Form 10-Q
period 1994-03-31
TITAN CORP
filed 1995-05-11
CIK 32258

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             March 31, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to





                                             Commission file number  1-6035


                             The Titan Corporation
             (Exact name of registrant as specified in its charter)


              Delaware                                      95-2588754
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


3033 Science Park Road, San Diego, California                 92121
    (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)      (619) 552-9500


_____________________________________________________________________________
                (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   x   No

     The number of shares of registrant's common stock outstanding at May 5, 1995, was 13,211,477.

                          Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                              THE TITAN CORPORATION


                         CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)




                                                     Three months ended
                                                         March 31,
                                                    1995           1994

Revenues..........................................$ 30,165       $ 39,689
Cost of revenues..................................  21,701         31,440


Gross profit......................................   8,464          8,249


Selling, general and administrative expense.......   5,456          5,891
Research and development expense..................   1,974            710


Operating profit..................................   1,034          1,648
Interest expense..................................    (205)          (447)
Interest income...................................      34             51


Income before income taxes........................     863          1,252
Income tax provision..............................     328            501


Net income........................................     535            751
Dividend requirement on preferred stock...........     174            174


Net income applicable to common stock............ $    361       $    577

Average common shares outstanding................   13,820         12,645

Net income per average common share.............. $    .03       $    .05





               The accompanying notes are an integral part of these
                        consolidated financial statements.

                              THE TITAN CORPORATION

                            CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)


                                                   March 31,     December 31,
                                                     1995           1994
Assets

Current assets:
   Cash and cash equivalents......................$  2,700       $  5,129
   Accounts receivable - net......................  37,388         36,164
   Inventories....................................   8,016          7,155
   Prepaid expenses and other current assets......   1,222          2,430
   Deferred income taxes..........................   4,615          4,769
     Total current assets.........................  53,941         55,647

Property and equipment - net......................  13,613         12,932
Goodwill - net....................................   3,962          4,103
Other assets......................................  10,217          9,221

     Total assets                                 $ 81,733       $ 81,903

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable...............................$  9,537       $  7,402
   Lines of credit................................   4,700             --
   Current portion of long-term debt..............     568            556
   Accrued compensation and benefits..............   7,440         11,000
   Other accrued liabilities......................  10,915         15,250
     Total current liabilities....................  33,160         34,208

Long-term debt....................................     618            765
Other non-current liabilities.....................   8,649          8,162

Stockholders' equity:
   Preferred stock; $1 par value; $13,897
     liquidation preference; authorized
     2,500,000 shares; issued and outstanding
     694,872......................................     695            695
   Common stock; $.01 par value; authorized
     30,000,000 shares; issued 14,698,272 and
     14,632,458...................................     147            146
   Capital in excess of par value.................  28,043         27,860
   Retained earnings..............................  15,032         14,671
   Treasury stock (1,519,336 and 1,521,534 shares),
     at cost......................................  (4,611)        (4,604)
          Total stockholders' equity..............  39,306         38,768

     Total liabilities and stockholders' equity...$ 81,733       $ 81,903


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                              THE TITAN CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)



                                                      Three months ended
                                                           March 31,
                                                     1995           1994

Cash Flows From Operating Activities:

Net income........................................$    535       $    751
Adjustments to reconcile net income to net cash
   provided by (used for) operations:
     Depreciation and amortization................   1,031            828
     Deferred income taxes and other..............      83            404
     Changes in assets and liabilities:
          Accounts receivable.....................  (1,224)         9,480
          Prepaid expenses and other assets.......     259           (532)
          Inventories.............................    (861)          (323)
          Accounts payable........................   2,135         (2,576)
          Accrued compensation and benefits.......  (3,560)        (1,759)
          Other liabilities.......................  (3,924)        (5,015)

Net cash provided by (used for) operating
   activities.....................................  (5,526)         1,258


Cash Flows From Investing Activities:

Capital expenditures..............................  (1,604)          (510)
Other.............................................     126             --
Net cash used for investing activities............  (1,478)          (510)


Cash Flows From Financing Activities:

Reductions of debt................................    (135)        (3,522)
Additions to debt.................................   4,700             --
Dividends paid....................................    (174)          (174)
Proceeds from stock issuances.....................     184          1,107

Net cash provided by (used for) financing
   activities.....................................   4,575         (2,589)

Net decrease in cash and cash equivalents.........  (2,429)        (1,841)
Cash and cash equivalents at beginning of period..   5,129          5,374

Cash and cash equivalents at end of period........$  2,700       $  3,533



               The accompanying notes are an integral part of these
                      consolidated financial statements.


                                         THE TITAN CORPORATION

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (in thousands of dollars, except per share data)



                                                        Capital
                                                       in Excess
                                   Preferred Common     of Par   Retained  Treasury
                                     Stock    Stock      Value   Earnings    Stock    Total



Three months ended March 31, 1995

Balances at December 31, 1994      $    695  $    146  $ 27,860  $ 14,671  $ (4,604) $ 38,768
   Exercise of stock options and other                        1       183                  (7)      177
   Dividends on preferred stock -
      $.25 per share                                                 (174)               (174)
   Net income                                                         535                 535
Balances at March 31, 1995         $    695  $    147  $ 28,043  $ 15,032  $ (4,611) $ 39,306



Three months ended March 31, 1994

Balances at December 31, 1993      $    695  $    138  $ 24,974  $  9,413  $ (5,899) $ 29,321
   Exercise of stock options                        4     1,103                         1,107
   Shares contributed to employee
      benefit plans                                                             804       804
   Dividends on preferred stock -
      $.25 per share                                                 (174)                         (174)
   Net income                                                         751                 751
Balances at March 31, 1994         $    695  $    142  $ 26,077  $  9,990  $ (5,095)           $ 31,809






       The accompanying notes are an integral part of these consolidated
                         financial statements.

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

              (Dollar amounts in thousands, except per share data)




Note (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1994. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. Also, certain prior year amounts have been reclassified to conform to the 1995 presentation.

Note (2)  SALE OF APPLICATIONS GROUP

In April 1994, the Company sold its Applications Group (the Company's Army training and simulation service business) as part of the Company's formal plan of restructure adopted in early 1994. During the first quarter of 1994, the Applications Group had revenues and operating profit of approximately $11,000 and $900, respectively.

Note (3)  OTHER FINANCIAL DATA

                                             March 31,     December 31,
                                               1995           1994
Inventories:
   Materials                                $ 3,494         $ 2,921
   Work-in-process                            1,363           1,287
   Finished goods                             3,159           2,947
                                            $ 8,016         $ 7,155


Supplemental disclosure of cash payments (receipts) is as follows:


                                             Three Months Ended
                                                  March 31,
                                             1995           1994

   Interest                                $     8        $   401
   Income taxes                               (977)          (108)


During the three months ended March 31, 1994, the Company utilized treasury stock of $804 for benefit plan contributions.


                            THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                         (Dollar amounts in thousands,
                             except per share data)




RESULTS OF OPERATIONS

   Revenues for the first quarter of 1995 were $30,165, down from $39,689 in the first quarter of 1994. The change in revenue primarily reflects the impact of the sale of the Applications Group in April 1994. Commercial business revenues increased approximately 50% quarter to quarter while government business revenues, excluding the Applications Group business previously mentioned, remained stable.
   Gross margins increased from 21% of revenues in the first quarter of 1994 to 28% of revenues in the first quarter of 1995. The increase reflects a more favorable business mix as commercial business revenues, which typically generate higher gross margins than the Company's government business, continue to increase as a percentage of total revenues. In addition, gross margins in the government business areas increased quarter to quarter as contract mix improved.
   Selling, general and administrative ("SG&A") expense was $5,456 in the first quarter of 1995 down from $5,891 in the first quarter of 1994. This decrease reflects the impact of the sale of the Applications Group in April 1994 and savings due to the Company's specific actions to lower personnel costs through headcount reductions in its mature business areas, partially offset by increases in the commercial business areas. As the Company continues to build the infrastructure required to support its rapidly expanding commercial business, SG&A is expected to increase.
   Research and development ("R&D") expense increased from $710 in the first quarter of 1994 to $1,974 in the first quarter of 1995, or as a percentage of revenues from 2% of revenues to 7% of revenues, respectively. The increase reflects the Company's continuing focus on expanding commercial applications of its technologies and developing certain defense communication technologies.
   Net interest expense decreased from $396 in the first quarter of 1994 to $171 in the first quarter of 1995 primarily due to the lower average debt outstanding under the Company's lines of credit.
   The income tax provision is a 38% effective rate in the first quarter of 1995 versus a 40% effective rate in the first quarter of 1994. Both of these effective rates approximate the expected combined Federal and state statutory rates.

                             THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES
   In the first quarter of 1995 the Company utilized its line of credit with Sumitomo Bank to provide cash needed for operating activities. Cash requirements increased approximately $6,500 in the first quarter of 1995, primarily reflecting an increase in accounts receivable coupled with a decrease in customer advance payments, an increase in inventory requirements, the timing of certain compensation payments, and funding of restructuring activities. In the first quarter of 1995, the Company spent approximately $1,600 on capital expenditures, with the majority spent in the commercial business areas. Management believes that its cash flow from operations combined with its line of credit will be sufficient to fund planned investments and working capital requirements through 1995. The Company continues to evaluate its capital requirements and sources for providing additional funds for growth in its key business areas.

                             THE TITAN CORPORATION


                          PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports of Form 8-K


          (a)(27)  Financial Data Schedule

          (b) None.

                            THE TITAN CORPORATION


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    May 11, 1995

                                          THE TITAN CORPORATION





                                 /S/  ROGER HAY
                                 By:  Roger Hay
                                      Senior Vice President,
                                      Chief Financial Officer




                                 /s/  JANE E. JUDD
                                 By:  Jane E. Judd
                                      Vice President and
                                      Corporate Controller
                                      (Principal Accounting Officer)