Form 10-Q
period 1995-06-30
TITAN CORP
filed 1995-08-11
CIK 32258

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             June 30, 1995

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

                               Yes   x   No

     The number of shares of registrant's common stock outstanding at August 4, 1995, was 13,414,456.

                          Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                               THE TITAN CORPORATION


                         CONSOLIDATED STATEMENT OF INCOME
                       (in thousands, except per share data)




                                        Three months ended    Six Months Ended
                                              June 30,              June 30,
                                          1995      1994        1995    1994

Revenues.................................$34,307  $28,804     $64,472  $68,493
Cost of revenues......................... 25,085   21,404      46,786   52,844


Gross profit.............................  9,222    7,400      17,686   15,649


Selling, general and administrative
   expense...............................  6,365    4,682      11,821   10,573
Research and development expense.........  1,501      879       3,475    1,589
Other income.............................    -     (1,200)         -    (1,200)


Operating profit.........................  1,356    3,039       2,390    4,687
Interest expense.........................   (264)    (168)       (469)    (615)
Interest income..........................      9       84          43      135


Income before income taxes...............  1,101    2,955       1,964    4,207
Income tax provision.....................    382    1,182         710    1,683


Net income...............................    719    1,773       1,254    2,524
Dividend requirement on preferred stock..    173      173         347      347


Net income applicable to common stock....$   546  $ 1,600     $   907  $ 2,177

Average common shares outstanding........ 13,852   13,405      13,836   13,024

Net income per average common share......$   .04  $   .12     $   .07  $   .17





               The accompanying notes are an integral part of these
                        consolidated financial statements.


                             THE TITAN CORPORATION

                            CONSOLIDATED BALANCE SHEET
                             (in thousands of dollars)


                                                   June 30,      December 31,
                                                     1995            1994
Assets

Current assets:
   Cash and cash equivalents......................$   2,248        $  5,129
   Accounts receivable - net......................   36,129          36,164
   Inventories....................................    8,463           7,155
   Prepaid expenses and other current assets......    1,095           2,430
   Deferred income taxes..........................    4,521           4,769
      Total current assets........................   52,456          55,647

Property and equipment - net......................   14,999          12,932
Goodwill - net....................................    3,960           4,103
Other assets......................................    8,953           9,221

   Total assets                                   $  80,368        $ 81,903

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable...............................$   5,473        $  7,402
   Line of credit.................................    7,550             --
   Current portion of long-term debt..............      580             556
   Accrued compensation and benefits..............    8,747          11,000
   Other accrued liabilities......................    8,400          15,250
      Total current liabilities...................   30,750          34,208

Long-term debt....................................      469             765
Other non-current liabilities.....................    8,692           8,162

Stockholders' equity:
   Preferred stock; $1 par value; $13,897
     liquidation preference; authorized
     2,500,000 shares; issued and outstanding
     694,872......................................      695             695
   Common stock; $.01 par value; authorized
     30,000,000 shares; issued 14,917,066 and
     14,632,458...................................      149             146
   Capital in excess of par value.................   28,666          27,860
   Retained earnings..............................   15,578          14,671
   Treasury stock (1,525,064 and 1,521,534 shares),
     at cost......................................   (4,631)         (4,604)
          Total stockholders' equity..............   40,457          38,768

     Total liabilities and stockholders' equity   $  80,368        $ 81,903


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                               THE TITAN CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands of dollars)

                                                       Six months ended
                                                           June 30,
                                                     1995            1994

Cash Flows From Operating Activities:

Net income........................................$ 1,254         $  2,524
Adjustments to reconcile net income to net cash
   provided by (used for) operations:
     Restructuring activities.....................    --            (1,200)
     Depreciation and amortization................  2,057            1,711
     Deferred income taxes and other..............    362             (879)
     Changes in assets and liabilities (net of
        effects of sale of business):
          Accounts receivable.....................     35            8,982
          Prepaid expenses and other assets.......  1,479            1,532
          Inventories............................. (1,308)          (1,172)
          Accounts payable........................ (1,929)          (2,926)
          Accrued compensation and benefits....... (2,253)             (76)
          Other liabilities....................... (6,105)          (6,947)

Net cash provided by (used for) operating
   activities..................................... (6,408)           1,549


Cash Flows From Investing Activities:

Proceeds, net of transaction costs, from sale of
   business.......................................    --            16,666
Capital expenditures.............................. (3,832)          (1,699)
Other.............................................    --                47
Net cash provided by (used for) investing
   activities..................................... (3,832)          15,014


Cash Flows From Financing Activities:

Reductions of debt................................   (272)         (16,611)
Additions to debt.................................  7,550             --
Dividends paid....................................   (347)            (347)
Proceeds from stock issuances.....................    428            1,959

Net cash provided by (used for) financing
   activities.....................................  7,359          (14,999)

Net increase (decrease) in cash and cash
   equivalents.................................... (2,881)           1,564
Cash and cash equivalents at beginning of period..  5,129            5,374

Cash and cash equivalents at end of period........$ 2,248          $ 6,938


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                                          THE TITAN CORPORATION

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (in thousands of dollars, except per share data)



                                                        Capital
                                                       in Excess
                                   Preferred Common     of Par   Retained  Treasury
                                     Stock    Stock      Value   Earnings    Stock    Total



Six months ended June 30, 1995

Balances at December 31, 1994     $    695 $    146   $ 27,860   $ 14,671   $ (4,604)   $ 38,768
   Exercise of stock options and other            3        806                  (388)        421
   Shares contributed to employee
        benefit plans                                                            361         361
   Dividends on preferred stock -
      $.50 per share                                                 (347)                  (347)
   Net income                                                       1,254                  1,254
Balances at June 30, 1995         $    695 $    149   $ 28,666   $ 15,578    $ (4,631)  $  40,457



Six months ended June 30, 1994

Balances at December 31, 1993     $    695 $    138  $ 24,974    $  9,413    $ (5,899)  $ 29,321
   Exercise of stock options                      7     1,952                             1,959
   Shares contributed to employee
      benefit plans                                                             1,171     1,171
   Dividends on preferred stock -
      $.50 per share                                                 (347)                         (347)
   Net income                                                       2,524                 2,524
Balances at June 30, 1994          $    695  $    145 $ 26,926   $ 11,590    $ (4,728)  $ 34,628





The accompanying notes are an integral
part of these consolidated financial statements.

                             THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

Note (2)  DEBT

In May 1995, the Company's bank line of credit agreement was amended to increase available credit from $10,000 to $17,000 and to extend the maturity date to May 31, 1997. Borrowings under this agreement were $7,550 at June 30, 1995.

Note (3)  SALE OF APPLICATIONS GROUP

In April 1994, the Company sold its Applications Group (the Company's Army training and simulation service business) as part of the Company's formal plan of restructure adopted in early 1994. Through the date of sale in 1994, the Applications Group had revenues and operating profit of $11,913 and $919, respectively.

Note (4)  OTHER FINANCIAL DATA

                                             June 30,     December 31,
                                               1995           1994
Inventories:
   Materials                                $  3,846       $  2,921
   Work-in-process                             1,644          1,287
   Finished goods                              2,973          2,947
                                            $  8,463       $  7,155

Supplemental disclosure of cash payments (receipts) is as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                         1995          1994       1995       1994

   Interest             $ 199         $  198     $ 207      $  599
   Income taxes           173            (76)     (804)        (32)

During the six month periods ended June 30, 1995 and 1994, the Company utilized treasury stock of $361 and $1,171, respectively, for benefit plan contributions.
                             THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                         (Dollar amounts in thousands,
                             except per share data)



RESULTS OF OPERATIONS

   Revenues for the second quarter of 1995 were $34,307, up 19% from revenues of $28,804 in the second quarter of 1994. Revenues in the commercial business areas increased approximately 39%, primarily due to strong demand for the Company's business process re-engineering projects using client/server technology, as well as significant percentage increases in the secure television, commercial satellite communications systems, and medical device sterilization businesses. Revenues in the government business area increased approximately 8%, resulting from an increase in subcontract service revenues which more than offset a decline in the government satellite communications business. The decrease in government satellite communications revenue at this time is primarily due to the completion of several large contracts in 1994 and the wind-down of the Mini-DAMA development contract. However, this development contract resulted in a follow-on order worth $12 million for low rate initial production. Initial revenues from these production units partially offset the decline from contract completions.
   Gross margins increased from 26% of revenues in the second quarter of 1994 to 27% of revenues in the second quarter of 1995. Despite a favorable revenue mix, margins remained stable due to lower contributions in certain government service business areas.
   Selling, general and administrative ("S,G&A") expense was $6,365 in the second quarter of 1995, up from $4,682 in the second quarter of 1994. The increase reflects additional expenses to build infrastructure for the Company's growth businesses, including the recruitment of experienced management in key business areas. Selling expense increased due to expanded selling efforts in the commercial business areas, including the addition of sales personnel in Europe, Central America and the Pacific Rim.
   Research and development ("R&D") expense increased 71% from $879 in the second quarter of 1994 to $1,501 in the second quarter of 1995. This planned increase reflects the Company's continuing focus on expanding commercial applications of its technologies and developing certain defense communication technologies.
   Other income in the second quarter of 1994, a result of the Company's restructuring activities, included the gain on the sale of the Applications Group substantially offset by provisions made for estimated costs of planned consolidations and exiting of certain operations no longer compatible with the Company's long range strategy.
   Net interest expense increased from $84 in the second quarter of 1994 to $255 in the second quarter of 1995. During 1994, the Company was substantially debt-free after the sale of its Applications Group in early April 1994. Since December 31, 1994, the Company has borrowed under its line of credit and, accordingly, net interest expense has increased.

   The income tax provisions for the second quarter and six months of 1995 are effective rates for the year of 35% and 36%, respectively, compared to an effective rate of 40% for the quarter and six months in 1994. The effective rates in both years reflect the combined federal and state statutory rates less expected credits, primarily R&D credits.
   Revenues for the first six months of 1995 were $64,472 compared to $68,493 for the first six months of 1994. The change reflects the effects of businesses sold, primarily the Applications Group, and lower revenues in certain government business areas, substantially offset by significant increases in commercial business revenues. Excluding the impact of the sale of the Applications Group, revenues increased 14%.
   Gross margins for the first six months of 1995 were 27% versus 23% in the first six months of 1994, reflecting improved margins in the government satellite communications business and a more profitable revenue mix as commercial business increased.
   S,G&A increased from $10,573 in the first six months of 1994 to $11,821 in the same period in 1995. The increase was due to expanded selling efforts in the commercial business areas, including the addition of sales and marketing personnel in Europe, Central America and the Pacific Rim.
   R&D increased from $1,589 in the first six months of 1994 to $3,475 in the first six months of 1995, reflecting the Company's commitment to developing and expanding new and existing technologies for its businesses.
   Net interest expense for the first six months decreased slightly in 1995 from the same period in 1994, reflecting lower average debt outstanding, offset somewhat by lower average investments.


LIQUIDITY AND CAPITAL RESOURCES

   In the first six months of 1995, the Company utilized its line of credit to provide cash needed for operating activities, including business expansion in commercial areas. Operating cash requirements increased approximately $6,400 in the first six months of 1995, primarily reflecting a reduction in accounts payable, an increase in inventory requirements, the timing of certain compensation payments, and funding of restructuring activities. In the first six months of 1995, the Company spent approximately $3,800 on capital expenditures, with the majority spent in the commercial business areas. Management believes that its cash flow from operations combined with its line of credit, amended in May 1995 to increase available credit from $10,000 to $17,000, will be sufficient to fund planned investments and working capital requirements through 1995.
The Company continues to evaluate its capital requirements and sources for providing additional funds for growth in its key business areas.

                             THE TITAN CORPORATION


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

(a) In April 1995, Donald P. Shaw, a former Company employee, filed an action against the Company in the Circuit Court of Fairfax County, Virginia, alleging monetary damages due to wrongful termination and intentional infliction of emotional distress arising out of the termination of Shaw's employment in March 1994. Discovery has commenced and is continuing, and the case remains in an early stage. The Company believes that the plaintiff's claims are without merit and intends to defend the case vigorously.

(b) In July 1995, the Company was served with four separate complaints filed by four former Company employees, Celindah J. Grier, Audrey S. Amato, Joyce A. Sexton and Kimberly Ann Ambrose, in the United States District Court for the Eastern District of Virginia, Alexandria Division. Each action arises from the course of the plaintiff's employment with and termination from the Company, and seeks monetary damages due to alleged gender discrimination, constructive discharge and/or wrongful termination and related claims. Discovery has commenced and is continuing, and each case remains in an early stage. The Company believes that each plaintiff's claims are without merit and intends to defend the cases vigorously.

Item 4. (a) and (c)   Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders held on May 18, 1995, the following matters were submitted and approved by shareholders:

1. Ratification of Selection of Arthur Andersen LLP as the Company's
   Auditors.

   Affirmative Votes        12,210,598
   Negative Votes               65,911
   Abstaining                  107,928

2. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                              Affirmative         Negative/Abstaining

   Charles R. Allen             12,205,885             178,552
   Joseph F. Caliguiri          12,211,735             172,702
   Daniel J. Fink               12,183,411             201,026
   John E. Koehler              12,199,837             184,600
   Thomas G. Pownall            12,205,822             178,615
   Dr. Gene W. Ray              12,184,530             199,907
   J. Sidney Webb               12,171,100             213,337

Item 6.   Exhibits and Reports on Form 8-K

          (a)(27)  Financial Data Schedule

          (b) None.

                             THE TITAN CORPORATION


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    August 11, 1995

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