Form 10-Q
period 1995-09-30
TITAN CORP
filed 1995-11-13
CIK 32258

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


x    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

or the quarterly period ended                   September 30, 1995

OR

   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

_________________________

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

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes   x   No

   The number of shares of registrant's common stock outstanding at November 3, 1995, was 13,822,766.



Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share data)




                                         Three months ended  Nine Months Ended
                                            September 30,      September 30,
                                           1995      1994      1995     1994

Revenues.................................$34,983   $29,541    $99,455  $98,034
Cost of revenues......................... 27,637    20,159     74,423   73,003

Gross profit.............................  7,346     9,382     25,032   25,031

Selling, general and administrative
   expense...............................  5,723     5,460     17,544   16,033
Research and development expense.........  1,299     1,641      4,774    3,230
Other income, net........................   (773)       -        (773)  (1,200)

Operating profit.........................  1,097     2,281      3,487    6,968
Interest expense.........................   (371)      (97)      (840)    (712)
Interest income..........................      4        89         47      224

Income before income taxes...............    730     2,273      2,694    6,480
Income tax provision.....................    260       759        970    2,442

Net income...............................    470     1,514      1,724    4,038
Dividend requirement on preferred stock..    174       174        521      521

Net income applicable to common stock....$   296   $ 1,340    $ 1,203  $ 3,517

Average common shares outstanding........ 14,214    13,511     13,962   13,135

Net income per average common share......$   .02   $   .10    $   .09  $   .27


The accompanying notes are an integral part of these consolidated financial statements.


THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

                                                  September 30,   December 31,
                                                      1995            1994
Assets

Current assets:
   Cash and cash equivalents.......................$  2,677         $  5,129
   Accounts receivable - net.......................  39,344           36,164
   Inventories.....................................   7,933            7,155
   Prepaid expenses and other......................   2,650            2,430
   Deferred income taxes...........................   4,416            4,769
      Total current assets.........................  57,020           55,647

Property and equipment - net.......................  17,128           12,932
Goodwill - net.....................................   3,700            4,103
Other assets.......................................   9,146            9,221

   Total assets                                    $ 86,994         $ 81,903

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable................................$  8,195         $  7,402
   Line of credit..................................  10,400               --
   Current portion of long-term debt...............     594              556
   Accrued compensation and benefits...............   8,393           11,000
   Other accrued liabilities.......................   7,680           15,250
      Total current liabilities....................  35,262           34,208

Long-term debt.....................................     316              765
Other non-current liabilities......................   7,910            8,162

Stockholders' equity:
   Preferred stock; $1 par value; $13,897
      liquidation preference; authorized 2,500,000
      shares; issued and outstanding 694,872.......     695              695
   Common stock; $.01 par value; authorized
      30,000,000 shares; issued 14,980,750 and
      14,632,458...................................     150              146
   Capital in excess of par value..................  30,409           27,860
   Retained earnings...............................  15,874           14,671
   Treasury stock (1,198,454 and 1,521,534 shares),
      at cost......................................  (3,622)          (4,604)
         Total stockholders' equity................  43,506           38,768

   Total liabilities and stockholders' equity     $  86,994         $ 81,903


The accompanying notes are an integral part of these consolidated financial statements.


THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

                                                       Nine months ended
                                                          September 30,
                                                        1995        1994

Cash Flows From Operating Activities:

Net income...........................................$ 1,724      $  4,038
Adjustments to reconcile net income to net cash
   provided by (used for) operations:
      Other income...................................   (773)       (1,200)
      Depreciation and amortization..................  3,013         2,388
      Deferred income taxes and other................    663          (212)
      Changes in assets and liabilities (net of
         effects of sale of businesses):
            Accounts receivable...................... (3,180)       10,422
            Prepaid expenses and other assets........  1,199         1,452
            Inventories..............................   (820)       (1,084)
            Accounts payable.........................    793        (4,105)
            Accrued compensation and benefits........ (2,707)         (583)
            Other liabilities........................ (7,603)       (9,734)

Net cash provided by (used for) operating
   activities........................................ (7,691)        1,382

Cash Flows From Investing Activities:

Proceeds, net of transaction costs, from sale
   of businesses.....................................    252        16,766
Capital expenditures................................. (6,684)       (3,498)
Other................................................   (874)           69
Net cash provided by (used for) investing
   activities........................................ (7,306)       13,337

Cash Flows From Financing Activities:

Reductions of debt...................................   (411)      (16,740)
Additions to debt.................................... 10,400            --
Dividends paid.......................................   (521)         (521)
Proceeds from stock issuances........................  3,077         2,128

Net cash provided by (used for) financing
   activities........................................ 12,545       (15,133)

Net decrease in cash and cash equivalents............ (2,452)         (414)
Cash and cash equivalents at beginning of period.....  5,129         5,374

Cash and cash equivalents at end of period...........$ 2,677       $ 4,960

The accompanying notes are an integral part of these consolidated financial statements.


THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands of dollars, except per share data)





                                                                               Capital
                                                                                in Excess
                                            Preferred         Common             of Par       Retained     Treasury
                                             Stock            Stock              Value        Earnings      Stock     Total



Nine months ended September 30, 1995

Balances at December 31, 1994               $    695           $    146            $ 27,860   $ 14,671   $ (4,604) $ 38,768
     Stock issuance                                                                   1,413                   912     2,325
     Exercise of stock options and other                              4               1,136                  (388)      752
     Shares contributed to employee
          benefit plans                                                                                       458       458
     Dividends on preferred stock -
          $.75 per share                                                                          (521)                (521)
     Net income                                                                                  1,724                1,724
alances at September 30, 1995              $    695           $    150            $ 30,409    $ 15,874      $ (3,622) $43,506



Nine months ended September 30, 1994

Balances at December 31, 1993               $    695           $    138            $ 24,974   $  9,413     $ (5,899) $29,321
     Exercise of stock options                                        8               2,120                            2,128
     Shares contributed to employee
          benefit plans                                                                                       1,295    1,295
     Dividends on preferred stock -
          $.75 per share                                                                          (521)                  (521)
     Net income                                                                                  4,038                  4,038
Balances at September 30, 1994              $    695           $    146            $ 27.094   $ 12,930      $ (4,604) $ 36,261





The accompanying notes are an integral part of these consolidated financial statements.





THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

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

Note (2)	OTHER INCOME, NET

In September 1995, the Company sold its shaped-charged munitions business unit, a part of the Applied Technologies segment, for $1,650 in cash, plus royalties on future sales of munitions. The sale resulted in a pre-tax gain of $1,450 in other income. Other income also included losses related to the Company's investment in certain joint ventures.

Note (3)	COMMON STOCK

In September 1995, the Company completed a private placement of 300,000 shares of its common stock, receiving net proceeds of $2,325. The Company's shares were placed with offshore institutional investors pursuant to Regulation S of the Securities Act of 1933, as amended.

On August 17, 1995, the Board of Directors adopted a Shareholder Rights Agreement and subsequently distributed one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares") at a price of $42.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable if a person or group acquires, in a transaction not approved by the Company's Board of Directors ("Board"), 15% or more of the Company's common stock or announces a tender offer for 15% or more of the stock.

If a person or group acquires 15% or more of the Company's common stock, each Right (other than Rights held by the acquiring person or group which become void) will entitle the holder to receive upon exercise a number of shares of Company common stock having a market value of twice the Right's exercise price. If the Company is acquired in a transaction not approved by the Board, each Right may be exercised for common shares of the acquiring company having a market value of twice the Right's exercise price. The Company may redeem the Rights at $.01 per Right, subject to certain conditions. The Rights expire on August 17, 2005.

Note (4)	DEBT

In May 1995, the Company's bank line of credit agreement was amended to increase available credit from $10,000 to $17,000 and to extend the maturity date to May 31, 1997. Borrowings under this agreement were $10,400 at September 30, 1995.

Note (5)  SALE OF APPLICATIONS GROUP

In April 1994, the Company sold its Applications Group (the Company's Army training and simulation service business) as part of the Company's formal plan of restructure adopted in early 1994. Through the date of sale in 1994, the Applications Group had revenues and operating profit of $11,913 and $919, respectively.

Note (6)   OTHER FINANCIAL DATA

                                      September 30,     December 31,
                                          1995              1994
Inventories:
   Materials                             $ 2,596         $  2,921
   Work-in-process                         1,779            1,287
   Finished goods                          3,558            2,947
                                         $ 7,933         $  7,155

Supplemental disclosure of cash payments (receipts) is as follows:

                           Three Months Ended      Nine Months Ended
                             September 30,           September 30,
                            1995        1994        1995       1994

   Interest                $ 205      $   39       $ 412      $ 638
   Income taxes               29         635        (775)       603

During the nine month periods ended September 30, 1995 and 1994, the Company utilized treasury stock of $458 and $1,295, respectively, for benefit plan contributions.


THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(Dollar amounts in thousands,
except per share data)


RESULTS OF OPERATIONS

	Revenues for the third quarter of 1995 were $34,983, up 18% from revenues of $29,541 in the third quarter of 1994. The change was primarily due to increases in the government satellite communications business, the government services business and certain commercial business areas. These increases were partially offset by a reduction of revenues from a major telecommunications customer in the commercial client server reengineering business. Management expects that the Company will continue to experience reduced revenues in this business during the remainder of 1995 and in 1996.

	Gross margins were 21% of revenues in the third quarter of 1995 compared to 32% in the third quarter of 1994 principally reflecting a change in revenue mix. This percentage decrease resulted in approximately $2,000 less gross margin contribution. Although government satellite communications and services revenues increased, the contract mix in the third quarter of 1995 was not as favorable as in the third quarter of 1994. In the client server business, although margin percentages were stable, the reduction in revenue resulted in less gross margin contribution. The delays in the anticipated award of certain commercial contracts and increased support costs related to the Company's emerging commercial business also affected margins.

	Selling, general and administrative ("SG&A") expense increased slightly from $5,460 in the third quarter of 1994 to $5,723 in the third quarter of 1995, but decreased as a percentage of revenues from 18% in 1994 to 16% in 1995.

	Research and development ("R&D") expense was $1,299 in the third quarter of 1995 compared to $1,641 in the third quarter of 1994. The change reflects a decrease of approximately $400 in the government business area partially offset by an increase of approximately $100 in the commercial business area.

	Other income includes a pre-tax gain of $1,450 from the sale of the Company's shaped-charged munitions business which was sold for $1,650 in cash, plus royalties on future sales of munitions. Other income also includes losses related to the Company's investment in certain joint ventures.

	Net interest expense increased from $8 in the third quarter of 1994 to $367 in the third quarter of 1995. During 1994, the Company was substantially debt-free after the sale of its Applications Group in early April 1994. Since December 31, 1994, the Company has






RESULTS OF OPERATIONS (Continued)

borrowed under its line of credit and, accordingly, net interest expense has increased.

	The income tax provision for the third quarter and nine months of 1995 was an effective rate of 36% compared to effective rates of 33% and 38% for the third quarter and nine months of 1994, respectively.
The effective rates in both years reflect the combined federal and state statutory rates less expected credits, primarily R&D credits.

	Revenues for the first nine months of 1995 were $99,455 compared to $98,034 for the same period a year ago. Excluding the impact of the sale of the Applications Group in April 1994, revenues increased 15%. Commercial revenues increased approximately $9,000 and government revenues, excluding the impact of the sale of the Applications Group, increased approximately $4,000.

	Gross margins for the first nine months of 1995 were stable at 25% of revenues compared to 26% of revenues in the first nine months of 1994.

	SG&A increased from $16,033 in the first nine months of 1994 to $17,544 in the first nine months of 1995. The increase was principally in selling and marketing expenses reflecting the Company's commitment to growing its commercial businesses. In particular, the Company continues to expand its sales and marketing efforts in the Pacific Rim, Central America and Europe.

	R&D increased from $3,230 in the first nine months of 1994 to $4,774 in the first nine months of 1995, reflecting the Company's commitment to developing and expanding new and existing technologies for its businesses. Investment in R&D and sales and marketing combined increased 44% between the comparable nine month periods.

	Net interest expense for the first nine months of 1995 was $793 compared to $488 for the first nine months of 1994. The increase in net interest expense in 1995 is a result of substantially lower average investment income and slightly higher average line of credit borrowings at an average line of credit interest rate of 8.3% in 1995 compared to 6.5% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

	In the first nine months of 1995, the Company utilized $10,400 under its $17,000 bank line of credit to provide cash needed for operating activities, including business expansion in commercial areas. Operating cash requirements were approximately $7,700 in the first nine months, primarily reflecting an increase in accounts receivable and inventory along with the timing of certain compensation payments and funding of restructuring activities. In the first nine months of 1995, the Company spent approximately $6,700 on capital expenditures, with the majority spent in the commercial business area. In September, the Company received $2,325 in cash through a private placement of common stock to offshore institutional investors. Management believes that its cash flow from operations combined with its bank line of credit will be sufficient to fund planned investments and working capital requirements through 1995. The Company continues to evaluate its capital requirements and sources for providing additional funds for growth in its key business areas.



THE TITAN CORPORATION


PART II - OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K

           (a)(3) Bylaws of the Company, as amended October 18, 1995.

          (a)(10) Executive severance plan entered into by the Company with Gene W. Ray, John E. Koehler, Ronald Gorda,
David A. Hahn, Roger Hay, Cornelius L. Hensel,
Fredrick L. Judge and Stephen P. Meyer.

          (a)(27) Financial Data Schedule

          (b) The Company filed the following:

               (1)	Current report on Form 8-K dated September 7,
1995, to report the distribution of preferred share purchase rights to the Company's common stockholders.

               (2)	Current report on Form 8-K dated October 18, 1995,
to report an amendment to the Company's Bylaws.






THE TITAN CORPORATION


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 13, 1995

                                          THE TITAN CORPORATION





                                          /S/ ROGER HAY
                                          By: Roger Hay
                                              Senior Vice President,
                                              Chief Financial Officer




                                         /s/ JANE E. JUDD
                                         By: Jane E. Judd
                                             Vice President and
                                             Corporate Controller
                                        .    (Principal Accounting Officer)


6.        Exhibits
6. (a)(3) Bylaws of the Company, as amended October 18, 1995
6. (a)(10)     Executive serverance plan entered into by the
Company with
          Gene W. Ray, John E. Koehler, Ronald Gorda, David A.
Hahn,
          Roger Hay, Cornelius L. Hensel, Fredrick L. Judge, and
          Stephen P. Meyer

THE TITAN CORPORATION
(A Delaware Corporation)

BYLAWS
(As Amended through October 18, 1995)


ARTICLE I

OFFICES

          SECTION 1.01 Registered Office. The registered office of The
Titan Corporation (hereinafter called the Corporation) in the State of
Delaware shall be at No. 100 West Tenth Street, City of
Wilmington, County
of New Castle, and the name of the registered agent in charge thereof shall be The Corporation Trust Company.

          SECTION 1.02 Other Offices. The Corporation may also have an office or offices at such other place or places, either within or without the State of Delaware, as the Board of Directors (hereinafter called the
Board) may from time to time determine or as the business of the Corporation may require.


ARTICLE II

MEETINGS OF STOCKHOLDERS

          SECTION 2.01 Annual Meetings. The annual meeting of the stockholders of the Corporation for the purpose of electing directors and for the transaction of such other proper businesses as may come before the meeting shall be held at such time, date and place as the Board shall determine by resolution, and, if that day is a legal holiday, then on the next succeeding business day not a legal holiday at the same hour. If the election of directors shall not be held on the day designated for any annual meeting, or on the day of any adjourned session thereof, the Board shall cause the election to be held as soon thereafter as may be convenient at a special meeting of such stockholders.

          SECTION 2.02  Special Meetings.  A special meeting of
the
stockholders for the transaction of any proper business may be called at any time by the Board, the Chairman of the Board or by the President.

          SECTION 2.03  Place of Meeting.  All meetings of the
stockholders shall be held at such places, within or without the State of
Delaware, as may from time to time be designated in the respective notices or waivers of notice thereof.

          SECTION 2.04 Notice of Meetings. Except as otherwise required by law, notice of each meeting of the stockholders, whether annual or special, shall, not less than ten (10) nor more than fifty (50) days before the date of the meeting, be given to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his post-office address furnished by him to the Secretary of the Corporation for such purpose or, if he shall not have furnished to the Secretary of the Corporation his address for such purpose, then at his post-office address last known to the
Secretary, or by transmitting a notice thereof to him at such address by telegraph, cable, or wireless. Except as otherwise expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting, and, in the case of a special meeting, shall also state the purpose or purposes for which the meeting is called.
Notice of any meeting of stockholders shall be deemed waived by any stockholder who shall attend such meeting in person or by proxy, except a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.
 Except as
otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof are announced at the meeting at which the adjournment is taken.

          SECTION 2.05 Quorum. Except in the case of any meeting for the election of directors summarily ordered as provided by law, the holders of record of a majority in voting interest of the shares of stock of the
Corporation entitled to be voted thereat, present in person or by proxy, shall constitute a quorum for the transaction of business at any meeting of the stockholders of the Corporation or any adjournment thereof. In the absence of a quorum at any meeting or any adjournment thereof, a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat or, in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

          SECTION 2.06 Voting. (a) Each stockholder shall, at each meeting of the stockholders, be entitled to vote in person or by proxy each share or fractional share of the stock of the Corporation having voting rights on the matter in question and which shall have been held by him and registered in his name on the books of the Corporation:

          (i) on the date fixed pursuant to Section 6.05 of these
Bylaws as the record date for the determination of stockholders entitled to notice of and to vote at such meeting, or

          (ii) if no such record date shall have been so fixed, then (a) at the close of business on the day next preceding the day on which notice of the meeting shall be given or (b) if notice of the meeting shall be waived, at the close of business on the day next preceding the day on which the meeting shall be held.

          (b) Shares of its own stock belonging to the Corporation shall not be entitled to vote. Persons holding in a fiduciary capacity stock of the Corporation shall be entitled to vote such stock so held. A person whose stock is pledged shall be entitled to vote such stock, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon.
Stock having voting power standing of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants in common, tenants by the entirety or otherwise, or with respect to which two or more persons have the same fiduciary relationship, shall be voted in accordance with the provisions of the General Corporation Law of the State of Delaware.

          (c) Any such voting rights may be exercised by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting;
provided, however, that no proxy shall be voted or acted upon after three years from its date unless said proxy shall provide for a longer period.
The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless he shall in writing so notify the secretary of the meeting prior to the voting of the proxy. At any meeting of the stockholders all matters, except as otherwise provided in these Bylaws or by law, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat and thereon, a quorum being present.
The vote at any meeting of the stockholders on any question need not be by ballot, unless so directed by the chairman of the meeting. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and it shall state the number of shares voted.

          SECTION 2.07 Judges. If at any meeting of the stockholders a vote by written ballot shall be taken on any questions, the chairman of such meeting may appoint a judge or judges to act with respect to such vote. Each judge so appointed shall first subscribe an oath faithfully to execute the duties of a judge at such meeting with strict impartiality and according to the best of his ability. Such judges shall decide upon the qualification of the voters and shall report the number of shares represented at the meeting and entitled to vote on such question, shall conduct and accept the votes, and, when the voting is completed, shall ascertain and report the number of shares voted respectively for and against the question. Reports of judges shall be in writing and subscribed and delivered by them to the Secretary of the Corporation. The judges need not be stockholders of the Corporation, and any officer of the Corporation may be a judge on any question other than a vote for or against a proposal in which he shall have a material interest.

          SECTION 2.08  Notice of Stockholder Business and
Nominations

          (a)  Annual Meeting of Stockholders.

          (i) Nominations of persons for election to the Board of
Directors of the    Corporation and the proposal of business to
be considered
by the stockholders      may be made at an annual meeting of
stockholders (a)
pursuant to the     Corporation's notice of meeting, (b) by or at
the
direction of the Board of     Directors or (c) by any stockholder
of the
Corporation who was a stockholder  of record at the time of
giving of
notice provided for in this By-Law, who is   entitled to vote at
the
meeting and who complies with the notice procedures    set forth
in this By-
Law,

          (ii) For nominations or other business to be properly
brought
before    an annual meeting by a stockholder pursuant to clause
(c) of
paragraph (a) (i)   of this By-Law, the stockholder must have
given timely
notice thereof in   writing to the Secretary of the Corporation
and such
other business must      otherwise be a proper matter for
stockholder action.
To be timely, a     stockholder's notice shall be delivered to
the Secretary
at the principal    executive offices of the Corporation not
later than the
close of business on the      60th day nor earlier than the close
of
business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event
that the date of the annual meeting is more than 30 days before
or
     more than 60 days after such anniversary date, notice by the
stockholder to be   timely must be so delivered not earlier than
the close
of business on the 90th  day prior to such annual meeting and not
later than the close of business on     the later of the 60th day
prior
to such annual meeting or the 10th day  following the day on which public
announcement of the date of such meeting     is first made by the
Corporation.
In no event shall the public announcement of      an adjournment
of an annual
meeting commence a new time period for the   giving of a
stockholder's
notice as described above.  Such stockholder's    notice shall
set forth (a)
as to each person whom the stockholder proposes to     nominate
for election
or re-election as a director all information relating to such person
that is required to be disclosed in solicitations of proxies for election
of   directors in an election contest, or is otherwise required, in each
case pursuant  to Regulation 14A under the Securities Exchange
Act of
1934, as amended    (the "Exchange Act") and Rule 14a-11
thereunder
(including such person's      written consent to being named in
the proxy
statement as a nominee and to      serving as a director if
elected); (b)
as to any other business that the  stockholder proposes to bring before
the meeting, a brief description of the      business desired to
be brought
before the meeting, the reasons for conducting    such business
at the
meeting and any material interest in such business of such
stockholder and
the beneficial owner, if any, on whose behalf the proposal is made, and
(c) as to the stockholder giving the notice and the beneficial
owner,      if
any, on whose behalf the nomination or proposal is made (i) the name and
     address of such stockholder, as they appear on the
Corporation's
books, and     of such beneficial owner and (ii) the class and
number of
shares of the  Corporation which are owned beneficially and of record by
such stockholder    and such beneficial owner.

          (iii)     Notwithstanding anything in the second
sentence of
paragraph      (A) (2) of this By Law to the contrary, in the
event that the
number of Directors      to be elected to the Board of Directors
of the
Corporation is increased and  there is no public announcement by the
Corporation naming all of the      nominees for director or
specifying the
size of the increased Board of Directors     at least 70 days
prior to the
first anniversary of the preceding year's annual meeting, a stockholder's notice required by this By-Law shall also be considered timely, but only with respect to nominees for any new positions created
by such increase, if it shall be delivered to the Secretary at the
principal      execution offices of the Corporation not later
than the close
of business on the  10th day following the day on which such public
announcement is first made    by the Corporation.

          (b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting.
Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (a) by or at the direction of the Board of Directors at (b) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this By-Law, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the
Corporation's notice of meeting, if the stockholder's notice required by paragraph (a) (ii) of this By-Law shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.
In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

          (c)  General.

          (i)  Only such persons who are nominated in accordance
with the
     procedures set forth in this By-Law shall be eligible to
serve as
director; and  only such business shall be conducted at a meeting of
stockholders as shall    have been brought before the meeting in
accordance with the procedures set      forth in this By-Law.
Except as
otherwise provided by law, the Certificate of     Incorporation
or these By-
Laws, the Chairman of the meeting shall have the  power and duty to
determine whether a nomination or any business proposed     to be
brought
before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this By-Law and, if any
proposed  nomination or business is not in compliance with this
By-Law,
to declare that     such defective proposal or nomination shall
be
disregarded.

          (ii) For purposes of the By-Law, "public announcement"
shall
mean      disclosure in a press release reported by the Dow Jones
News Service,
     Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange
     Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

          (iii)     Notwithstanding the foregoing provisions of
this By-Law,
a    stockholder shall also comply with all applicable
requirements of the
Exchange  Act and the rules and regulations thereunder with
respect to
the matters set     forth in this By-Law.  Nothing in this By-Law
shall be
deemed to affect any     rights (1) of stockholders to request
inclusion of proposals in the Corporation's  proxy statement pursuant to
Rule 14a-8 under the Exchange Act or (2) of the   holders of any
series
of Preferred Stock to elect directors under specified circumstances.

          SECTION 2.09  Record Date for Action by Written
Consent.

          In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the
Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been filed by the Board of Directors within 10 days of the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in Delaware, its principal place of business or to any officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the
Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.

          SECTION 2.10  Inspectors of Written Consent

          In the event of the delivery, in the manner provided by Section
2.09, to the Corporation of the requisite written consent or consents to take corporate action and/or any related revocation or revocations, the
Corporation shall engage nationally recognized independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. For the purpose of permitting the inspectors to perform such review, no action by written consent without a meeting shall be effective until such date as the independent inspectors certify to the Corporation that the consents delivered to the Corporation in accordance with Section 2.09 represent at least the minimum number of votes that would be necessary to take the corporate action. Nothing contained in this paragraph shall in any way be construed to suggest or imply that the Board of Directors or any stockholder shall not be entitled to contest the validity of any consent or revocation thereof, whether before or after such certification by the independent inspectors, or to take any other actions (including, without limitation, the commencement, prosecution or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation.)

          SECTION 2.11  Effectiveness of Written Consent.

          Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within 60 days of the date the earliest dated written consent was received in accordance with
Section 2.09, a written consent or consents signed by a sufficient number of holders to take such action are delivered to the Corporation in the manner prescribed in Section 2.09.

ARTICLE III

BOARD OF DIRECTORS

          SECTION 3.01 General Powers. The property, business, and affairs of the Corporation shall be managed by the Board.

          SECTION 3.02 Number, Qualification, and Term of Office. The number of directors shall be seven (7); provided, however, that the number of directors may be increased in the event of certain specified arrearages in the payment of dividends on the $1.00 Cumulative Convertible Preferred
Stock of the Corporation, such increases to be in the number, for the period of time effected in the manner, prescribed in the Certificate of
Incorporation. Directors need not be stockholders. Each of the directors of the Corporation shall hold office until the annual meeting of stockholders held next after his election and until his successor shall have been duly elected and shall qualify, or until his death in office, or until he shall resign or shall have been removed in the manner hereinafter provided.

          SECTION 3.03  Election of Directors.  At each meeting
of the
stockholders for the election of directors at which a quorum is present the persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the directors.

          SECTION 3.04 Resignations. Any director of the Corporation may resign at any time by giving written notice to the Chairman of the
Board or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified, it shall take effect immediately upon its receipt; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          SECTION 3.05 Vacancies. Except as otherwise provided in the
Certificate of Incorporation, any vacancy in the Board, whether because of death, resignation, disqualification, an increase in the number of directors, or any other cause, may be filled by vote of the majority of the remaining directors, although less than a quorum, except in the case of a vacancy caused by removal, in which event a successor must be elected by the stockholders of the Corporation at a special meeting called for that purpose. Each director so chosen to fill a vacancy shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and shall qualify, or until his death in office, or until he shall resign or shall have been removed in the manner hereinafter provided.

          SECTION 3.06  Place of Meeting, etc.  The Board may
hold any of
its meetings at such place or places within or without the State of
Delaware as the Board may from time to time by resolution designate or as shall be designated by the person or persons calling the meeting or in the notice or a waiver of notice of any such meeting.

          SECTION 3.07 First Meeting. As soon as practicable after each annual election of directors, the Board shall meet for the purpose of organization, the election of officers of the Corporation, and the transaction of other business. Notice of such first meeting shall be given in the manner hereinafter provided in Section 3.09 unless as therein provided such notice shall not be required.

          SECTION 3.08 Regular Meetings. Regular meetings of the Board may be held at such times as the Board shall from time to time by resolution determine. There shall be not less than four such regular meetings held in each calendar year. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting shall be held at the same hour and place on the next succeeding business day not a legal holiday. Except as provided by law, notice of regular meetings need not be given.

          SECTION 3.09 Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman of the Board or the President or any two of the directors. Except as otherwise provided by law or by these Bylaws, notice of the time and place of each such special meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least five (5) day before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph or cable or be delivered personally not less than forty-eight
(48) hours
before the time at which the meeting is to be held. Except where otherwise required by law or by these Bylaws, notice of the purpose of a special meeting need not be given. Notice of any meeting of the Board shall not be required to be given to any director who shall have waived such notice and such notice shall be deemed to have been waived by any director who is present at such meeting.

          SECTION 3.10 Quorum and Manner of Acting. Except as otherwise provided in these Bylaws, or by law, the presence of four (4) members of the Board (but in any event not less than one-third of the number of directors then authorized) shall be required to constitute a quorum for the transaction of business at any meeting of the Board, and all matters shall be decided at any such meeting, a quorum being present, by the affirmative votes of a majority of the directors present. In the absence of a quorum, a majority of directors present at any meeting may adjourn the same from time to time until a quorum shall be present. Notice of any adjourned meeting need not be given. The directors shall act only as a Board, and the individual directors shall have no power as such.

          SECTION 3.11 Action by Consent. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if prior to such action a written consent thereto is signed by all members of the Board or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

          SECTION 3.12 Removal of Directors. Subject to the provisions of the Certificate of Incorporation, any director may be removed at any time, either with or without cause, by the affirmative vote of the stockholders having a majority of the voting power of the Corporation, given at a special meeting of the stockholders called for the purpose; and the vacancy in the Board caused by any such removal may be filled at such meeting or otherwise as provided in Section 3.05.

          SECTION 3.13 Compensation. The directors shall receive only such compensation for their services as may be allowed by a resolution of the Board either as an annual fee or as compensation for his attendance at each meeting of the Board or of such committee. The Board may also provide that the Corporation shall reimburse each such director or member of such committee for any expense incurred by him on account of his attendance at any such meeting. Neither the payment of such compensation nor the reimbursement of such expenses shall be construed to preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving compensation therefor.

          SECTION 3.14 Executive Committee. The Board may, in its discretion, by resolution adopted by a majority of the whole Board, designate an Executive Committee consisting of three directors of the
Corporation, which Committee shall have and may exercise, when the Board is not in session, the powers of the Board in management of the business and affairs of the Corporation, and shall have power to authorize the issuance of the stock of the Corporation and to authorize the seal of the Corporation to be affixed to all papers which may require it. Each member of the Executive Committee may designate another member of the Board to act as his alternate at any meeting of the Executive Committee. The Board shall name the Chairman of the Executive Committee and shall have the power at any time to change the membership of the Executive Committee, to fill all vacancies in it and to dissolve it. The Executive Committee may make rules for the conduct of its business and may appoint such committees and assistants as it shall from time to time deem necessary. Two members of said Committee shall constitute a quorum, and any action taken by the
Executive Committee shall require the approval of at least two of the members thereof. The Executive Committee shall keep written minutes of its transactions and report such minutes to the Board at the next regular meeting of the Board.

          SECTION 3.15 Other Committees. The Board may in its discretion appoint other committees which shall have and may exercise such powers in the management of the business and affairs of the Corporation as may be granted by resolutions of the Board. Any such committee shall consist of two or more directors of the Corporation, and a majority of any such committee may determine its action and fix the time and place of its meetings unless the Board shall provide otherwise. The Board shall have power at any time to fill vacancies in, to change the membership of and to dissolve any such committee. The Board may designate one or more directors as alternate members of any committee who may replace any absent or disqualified member of any meeting of the committee.


ARTICLE IV

OFFICERS

          SECTION 4.01 Number. The officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents
(the
number thereof and their respective titles to be determined by the Board), a Secretary, a Treasurer and a Controller.

          SECTION 4.02  Election, Term of Office and
Qualifications.  The
officers of the Corporation, except such officers as may be appointed in accordance with Section 4.03, shall be elected annually by the Board at the first meeting thereof held after the annual meeting of stockholders for the election of directors. If any officers are not elected at an annual meeting, such officers may be elected at any subsequent regular or special meeting of the Board. Each officer shall hold office until his successor shall have been duly elected and shall qualify, or until his death in office, or until his resignation or removal in the manner hereinafter provided.

          SECTION 4.03  Assistants, Agents and Employees, etc.
In
addition to the officers specified in Section 4.01, the Board may appoint other assistants, agents, and employees as it may deem necessary or advisable, including one or more Assistant Secretaries, and one or more
Assistant Treasurers, each of whom shall hold office for such period, having such authority, and perform such duties as the Board or the chief executive officer may from time to time determine. The Board may delegate to any officer of the Corporation or any committee of the Board the power to appoint, remove and prescribe the duties of any such assistants, agents or employees.

          SECTION 4.04 Removal. Any officer, assistant, agent or employee of the Corporation may be removed, with or without cause, at any time: (i) in the case of an officer, assistant, agent or employee appointed by the Board, only by resolution of the Board; and (ii) in the case of any other officer, assistant, agent or employee, by an officer of the Corporation or committee of the Board upon whom or which such power of removal may be conferred by the Board.

          SECTION 4.05 Resignations. Any officer of assistant may resign at any time by giving written notice of his resignation to the
Board, the Chairman of the Board, the chief executive officer, or the
Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if the time be not specified, upon receipt thereof by the Board, the Chairman of the Board, the chief executive officer, or the Secretary, as the case may be; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          SECTION 4.06 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or other cause, may be filled for the unexpired portion of the term thereof in the manner prescribed in these Bylaws for regular appointments or elections to such office.

          SECTION 4.07 The Chairman of the Board. The Chairman of the
Board of the Corporation shall be an officer of the Corporation.
 He shall
preside at all meetings of the Board and of the stockholders at which he is present, and shall exercise and perform such other duties as may from time to time be assigned to him by the Board.

          SECTION 4.08 The President. The President shall be the chief executive officer of the Corporation and shall have, subject to the control of the Board, general and active supervision and management over the business of the Corporation and over its several officers, assistants, agents and employees other than the Chairman of the Board, and he shall perform such other duties incident to the office as may from time to time be assigned to him by the Board. In case of the absence or inability of the Chairman of the Board to act, the President shall perform the duties of the Chairman of the Board.

          SECTION 4.09 The Vice Presidents. Each Vice President shall have such powers and perform such duties as the Board or the chief executive officer may from time to time prescribe. At the request of the
President, or in case of the President's absence or inability to act upon the request of the Board or the Chairman of the Board, a Vice President shall perform the duties of the President and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the
President.

          SECTION 4.10 The Secretary. The Secretary shall, if present, record the proceedings of all meetings of the Board, of the stockholders, and of all committees of which a secretary shall not have been appointed in one or more books provided for that purpose; he shall see that all notices are duly given in accordance with these Bylaws and as required by law; he shall be custodian of the seal of the Corporation and shall affix and attest the seal to all documents to be executed on behalf of the Corporation under its seal; and, in general, he shall perform all the duties incident to the office of Secretary and such other duties as may from time to time be assigned to him by the Board or by the chief executive officer.

          SECTION 4.11 The Treasurer. The Treasurer shall have the general care and custody of the funds and securities of the Corporation, and shall deposit all such funds in the name of the Corporation in such banks, trust companies or other depositories as shall be selected by the
Board. He shall receive, and give receipts for, moneys due and payable to the Corporation from any source whatsoever. He shall exercise general supervision over expenditures and disbursements made by officers, agents and employees of the Corporation and the preparation of such records and reports in connection therewith as may be necessary or desirable.
 He
shall, in general, perform all other duties incident to the office of
Treasurer and such other duties as from time to time may be assigned to him by the chief executive officer or the Board. If required by the Board, the
Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine.

          SECTION 4.12 The Controller. The Controller shall, subject the direction of a designated Vice President, establish, coordinate and administer an adequate plan for the control of operations, which plan shall include profit planning, programs for capital investing and for financing, sales forecasts, expense budgets and cost standards, together with the necessary procedures to effectuate the plan. He shall compare performance with operating plans and standards and shall report and interpret the results of operations to all levels of management. The function includes the formulation of accounting policy, the coordination of systems and procedures, the preparation of operating data and of special reports as required. He shall establish and administer tax policies and procedures, assure protection for assets of the company through internal control and auditing, and insurance coverage, and shall in general, perform all other duties incident to the office of Controller and such other duties as from time to time may be assigned to him by the chief executive officer or the
Board.

          SECTION 4.13 Compensation. The compensation of the officers of the Corporation shall be fixed from time to time by the Board.
 None of
such officers shall be prevented from receiving such compensation by reason of the fact that he is also a director of the Corporation. Nothing contained herein shall preclude any officer from serving the Corporation, or any subsidiary corporation, in any other capacity and receiving proper compensation therefor.



ARTICLE V

CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

          SECTION 5.01 Execution of Contracts. The Board of Directors, except as in these Bylaws otherwise provided, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; but absent any limitation imposed by the Board of Directors or by these Bylaws, the officers of this Corporation shall have all the usual powers and may exercise the authority incident to their respective offices and relating to the conduct of the business and affairs of the Corporation in the ordinary course.

          SECTION 5.02 Checks, Drafts, Etc. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board. Each such officer, assistant, agent or attorney shall give such bond, if any, as the Board may require.

          SECTION 5.03 Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the
Board may select, or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the
Corporation to whom such power shall have been delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, the Chairman of the Board, the President, any Vice
President, the Treasurer or an Assistant Treasurer (or any other officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation who shall from time to time be determined by the Board) may endorse, assign and deliver checks, drafts and other orders for the payment of money which are payable to the order of the Corporation.

          SECTION 5.04 General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies, or other depositories as the Board may select or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the
Corporation to whom such power shall have been delegated by the Board. The
Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient.

          SECTION 5.05 Proxies. Unless otherwise provided by resolution of the Board, the Chairman of the Board may from time to time appoint any officer or officers, assistant or assistants, agent or agents, attorney or attorneys of the Corporation to exercise, in the name and on behalf of the
Corporation, the powers and rights which the Corporation may be entitled to exercise as the holder of the stock or other securities in any other corporation, including the right to vote or consent in respect of such stock or other securities at meetings of the holders of such stock or other securities or to consent in writing, in the name of the Corporation, to any action by such other corporation. Unless otherwise provided by resolution of the Board, the Chairman of the Board may instruct the person or persons so appointed as to the manner of exercising such right to vote or giving such consent, and may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper.


ARTICLE VI

SHARES AND THEIR TRANSFER

          SECTION 6.01 Certificates for Stock. Every owner of stock of the Corporation shall be entitled to have a certificate or certificates, to be in such form as the Board shall prescribe, certifying the number and class of shares of stock of the Corporation owned by him. The certificates representing shares of such stock shall be numbered in the order in which they shall be issued and shall be signed in the name of the Corporation by the Chairman of the Board or the Vice Chairman of the Board of the
President or a Vice President, and by the Secretary or an Assistant
Secretary or by the Treasurer or an Assistant Treasurer; provided, however, that if any such certificate is countersigned by a transfer agent other than the Corporation or its employee, or by a registrar other than the
Corporation or its employee, if the Board shall by resolution so authorize, the signatures of such Chairman f the Board or Vice Chairman of the Board or President or Vice President and of such Secretary or Assistant Secretary or Treasurer or Assistant Treasurer may be facsimiles. In case any officer or assistant of the Corporation who shall have signed, or whose facsimile signature shall have been placed upon, any such certificate, shall thereafter have ceased to hold such office, such certificate may nevertheless be issued by the Corporation with the same effect as though the person who signed such certificate, or whose facsimile signature shall have been paced thereupon, were such officer or assistant at the date of issue. A record shall be kept of the respective names of the persons, firms or corporations owning stock represented by such certificates, respectively, and the respective dates thereof, and in case of cancellation, the respective dates of cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be cancelled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so cancelled, except in cases provided for in Section 6.04.

          SECTION 6.02 Transfers of Stock. Transfers of shares of the stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer clerk or a transfer agent appointed as provided in
Section 6.03,
and upon surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.
Whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact shall be so expressed in the entry of transfer if, when the certificate or certificates shall be presented to the
Corporation for transfer, both the transferor ad the transferee request the
Corporation to do so.

          SECTION 6.03 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation. It may appoint, or authorize any officer or officers to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

          SECTION 6.04 Lost, Stolen, Destroyed, and Mutilated Certificates. In any case of loss, theft, destruction, or mutilation of any certificate of stock, another may be issued in its place upon proof of such loss, theft, destruction, or mutilation and upon the giving of a bond of indemnity to the Corporation in such form and in such sum as the Board may direct; provided, however, that a new certificate may be issued without requiring any bond when, in the judgment of the Board, it is proper so to do.

          SECTION 6.05  Fixing Date for Determination of
Stockholders of
Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action.
If in any case involving the determination of stockholders for any purpose other than notice of or voting at a meeting of stockholders the Board shall not fix such a record date, the record date for determining stockholders for such purpose shall be the close of business on the day on which the
Board shall adopt the resolution relating thereto. A determination of stockholders entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting; provided, however, that the
Board may fix a new record for date for the adjourned meeting.


ARTICLE VII

DIVIDENDS, SURPLUS, ETC.

          SECTION 7.01 Dividends. Subject to the provisions of law, of the Certificate of Incorporation and of these Bylaws, the Board may declare and pay dividends upon the shares of its stock either (a) out of its surplus as defined in and computed in accordance with the provisions of law or (b) in case it shall not have any such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, whenever and in such amounts as, in the opinion of the Board, the condition of the affairs of the Corporation shall render it advisable.

          SECTION 7.02 Surplus, Reserves. Before payment of any dividend, the Board may in its discretion use or apply any of such surplus or such net profits as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the
Corporation, or for such other purposes as the Board shall think conducive to the best interests of the Corporation, and the Board may modify or abolish any such reserve in the manner in which it was created. All such surplus or such net profits, until actually declared in dividends, or used and applied as aforesaid, shall be deemed to have been so set aside by the
Board for one or more of said purposes.


ARTICLE VIII

INDEMNIFICATION

          SECTION 8.01  Indemnification of Directors and
Officers.  The
Corporation shall, to the fullest extent permitted by law, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including without limitation an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful. The right of indemnity provided herein shall not be exclusive, and the Corporation may provide indemnification to any person, by agreement or otherwise, on such terms and conditions as the Board of Directors may approve. Any agreement for indemnification of any director, officer, employee or other person may provide indemnification rights which are broader or otherwise different from those set forth herein.

          SECTION 8.02 Other Rights and Remedies. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

          SECTION 8.03 Insurance. Upon resolution passed by the Board, the Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

          SECTION 8.04  Certain Definitions.  For purposes of
this
Article, (1) references to "the Corporation" shall include, in addition to
the resulting corporation, any constituent corporation (including any
constituent of a constituent) absorbed in a consolidation or merger which,
if its separate existence had continued, would have had power and authority
to indemnify its directors, officers, and employees or agents, so that any
person who is or was a director, officer, employee or agent or such
constituent corporation, or is or was serving at the request of such
constituent corporation as a director, officer, employee or agent of
another corporation, partnership, joint venture, trust or other enterprise,
shall stand in the same position under the provisions of this
Article with
respect to the resulting or surviving corporation as he would have with
respect to such constituent corporation if its separate existence had
continued; (2) references to "other enterprises" shall include employee
benefit plans; (3) references to "fines" shall include any excise taxes
assessed on a person with respect to an employee benefit plan;
(4)
references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants, or beneficiaries; and (5) a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the
Corporation" as referred to in this Article.


ARTICLE IX

MISCELLANEOUS

          SECTION 9.01  Seal.  The Board shall provide a
corporate seal,
which shall be in the form of a circle and shall bear the name of the
Corporation and words and figures showing that it was incorporated in the
State of Delaware in the year 1969.

          SECTION 9.02 Waiver of Notices. Whenever notice is required to be given by these Bylaws or the Certificate of Incorporation or by law, the person entitled to said notice may waive such notice in writing, either before or after the time stated herein, and such waiver shall be deemed equivalent to notice.

          SECTION 9.03 Amendments. These Bylaws, or any of them, may be altered, amended or repealed, and new Bylaws may be made, (i) by the Board, by vote of a majority of the number of directors then in office as directors, acting at any annual or regular meeting of the Board, without previous notice, or at any special meeting of the Board, provided that notice of such proposed amendment, modification, repeal or adoption of new
Bylaws is given in the notice of such special meeting, or (ii) by the stockholders, at any annual meeting of stockholders, without previous notice, or at any special meeting of stockholders, provided that notice of such proposed amendment, modification, repeal or adoption is given in the notice of special meeting. Any Bylaws made or altered by the stockholders may be altered by the Board or may be altered or repealed by the stockholders.




Exhibit (a)(10)

The Company has entered into an executive severance plan in the following form with the following senior executive officers of the Company - Gene W. Ray, John E. Koehler, Ronald
Gorda, David A. Hahn, Roger Hay, Cornelius L. Hensel, Fredrick L.
Judge and Stephen P.
Meyer.



AGREEMENT


          This AGREEMENT, dated ____ ____, 1995, is made by and between
_______________ (hereinafter referred to as the "Executive") and THE TITAN
CORPORATION, a Delaware corporation.


     RECITALS

     A. The Company considers it essential to the best interests of its stockholders to foster the recruitment and continuous employment of key management personnel.

     B. The Board of Directors of the Company (the "Board of Directors") recognizes that, as is the case with many publicly-held corporations, the possibility of a Change in Control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders or interfere with the ability of the Company to recruit qualified executives.

          C. The Board of Directors has determined that it is in the best interest of the Company's stockholders that appropriate steps be taken to reinforce and encourage the continued dedication of the Executive to the
Executive's assigned duties without distraction in case of potentially disturbing circumstances arising from the possibility of a Change in Control of the Company.

          D. In order to induce the Executive to continue to provide his services to the Company and to induce the Executive to give the Executive's continued attention and dedication to the Executive's assigned duties, the
Company desires to provide the Executive with certain benefits and inducements, as set forth herein.

          E. The Executive covenants to perform the Executive's assigned duties with continued attention, zeal and dedication.

     AGREEMENT

          NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the Company and the Executive do hereby agree as follows:



     ARTICLE I

     DEFINITIONS

          Whenever the following terms are used below in this Agreement, they shall have the meaning specified below, and no other, unless the context clearly indicates to the contrary. The masculine pronoun shall include the feminine and neuter, and the singular the plural, where the context so indicates.

Section 1.1 - Auditors.

          "Auditors" shall mean Arthur Andersen LLP, or an independent certified public accounting firm that is duly selected by the Board of
Directors and is acceptable to the Executive.

Section 1.2 - Board of Directors.

          "Board of Directors" shall have the meaning provided in the second recital of this Agreement.

Section 1.3 - Cause.

          "Cause" shall mean termination of Executive's employment with the
Company because of (i) conviction of a felony, (ii) theft or embezzlement of property from the Company or (iii) willful misconduct or willful failure substantially to perform the duties of his or her position, provided that the
Executive shall have received written notice from the Board of the specific acts of misconduct or failures to perform and such acts or failure shall have continued after receipt of such notice.

Section 1.4 - Change in Control.

          A "Change in Control" shall be deemed to have occurred in the event of (i) the acquisition by any Person, together with its affiliates, of beneficial ownership of capital stock of the Company possessing 25% or more of the combined voting power of the Company's outstanding capital stock, (ii) within any two-year period, the majority of the members of the Board were to be comprised of individuals other than those who were members at the beginning of such period, unless the new members elected during such period were approved by two-thirds of the members of the Board still in office who were members of the Board at the beginning of such two-year period,
(iii) all or
substantially all of the Company's assets are sold as an entirety to any
Person or related group of Persons or (iv) the Company is merged with or into another corporation or another corporation is merged into the Company with the effect that immediately after such transaction the stockholders of the Company immediately prior to such transaction hold less than a majority in interest of the total voting power entitled to vote in the election of directors, managers or trustees of the entity surviving such transaction.

Section 1.5 - Code.

          "Code" shall mean the Internal Revenue Code of 1986, as amended.

Section 1.6- Company.

          "Company" shall mean The Titan Corporation, a Delaware corporation, its subsidiaries and affiliates, and any successor to its business, whether direct or indirect, by purchase of securities, merger, consolidation, purchase of all or substantially all of the Company's assets or otherwise.

Section 1.7 - Date of Termination.

          "Date of Termination" shall mean (i) in the case of termination of the Executive's employment by the Company for Disability, thirty days after
Notice of Termination is given, provided that the Executive shall not have returned to the performance of the Executive's assigned duties on a full-time basis during such thirty-day period; or (ii) in the case of termination of the
Executive's employment by the Company for Cause or termination by the
Executive for Good Reason or termination for any other reason, the date specified in the Notice of Termination, which date shall not be less than thirty days after the date such Notice of Termination is given.

Section 1.8 - Disability.

          "Disability" shall mean absence from performance of assigned duties for the Company on a full-time basis for six consecutive calendar months as a result of incapacity due to medically documented physical or mental illness.

Section 1.9 - Exchange Act.

     "Exchange Act" shall mean the Securities Exchange Act of
1934, as
amended.

Section 1.10 - Executive.

          "Executive" shall have the meaning provided in the first paragraph of this Agreement.

Section 1.11 - Good Reason.

          "Good Reason" shall mean the occurrence of any of the following events without the Executive's express written consent:

               (a) the assignment to the Executive of duties inconsistent with the Executive's position and status as an executive of the Company immediately prior to a Change in Control or a substantial adverse alteration in the nature or status of the Executive's title, position, duties, functions, working conditions or responsibilities as _________________________ of the Company from those in effect immediately prior to a Change in Control;

               (b) relocation of Executive's principal office more than thirty miles from that in existence immediately prior to a Change in
Control;

               (c) a reduction by the Company in the Executive's base salary or targeted bonuses under the Company's Incentive Plan or other executive compensation or bonus plan or arrangement as in effect immediately prior to the occurrence of a Change in Control or as the same may be increased from time to time during the term of this Agreement;

               (d) the failure by the Company to continue to provide the
Executive with benefits substantially similar to those enjoyed by the
Executive under any of the Company's pension, life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change in Control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in
Control, or the failure by the Company to provide the Executive with the number of paid days of personal time to which the Executive is entitled on the basis of years of service with the Company in accordance with the
Company's normal personal time policy in effect at the time of the
Change in Control;

               (e) the continuation or repetition, after written notice of objection from the Executive, of harassing or denigrating treatment inconsistent with the Executive's position the Company; or

               (f) any purported termination of the Executive's employment by the Company which is not effected according to the requirements of a
Notice of Termination as defined in Section 1.12 herein.

Section 1.12 - Notice of Termination.

          "Notice of Termination" shall mean a notice, in writing, to the
Executive from the Company or to the Company from the Executive, which indicates the specific termination provision enumerated in this Agreement relied upon, and which sets forth in reasonable detail the facts and circumstances alleged to provide a basis for termination of the Executive's employment relationship by the Company or by the Executive. Such notice must be communicated to the Executive in accordance with Section 4.3 herein.

Section 1.13  - Person.

     "Person" shall have the same meaning as it does in Section
3(a)(9)
of the Exchange Act (including the definition of "company" under Section
3(a)(19) of the Exchange Act), including a group and any other arrangement included as a "Person" under Section 13(d)(3) of the Exchange Act.

Section 1.14 - Potential Change in Control.

     "Potential Change in Control" shall be deemed to have occurred if the
Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control.

Section 1.15 - Tax Counsel.

          "Tax Counsel" shall mean legal counsel, selected by the Auditors, and which is acceptable to the Executive, for the purpose of rendering legal advice and services on tax issues arising under this Agreement.

Section 1.16 - Termination Period.

          "Termination Period" shall mean the period beginning fifteen days prior to the occurrence of a Change in Control and ending twenty-four (24) months following a Chane in Control.

     ARTICLE II

     TERM

          This Agreement shall be effective commencing on ____
__, 1995 and
shall continue in effect through____ ___, 1998 and thereafter shall be extended annually for additional periods of twelve (12) months unless the
Company provides the Executive with written notice of its intention not to renew the Agreement no later than ninety (90) days prior to the expiration of the then existing term; provided, however, if a Change in Control shall have occurred during the term of this Agreement, then this Agreement shall continue in effect through the Termination Period.

     ARTICLE III

     BENEFITS AND COMPENSATION

Section 3.1 - When Benefits Payable.

          No benefits shall be payable under this Agreement and the provisions of this Agreement shall be of no force or effect unless there shall have been a Change in Control or a Potential Change in Control (as provided in
Section 3.4), and the Executive's employment with the Company shall have been terminated during the Termination Period. If a Change in Control or a
Potential Change in Control (as provided in Section 3.4) has occurred and the
Executive's employment with the Company is terminated during the Termination
Period unless such termination is (i) because of the death of the Executive, or (ii) by the Executive other than for Good Reason (in which cases, no benefits are payable under this Agreement), the Executive shall be entitled to the benefits enumerated in this Article 3, under the conditions imposed herein.

Section 3.2 - Benefits Upon Disability.

          During any period within the term of this Agreement that the
Executive is or becomes subject to a Disability, the Executive shall continue to receive the Executive's full base compensation and other benefits at the rate then in effect until the Executive's employment is terminated pursuant to
Section 1.12 herein. After termination for Disability, benefits accruing to the Executive shall be determined in accordance with the Company's disability policy as in effect immediately prior to any Change in Control.

Section 3.3 - Benefits Upon Termination for Cause.

          In the event that the Executive's employment with the Company is terminated for Cause, the Executive shall receive the Executive's full base compensation as earned through the Date of Termination at the rate in effect at the time Notice of Termination is given. Following payment of said amount, the Company shall have no further obligations to the Executive under this
Agreement.

          Section 3. 4 - Benefits Upon Termination Other Than For
Cause or
                                  Disability; or Termination For
Good Reason.

               In the event that the employment of the Executive shall be terminated during the Termination Period (i) by the Company for any reason other than for Cause or Disability or (ii) by the Executive for Good Reason, then the Executive shall be entitled to receive: (I) the Executive's full base compensation as earned through the Date of Termination at the rate in effect at the time Notice of Termination is given plus the pro-rata amount of the maximum bonus payable to the Executive under the Company's Incentive Plan or other Executive Bonus Plan then in effect for the fiscal year of the
Notice of Termination; (II) for a 24 month period after such termination group health insurance coverage for the Executive and his or her dependents substantially the same as that in effect immediately prior to the
 Change in
Control but increased to the extent that such benefits were increased following the Change in Control; and (III) a lump sum payment (the "Lump Sum
Payment") from the Company to the Executive of a dollar amount equal to 200% of the sum of (x) base salary of the Executive for the twelve-month period immediately preceding the Change in Control (if the Executive has not been employed by the Company for twelve months, the applicable amount under this clause (x) shall be equal to 100% of the annualized base compensation of the
Executive during the period for which the Executive has been employed with the Company) and (y) 100% of the maximum bonus payable to the Executive under the Company's Incentive Plan or other executive bonus plan then in effect for the fiscal year of the Notice of Termination. For purposes of this Section
3.4, if a termination of the Executive's employment occurs prior to commencement of the Termination Period, but following a Potential Change in
Control in which a Person has entered into an agreement with the Company the consummation of which will constitute a Change in Control, such termination shall be deemed to be within the Termination Period and to have been (I) by the Company without Cause, if the Executive's employment is terminated at the direction of such Person, or (ii) by the Executive with Good Reason, if the
Executive terminates his employment and the act (or failure to act) which constitutes Good Reason occurs following such Potential Change in Control and at the direction of such Person.

Section 3.5 - Tax Deductibility of Benefit Payments.

          In the event that any payment or benefit received or to be received by the Executive in connection with the Change in Control or the termination of the Executive's employment would not be deductible (in whole or in part) by the Company as a result of the operation of Section 280G of the
Code, the amount of the Lump Sum Payment and other benefits set forth in
Section 3.4 shall be reduced (but not below zero) until no portion of such payments or benefits is not deductible as a result of Section 280G of the
Code. For purposes of this section, the value of any non-cash benefit or any deferred cash payment to which the Executive is entitled hereunder shall be determined by the Auditors in accordance with Sections 280G(d)(3) and
280G(d)(4) of the Code. If such a reduction is deemed necessary, the nature and extent of such reductions shall be determined by the Auditors with the advice and assistance of the Tax Counsel, and such determination shall be binding and conclusive, provided that the Auditors and Tax Counsel consult with the Executive prior to the final determination, and use their best efforts to ensure that the final determination comports with the Executive's wishes to the greatest extent possible. In connection with such determinations, the Executive shall be entitled to waive any benefit the receipt of which otherwise would require a reduction in the amount of other payments or benefits under this Section 3.5.

Section 3.6 -Mechanics.

          The payments and distributions provided for in Section
3.4 shall
be made no later than the fifth day following the Date of Termination;
provided, however, that if the amounts of such payments, and the limitation on such payments set forth in Section 3.5, cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Auditors, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(d) of the Code, compounded quarterly) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the
Company to the Executive, repayable of the fifth day after demand by the
Company (together with interest at the rate provided in Section
1274(d) of the
Code, compounded quarterly).

Section 3.7 - Legal Fees and Expenses.

          If, following termination of the Executive's employment, the
Executive shall incur any legal fees or expenses in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding relating thereto, the Company shall pay or reimburse the Executive for all such fees and expenses.

Section 3.8 - No Mitigation.

          The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this
Agreement be reduced or offset by any compensation earned by the Executive as a result of employment by another employer or by retirement benefits after the
Date of Termination or otherwise.

     ARTICLE IV

     MISCELLANEOUS

Section 4.1 - Successors; Binding Agreement.

          The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. The failure of the Company to obtain such assumption agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the
Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive had terminated the Executive's employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

Section 4.2 - Successors and Assigns.

          This Agreement shall inure to the benefit of, and be enforceable by, the personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees of the Executive. If the Executive should die within two years after a Change in Control and during the term of this Agreement and while any amount would still be payable to the
Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee or other designee or if there is no such designee, to the Executive's estate.

Section 4.3 - Notice.

          Notices and all communications provided for in this Agreement shall be in writing and shall be deemed to have been received when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth at the end of this
Agreement, provided that all notices to the Company shall be directed to the attention of the Board of Directors with a copy to the Secretary of the
Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

Section 4.4 - No Waiver.

          No provision of this Agreement may be modified, waived or discharged unless in writing and signed by the Executive and such officer of the Company as may be specifically designated or authorized by the Board of
Directors or by a Committee of the Board of Directors. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Section 4.5 - Entire Agreement.

          No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement and this Agreement constitutes the entire agreement of the parties.

Section 4.6 - Controlling Law.

          The validity, interpretation, construction and performance of this
Agreement shall be governed by the laws of the State of California.

Section 4.7 - Invalid Provision.

          The invalidity or unenforceability of any provision of this
Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

Section 4.8 - Counterparts.

          This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, and all such counterparts together shall constitute but one and the same instrument.

Section 4.9 - The Executive's Relationship with the Company.

          Nothing contained in this Agreement (i) obligates the Company or any subsidiary of the Company to employ the Executive in any capacity whatsoever, or (ii) prohibits or restricts the Company (or any such subsidiary) from terminating the employment of the Executive at any time or for any reason whatsoever, with or without cause.



          IN WITNESS WHEREOF, the parties hereto have executed this
Agreement as of the date first set forth above.

                              THE TITAN CORPORATION, a Delaware
corporation


                              By:

                                        President


                              By:

                                        Secretary

                              Address:

                              3033 Science Park Road
                              San Diego, California  92121


                              [EXECUTIVE]