Form 10-K
period 1995-12-31
TITAN CORP
filed 1996-04-01
CIK 32258

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

     FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

     For the fiscal year ended December 31, 1995
     -OR-

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________

     Commission file number 1-6035


     THE TITAN CORPORATION
     (Exact name of registrant as specified in its charter)


          Delaware  95-2588754
(State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification No.)

     3033 Science Park Road
     San Diego, CA  92121-1199
     (Address of principal executive offices, zip code)

     Registrant's telephone number, including area code:  (619) 552-9500

     Securities registered pursuant to Section 12(b) of the Act:


      Title of each class     Name of exchange on which registered
$1.00 Cumulative Convertible New York and Chicago Stock Exchanges Preferred Stock, $1.00 par value
Common Stock, $.01 par value


     Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996: $88,470,044.

     Number of shares of Common Stock outstanding at March 21, 1996:
14,046,238.

     Document Incorporated By Reference

     Proxy Statement for the 1996 Annual Meeting of Stockholders on May 16, 1996. (The Company has or will have filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A.) With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 1996 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Part III.


PART I

Item 1. Business

General Development and Description of Business

The Titan Corporation ("Titan" or the "Company") is an innovative high technology company which groups its businesses in four industry segments:
Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business unit, secure television, specializes in providing complete turnkey security for television delivery systems. The second business unit is satellite communications, which develops, manufactures, and sells satellite earth station networks and related components. The Software Systems segment provides custom and semi-custom software development services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software. The Defense Systems segment, serving primarily the U.S. Government, includes satellite communications products; test and evaluation of complex systems; management and technical consulting; training and simulation support; and other consulting and engineering services. The Defense Systems segment also provides militarized computers. The Emerging Technologies segment contains a group of diverse businesses including the start-up medical product sterilization services and systems and environmental consulting services businesses, as well as several established businesses generally involved in broad-based technology development primarily for the U.S. Government and pulse power products.

The Company has significantly changed its customer mix over the last five years. In 1991 a minimal amount of the Company's revenues was generated from commercial business with the bulk of revenues generated by business with the Department of Defense (DoD) and other Government agencies. For 1995, 1994, and 1993, the Company's revenues generated by business other than DoD or other U.S. Government agencies represented 39%, 32% and 25% of total Company revenues, respectively. For the past several years, the Company has pursued a strategy to use the technology and experience gained in its defense business to build commercial business. At the same time, the Company has continued to focus on growing its defense business in key market areas.

COMMUNICATIONS SYSTEMS SEGMENT

The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business, secure television, specializes in providing complete turnkey security for television delivery systems, with applications for delivery of television programming via satellite, coaxial cable, fiber optics and wireless distribution. In January 1995, the Company signed an equipment purchase agreement to provide analog equipment and software for use in a wireless television service in New York City. It is currently making significant investments in developing a digital conditional access system in order to address the direct-to-home satellite and wireless television markets. The Company is making enhancements to its existing analog system. The Company is actively marketing its system in domestic and international markets.

The second business unit is satellite communications, which develops, manufactures and sells bandwidth-efficient, cost-effective satellite earth station networks and related subsystems. The Company believes that these systems are particularly suited for commercial applications in developing nations for rural communications. These systems are being marketed in Asia and Latin America. In the third quarter of 1995, the Company received a $10 million fixed price contract to develop a rural telephony system in Indonesia.



SOFTWARE SYSTEMS SEGMENT

The Software Systems segment provides custom and semi-custom software development services to clients desiring to upgrade their information systems. These services assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software so that they can respond to market changes, meet competitive demands and improve their responsiveness to customer needs. Applications include enhancement of customer service centers for telecommunications companies and improved trouble reporting for telecommunications systems. The Company provides its products and services using its detailed knowledge of the telecommunications and other customers' operations and business needs, expert and responsive project teams, senior management experience, and a protocycling approach to software development. The Software Systems segment is substantially dependent on business from a major telecommunications customer. Revenues in 1995 from this customer were approximately $24.5 million. The Company has been actively working to diversify its software customer base.

DEFENSE SYSTEMS SEGMENT

The Defense Systems segment includes two business units, communications and information systems. These units provide their products and information systems solutions primarily to U.S. and allied government and defense customers. The defense communications business develops and produces advanced satellite terminals and associated voice/data processing modems. These products are specifically tailored to meet defense requirements, provide highly secure communications and are produced in relatively small amounts. Generally, the Company is initially involved in a product development stage which is subsequently followed by production orders. In some situations, the government is shifting to a nondevelopment approach to procurement wherein companies are encouraged to perform their own research and development for products identified for procurement. During 1995, the Company completed major portions of research and development on four new technology applications in the defense communications area. By the end of 1995, all four developments had been converted into deliverable products and were under contract.

The defense information systems business supports high priority government programs by providing information systems engineering services as well as development and integration of systems and specialized products. The systems engineering services business applies key technologies to the large-scale and complex problems of major government programs. The systems development and integration business provides systems and related software design and development, as well as the integration of complex government information systems.

The segment also includes the Company's Electronics division, which designs and manufactures processing and control electronics for use in severe environmental conditions.

Marketing for the Defense Systems segment involves identifying the requirements of the U.S. Government and other potential customers for the types of products and services provided by the Company. The information is then evaluated to determine if the Company can prepare a responsive proposal to the customer. This business is highly dependent upon continued funding of certain U.S. Government contracts.

EMERGING TECHNOLOGIES SEGMENT

The Emerging Technologies segment contains a group of mature businesses generally involved in Department of Defense (DoD) funded research and development contracts and start-up commercial businesses, including medical product sterilization services and systems and environmental consulting services. The Company's strategy is to use the research and development activities as a source of additional DoD and commercial products, systems or services.

The research and development activity is primarily composed of defense cost reimbursable contracts. These research and development activities involve a number of technologies including those necessary to develop and manufacture particle accelerators and high powered microwave tubes.

The Company's medical product sterilization business is based upon advanced linear accelerator technology developed from the Company's research and development activities. The Company owns and operates two medical sterilization facilities - one in Denver, Colorado and one in San Diego, California. These facilities provide electron beam sterilization services using Titan's SureBeamR process to producers of disposable medical products. The facility in Denver has been operational since July 1993 and the facility in San Diego became operational in January 1996. In 1995, the Company also sold a turnkey electron beam sterilization system to a customer in Austria.

The environmental consulting and services business provides a range of professional environmental consulting and engineering services to commercial customers.

SEGMENT PRO FORMA DATA

The following unaudited pro forma data should be read in conjunction with the audited historical financial statements and related management discussion and analysis beginning on page 9. Such financial statements reflect the actual historical operating performance of Titan for the period 1993 through 1995. The following additional information is provided to assist the reader in understanding the segment data contained in this document taking into account all those businesses divested during 1993 through 1995 which are not a part of ongoing business. Revenues and operating profit are reflected as if all divested businesses as of December 31, 1995 had been divested as of January 1, 1993. Also excluded from the pro forma data is the effect of restructuring.

The pro forma data does not purport to represent results of operations for any future date or period.

Revenues:
                                          (Unaudited)
 .


                                        1995            1994
1993

   Communications Systems            $  6,978         $  2,524           $
1,348
   Software Systems                    33,175           27,875
12,922
   Defense Systems                     67,948           66,867
71,371
   Emerging Technologies               23,851           20,344
24,708
                                     $131,952         $117,610
$110,349

Operating Profit (Loss):

   Communications Systems            $ (4,138)        $ (2,519)          $
(2,886)
   Software Systems                     4,964            6,168
1,550
   Defense Systems                      4,159            4,999
(6,104)
   Emerging Technologies                  215             (308)
1,231
                                     $  5,200         $  8,340           $
(6,209)

Government Contracts

Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated $81,632 in 1995, $93,107 in 1994 and $112,001 in 1993. These amounts represent 61%, 68% and 75% of total revenues in 1995, 1994, and 1993, respectively.

Titan's Government customers include the Army, the Air Force, the Navy and other Government agencies, including the Federal Emergency Management Agency, the Department of Commerce, the National Aeronautics and Space Administration, the Federal Aviation Administration, the Defense Nuclear Agency and others. The Company's business is dependent to a large extent upon continued funding from these and other government agencies.

The Company's contracts with the Government and subcontracts to prime contractors are subject to termination for the convenience of the Government; termination, reduction, or modification in the event of change in the Government's requirements or budgetary constraints; and, when the Company participates as a subcontractor, the failure or inability of the prime contractor to perform its prime contract. In addition, the Company's contract costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between the Company and the Government.

In addition to the right to terminate, Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years.

The Company's business with the Government and prime contractors is generally performed under cost reimbursement, time and materials or fixed price contracts. Cost reimbursement contracts for the Government provide for reimbursement of costs plus the payment of a fee. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense. Under fixed price contracts, the Company agrees to perform certain work for a fixed price.

The following table gives the percentage of revenues realized by the Company from the three primary types of Government contracts during the years indicated.

   Contract Type                          1995     1994     1993
   Cost Reimbursement..............       54.7%    59.9%    35.5%
   Time and Materials..............        5.1      3.3      1.8
   Fixed Price.....................       40.2     36.8     62.7
                                         100.0%   100.0%   100.0%

Industry Segments, Significant Customers and Export Revenues

Reference is made to Note 4 to the accompanying consolidated financial statements.

Raw Materials

The Company operates both fabrication and assembly facilities and also purchases certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases.

Patents, Trademarks and Trade Secrets

The policy of the Company is to apply for patents and other appropriate statutory protection when it develops new or improved technology. The Company presently holds over 50 U.S. patents, as well as a number of trademarks and copyrights. However, it does not rely solely on such statutory protection to protect its technology and intellectual property. In addition to seeking patent protection for its inventions, the Company relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights. The Company attempts to protect its trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by the Company for its products and services have been registered with the U.S. Patent and Trademark Office.

Backlog

Contracts undertaken by the Company may extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects included in the Company's backlog. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees.

The Company's commercial backlog represents contracts primarily for services. By segment, the commercial backlog is approximately $11 million, $5 million, and $9 million for Communications Systems, Software Systems and Emerging Technologies, respectively.

Many of the Company's contracts with the U.S. Government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of U.S. Government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring Government agency. "Unfunded backlog" consists of (i) the aggregate contract revenues which are expected to be earned as the Company's customers incrementally allot funding to existing contracts, whether the Company is acting as a prime contractor or subcontractor, and (ii) the aggregate contract revenues which remain to be funded on contracts which have been newly awarded to the Company. "Backlog" is the total of the commercial and government funded and unfunded backlog.

The Company's backlog consists of the following approximate amounts as of December 31:

           Backlog                                   1995
1994
   Commercial backlog..........................  $25,949,000           $
11,005,000
   U.S. Government funded backlog..............   32,903,000
43,032,000
   U.S. Government unfunded backlog............   19,883,000
14,203,000
                                                 $78,735,000           $
68,240,000

In addition to the backlog described above, at December 31, 1995 the Company had priced options of approximately $70 million from the U.S. Navy for full-scale production of its Mini-DAMA satellite communications terminal. The Company expects that a substantial number of these options will be exercised in the future.

Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. The Company's backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government.

The Company expects to realize approximately 92% of its 1995 backlog by the end of 1996.

Research and Development

The Company maintains a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Total expenditures for research and development were $16,667,000, $12,699,000, and $8,935,000 in 1995, 1994, and 1993, respectively. These expenditures included company funded research and development of $5,904,000, $5,339,000, and $2,257,000 and customer sponsored research and development of $10,763,000, $7,360,000, and $6,678,000 in 1995, 1994, and 1993, respectively.
The majority of the Company's customer sponsored research and development activity is funded under contract to the U.S. Government.

Competitive Conditions

The Company is one of many companies providing satellite earth station networks and related subsystems in commercial markets. The products compete based primarily on quality, reliability, service and price. Competition is intense, and many competitors have greater financial and personnel resources than does the Company.

The Company is one of many developers producing custom software for high technology clients. The custom software industry is rapidly changing and is subject to technological obsolescence. Many of the Company's customers in this business have their own in-house capabilities to perform certain types of services that might otherwise be performed by the Company. The primary factors of competition in the business in which the Company is engaged include technical skills, knowledge of specific industry operations for which the software is being developed, management and marketing expertise and price.

The Company is one of a few companies in the secure distribution of television business. These products compete based primarily on quality, reliability, service and price. The Company's major competitors are General Instruments Corporation and Scientific Atlanta, Inc., both of whom have significantly greater resources than the Company.

The Company designs, manufactures and sells earth stations and related subsystems for use in military satellite communications systems. Although the Company has significant market share in certain segments of the military satellite communications systems market, some competitors have greater financial and personnel resources than the Company.

The Company is one of a few companies involved in the sterilization of disposable medical products prior to their use. This service competes primarily on quality, reliability, service, safety, environmental acceptability and price. The Company's major competitors are Isomedix, Inc. and Sterigenics International, Inc.

The Company is one of many involved in providing sophisticated systems engineering for a variety of programs for agencies of the United States Government and prime contractors for these agencies. Most activities in which the Company engages are very competitive and require highly skilled and experienced technical personnel. Numerous companies compete in the service areas in which the Company is engaged, many of which have significantly greater financial and personnel resources than does the Company. As is customary in the business, the Company expends time and effort in preparing competitive proposals, only a portion of which may result in the award of contracts.

The Government's own in-house capabilities and federally-funded (non-profit) research and development centers are also, in effect, competitors of the Company in that they perform certain types of services that might otherwise be performed by the Company. The primary factors of competition in the business in which the Company is engaged include technical skills, management and marketing expertise and price.

The Company is also one of many manufacturers offering computer-related products and systems in the United States. These products are part of the even larger data processing industry, in which the Company is not a significant factor. Digital systems and microcomputers are subject to technological obsolescence that could result from improvements in technology or from the development of more advanced products.



Employees

At the end of fiscal 1995, the Company employed approximately 895 employees, predominantly located in the United States.

Item 2. Properties

The Company's operations occupy approximately 636,120 square feet of space located throughout the United States. The large majority of the space is
office space.   All of the Company's facilities are leased.  For lease
commitment information, reference is made to Note 7 to the accompanying financial statements.

It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. Substantially all of the machinery and equipment employed by Titan in its business is owned by the Company.

The locations of the principal operating facilities of the Company and its consolidated subsidiaries at the end of 1995 were as follows:

            Communications Systems                     Software Systems
            San Diego, California                      San Diego, California
                                                       Reston, Virginia
                                                       Colorado Springs,
Colorado
                                                       Tampa, Florida
                                                       Dallas, Texas
                                                       Boston, Massachusetts

            Defense Systems                            Emerging Technologies
            San Diego, California                      San Diego, California
            Reston, Virginia                           San Leandro, California
            Orlando, Florida                           Dublin, California
            Denver, Colorado                           Chatsworth, California
            Colorado Springs, Colorado                 Albuquerque, New Mexico
            Boston, Massachusetts                      Denver, Colorado
            Dayton, Ohio                               Bozeman, Montana
            Huntsville, Alabama                        Princeton, New Jersey

Item 3. Legal Proceedings

In the ordinary course of business, the Company's defense business is subject to many levels of audit and investigation by various government agencies. Further, the Company and its subsidiaries are subject to claims and from time-to-time are named as defendants in legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these pending actions will not materially affect the financial position or results of operations of the Company.

The Company is a party to three separate lawsuits in the United States District Court for the Eastern District of Virginia, Alexandria Division filed by three female former Company employees. Each action arises from the course of the plaintiff's employment with and termination from the Company, and seeks monetary damages due to alleged gender discrimination, constructive discharge and/or wrongful termination and related claims. The cases are scheduled for trial in March and April of 1996. The Company intends to continue to defend the cases vigorously. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company. A fourth lawsuit was settled in March 1996 through an offer of judgment and did not have a material effect on the financial position or results of the operation of the Company.

The Company is also a party to a lawsuit filed by a male former Company employee seeking monetary damages due to alleged wrongful termination and intentional infliction of emotional distress arising out of his termination of employment in March 1994. The case was originally filed in the Circuit Court of Fairfax County Virginia and in March 1996 was removed to the United States District Court of the Eastern District of Virginia, Alexandria Division. The case is scheduled for trial in June 1996. The Company intends to defend the case vigorously. While it is not feasible to predict the outcome of this case, management believes that its ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock and preferred stock are traded on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange. As of March 1, 1996, there were approximately 3,475 holders of record of the Company's common stock and 959 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the New York Stock Exchange as of March 1, 1996, were $7.00 and $12.38, respectively. The quarterly market price ranges for the Company's common and preferred stock on the New York Stock Exchange in 1995 and 1994 were as follows:

                    Common Stock             1995                  1994
                   Fiscal Quarter        High     Low         High         Low

                       First           $ 7.13   $5.63        $8.00       $2.88
                       Second            9.38    6.25         6.88        4.75
                       Third            10.38    8.50         5.88        4.50
                       Fourth            9.63    6.63         6.38        4.50


                   Preferred Stock           1995                  1994
                   Fiscal Quarter       High      Low         High         Low

                       First           $11.88  $10.88       $13.00
$11.00
                       Second           12.25   11.63        12.13
11.50
                       Third            13.25   11.75        11.63
10.88
                       Fourth           12.88   11.88        11.13
10.50

No dividends were paid on the Company's common stock in 1995 or 1994. Regular quarterly dividends of $.25 per share were paid on preferred stock in both years.



Item 6. Selected Financial Data


(in thousands of dollars,
except per share data)                1995      1994      1993       1992
1991


Operating Results:
   Revenues                         $133,967  $136,206  $149,414  $148,762
$146,484
   Net income (loss)                  (3,807)    5,953    (7,906)    3,631
3,359
   Net income (loss) per common
      share                             (.33)      .40      (.73)      .26
 .25

Financial Position:
   Cash and cash equivalents           5,833     5,129     5,374     4,344
188
   Total assets                       95,170    81,903    93,214    90,679
75,644
   Long-term debt                      4,281       765        --     9,500
10,500
   Stockholders' equity               38,639    38,768    29,321    36,016
30,650
   Preferred dividends                   695       695       695       695
695

Item 7. Management's Discussion and Analysis of Results of Operations and
Financial Condition   (The following should be read in conjunction
with the consolidated financial statements and related notes. Dollar amounts are expressed in thousands.)

COMPANY OVERVIEW

Throughout 1995, Titan pursued its strategy of investing in its emerging commercial businesses. Investment dollars were provided primarily by drawing upon the Company's bank line of credit and through internally generated funds. The investments included, among other things, the construction of the Titan Scan medical device sterilization facility in San Diego, California, hardware and software development related to the secure television business and increased selling, marketing and research and development expenditures. Significant accomplishments achieved by Titan's emerging commercial businesses this year included the award of a $10 million fixed price rural telephony development contract in Indonesia, the completion of a $2 million contract in Thailand to integrate a satellite network, delivery of the first products in the secure television business and the sale of a turnkey medical device sterilization system in Austria. These accomplishments marked significant progress for Titan. However, the need to speed up product development and the commercialization process heightened the challenge of internally funding these start-up activities. As such, management continued the process of critically examining Titan's long-term operating and financing strategy.

In response, the Board of Directors adopted a strategy to reshape the Company in order to make it more attractive to external funding sources within the capital marketplace. A formal plan of restructuring was adopted which redefined Titan's businesses into four business segments: Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. As part of this strategy, management has determined that the restructuring would require dispositions of certain of Titan's businesses as well as significant reorganizations of its Software Systems segment and sterilization business, reductions of personnel, and other actions associated with reorganizing the structure of the Company. A charge of approximately $5.4 million was recorded in 1995 to reflect these restructuring activities. Titan's strategic plan now focuses on the pursuit of various financing alternatives including, but not limited to, public and private offerings of minority interests in certain of its subsidiaries and the sale of non-core businesses, in order to provide additional funding for the development and commercialization of new products and services.

The Company is currently involved in a number of start-up ventures, most notably secure television, commercial satellite communications, and medical device sterilization. Certain investments made in these start-up ventures have been capitalized and are included in the balance sheet, primarily within the captions of Property and Equipment and Other Assets which includes capitalized software costs. At December 31, 1995, these capitalized investments aggregate approximately $12.5 million. These start-up ventures are in various growth stages and have not yet generated sufficient revenues to achieve profitability. Management plans to continue to invest, primarily in the Communications Systems segment, while at the same time carefully monitoring its return on investment from all of its start-up ventures.

An essential element of the Company's long-term operating plan is the growth associated with its well established Defense Systems segment. This segment offers a variety of opportunities for Titan. Management intends to grow this segment's businesses relying on Titan's proven technological capabilities and reputation for performance. During 1995, achievements in this segment included a $12 million award for low rate initial production for Mini-DAMA satellite communications terminals, a $5.2 million contract with the U.S. Navy for engineering services in the C3I area, and a $2.8 million production order for satellite communication modems to be installed in Motorola's LST-5 tactical radios.

OPERATING RESULTS

The table below sets forth Titan's consolidated revenues, operating profit
(loss), net interest expense, provision for income taxes (benefit) and net income (loss) for each of the three years ended December 31, 1995:

                                         1995         1994        1993

Revenues                             $ 133,967    $ 136,206   $ 149,414
Operating profit (loss)                 (3,955)       9,635     (14,647)
Interest expense, net                    1,059          632       1,506
Income tax provision (benefit)          (1,207)       3,050      (6,547)
Net income (loss)                       (3,807)       5,953      (7,906)

Titan's consolidated revenues were $133,967, $136,206 and $149,414 in 1995, 1994 and 1993, respectively. Excluding revenues from Titan's Applications Group, which was sold in April 1994, Titan's pro forma 1995-1993 revenues were $133,967, $124,293 and $117,714 reflecting a compound annual growth rate of 6.6%. This revenue growth was achieved primarily in the Communications Systems and Software Systems segments, while the Defense Systems segment, excluding the Applications Group, and Emerging Technologies segment revenues were relatively stable over the three year period.

Titan's consolidated operating profit (loss) has been significantly impacted by a number of factors in each of the three years shown above. Combined selling, marketing, and research and development expenses were $12,008, $9,686 and $7,557 in 1995, 1994 and 1993, respectively, reflecting Titan's efforts to expand commercial applications of its technologies and to continue developing certain defense communication technologies. General and administrative expenses decreased from $18,164 in 1994 to $17,434 in 1995 after having been reduced significantly from the 1993 level of $21,930. The decrease in 1994 resulted from specific actions taken to reduce headcount as well as more selective bid and proposal activity primarily in Titan's Defense Systems segment. Restructuring charges were recorded in both 1995 and 1994 reflecting management's efforts to adapt to both internal and external forces impacting Titan's long-term operating strategy. The 1994 charge was offset by a $12,700 pre-tax gain resulting from the sale of Titan's Applications Group. Lastly, in 1993, operating profit was significantly impacted by the recording of an increase in estimated cost at completion of approximately $9,950 on the Company's Mini-DAMA fixed price development contract with the U.S. Navy.

Net interest expense has fluctuated significantly over the three year period ended December 31, 1995. Generally, the principal component of interest expense is the Company's borrowings under its bank line of credit. Borrowings from this source averaged $6,400, $4,180 and $14,200 at weighted average interest rates of 8.8%, 7.6% and 5.5% during 1995, 1994 and 1993, respectively. Also affecting interest expense is interest on the Company's deferred compensation and retiree medical obligations. Interest expense related to these items was $726, $529 and $441 for 1995, 1994 and 1993, respectively. Interest on the deferred compensation obligation will continue to increase as the total obligation increases, while interest on the retiree medical obligation is expected to decrease.

Income taxes reflect a benefit of $1,207 in 1995 or a 24% effective tax rate. The difference between the actual provision and the expected provision (based on the United States statutory tax rates applicable each year) is due to the alternative minimum tax and to permanent differences between financial statement income and taxable income. The provision for taxes in 1994 was $3,050, or a 34% effective tax rate, while the benefit for taxes in 1993 was $6,547 or a 41% effective rate. The differences between the actual effective rate and the expected rate in both these years was largely due to the effects of research credits and operating loss carryforwards. Also with respect to taxes, in 1993 Titan recorded a $1,700 benefit representing the cumulative effect of a change in accounting principal as a result of the Company's adoption of SFAS No. 109 "Accounting for Income Taxes".

Business Segments

Communications Systems: The Communications Systems segment contains two business units, both targeting rapidly growing commercial markets. The first business unit, secure television, specializes in providing complete turnkey security for television delivery systems. The second business unit is satellite communications, which develops, manufactures and sells satellite earth station networks and related subsystems.

Revenues in this segment were $7,490, $6,319 and $6,492 in 1995, 1994 and 1993, respectively. The composition of the revenues was significantly different over the three year period. Revenues in 1995 included approximately $2,400 of secure television revenues from the Company's first contract in this business area. There were no secure television revenues in 1994 or 1993. Revenues in the satellite communications business unit were approximately $5,100 in 1995, $6,000 in 1994 and $6,400 in 1993. However, in early 1995,
Titan sold its transceiver manufacturing division which was part of this business unit. On a pro forma basis, excluding the sold division, this segment's revenues were approximately $7,000, $2,500 and $1,300 in 1995, 1994 and 1993, respectively. The increase in pro forma revenues from 1994 to 1995 resulted from obtaining and performing on a contract to develop and integrate a satellite communications network in Thailand as well as from the addition of secure television revenues previously mentioned. The change from 1993 to 1994 was primarily due to increased sales of voice digitizing cards.

The segment's operating loss was $4,488 in 1995 compared to $7,927 in 1994 and $7,413 in 1993. The loss in 1995 reflects the start-up nature of this segment's businesses which require significant selling, marketing and research and development activities disproportionate to the level of revenues generated to date. Management intends to continue investing in these businesses and, as a result, expects that significant losses will also be experienced in 1996. The loss in 1994 includes approximately $5,400 of losses and restructuring charges associated with Titan exiting its transceiver manufacturing business which was primarily responsible for this segment's 1993 operating loss.

Software Systems: The Software Systems segment provides custom and semi-custom software development services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software.

Revenues in this segment were $33,175 for 1995, $28,868 in 1994 and $13,713 in 1993. One customer accounted for approximately $24,000 of this segment's revenue in both 1995 and 1994, and $9,700 in 1993. In the second half of 1995, this segment experienced reduced demand from this customer and management expects this trend to continue in 1996. The 1995 revenue increase was generated from new customers. As shown above, the increase from 1993 to 1994 resulted from increased business with the one significant customer.

Segment income margin (segment operating income as a percentage of segment revenues) was 11.5% in 1995 and 21.6% in 1994. The 1995 decrease was principally due to the effect of restructuring charges for severance and other reorganization costs and the impact of reduced sales volume from the one previously mentioned customer. Segment income margin was 6.7% in 1993. The results for 1993 included losses on certain now completed fixed price contracts which significantly lowered overall segment profitability.

Defense Systems: The Defense Systems segment includes two business units, communications and information systems, which provide information systems solutions primarily to U.S. and allied government and defense customers. The defense communications business develops and produces advanced satellite terminals and associated voice/data processing modems. These products are specifically tailored to meet defense requirements, provide highly secure communications and are produced in relatively small amounts. The defense information systems business supports high priority government programs by providing information systems engineering services as well as development and integration of systems and specialized products.

Revenues in this segment were $67,948, $78,780 and $103,071 for 1995, 1994 and 1993, respectively. However, excluding revenues attributable to the Company's Applications Group, pro forma segment revenues were $67,948, $66,867 and $71,371 for 1995, 1994 and 1993, respectively. The decrease from 1993 to 1994 was due to reduced shipments in the Electronics division. Revenues in 1995 and 1994 included approximately $18,300 and $9,700, respectively, for work subcontracted to the buyer of the Applications Group. There was no operating profit associated with these revenues. This contract is expected to conclude in mid-1996. Furthermore, 1995 revenues and operating profit included approximately $1,400 recovered from a termination for convenience claim with the U.S. Government for work performed in prior years.

Segment income margin for 1995 was 6.6%, compared with 6.0% in 1994. In 1993 there was an operating loss of $2,804. Operating results for 1994 include $2,500 of profit resulting from a favorable settlement and from improved contract performance on the Company's Mini-DAMA fixed price development contract. This profit was offset by a charge of approximately $3,200 for restructuring this segment's Electronics division. The loss in 1993 was primarily the result of recording an increase in estimated costs to complete the Company's Mini-DAMA fixed price development contract which was the subject of a contract dispute with the customer, the U.S. Navy.

Emerging Technologies: Emerging Technologies contains a group of mature businesses generally involved in Department of Defense (DoD) funded research and development contracts and start-up commercial businesses, including medical product sterilization services and systems and environmental consulting services. The Company's strategy is to use the research and development activities as a source of additional DoD and commercial products, systems and services.

Revenues in this segment were $25,354, $22,239 and $26,138 in 1995, 1994 and 1993, respectively. Approximately $7,400 of 1995 revenue was generated by the segment's start-up businesses. Substantially all remaining revenue for all periods presented was derived from the various established business lines. This segment's operating profit (loss) has not been material in relation to Titan's consolidated operating results. Generally losses experienced by the start-up operations have offset profits contributed by the segment's other lines of business.

LIQUIDITY AND CAPITAL RESOURCES

During 1995, the Company used cash for increased operating requirements, investing in its emerging businesses which included significant capital expenditures as well as investments in capitalized software costs, and payment of dividends. The operating cash requirements resulted primarily from an increase in accounts receivable and inventories along with payment of certain compensation obligations and funding of restructuring activities. Cash was provided from a variety of sources. The Company utilized $9,200 of its bank line of credit, obtained $4,600 as a result of secured debt financing for the San Diego Scan facility, received $2,325 through a private placement of common stock and $1,835 from the sale of businesses. In January 1996, the Company obtained $1,784 in cash as a result of the replacement of a maturing secured obligation with a new secured financing transaction.

Cash requirements in 1996 are expected to continue to be significant. Cash generation varies from quarter to quarter and in most years the Company has experienced higher cash requirements in the first quarter than in other quarters. Management expects this pattern to continue in the first quarter of 1996. During 1996, the Company expects to invest up to $11 million primarily in the further development of business ventures within the Communications Systems segment. Funding is planned to be from operations, the bank line of credit, and the sale of non-core businesses. Titan's line of credit agreement requires the Company to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum debt service coverage ratio and a specified quick ratio. The Company has obtained a waiver from the bank for the 1995 net loss. In order to provide additional funding for further and/or accelerated growth, the Company continues to explore various other financing alternatives. Should the Company be unable to successfully obtain outside financing, the investment in these start-up ventures could change.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below.

Entry Into Commercial Business. Prior to 1992, the Company's revenues had been derived principally from business with the Department of Defense and other government agencies. Since that time, the Company has pursued a strategy of using the technology from its defense business to build commercial businesses. This strategy presents both significant opportunities and significant risks for the Company. Many of the Company's commercial businesses, such as secure television, satellite communications and medical sterilization, remain in an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to develop and maintain marketing, sales and customer support capabilities, to secure appropriate third party manufacturing arrangements, to respond to the rapid technological advances inherent in these markets and to secure the necessary financing to support these activities. In addition, many of the opportunities in the secure television and satellite communications businesses are large, international projects which require long lead times in the contract process. The Company's efforts to address these risks have required, and will continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks.

Reliance on Major Software Customer. The Company's Software Systems business is substantially dependent on business from a major telecommunications company to develop and support access carrier client/server software applications. Revenues from this customer totalled approximately $24.5 million, $24.3 million and $9.7 million, or 18%, 18% and 7% of total Company revenues in 1995, 1994 and 1993, respectively. In the second half of 1995, the Company experienced reduced demand from this customer and management expects this trend to continue in 1996. The loss of this customer, or a substantial delay or decrease in the amount of its business, could have a material adverse effect on the Company's results of operations and financial condition.

Dependence on Defense Spending. The Company's Defense Systems segment is dependent upon continued funding of U.S. Department of Defense programs. Titan, like other companies doing business with the U.S. Department of Defense, has been affected by declining defense budgets and has experienced increased competition in certain of its defense business areas. The size and scope of any reductions in future defense budgets is uncertain, and management anticipates that competition in most defense-related areas will continue to be intense.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedules


Page
Report of Independent Public
Accountants.......................................   15
Financial Statements
   Consolidated Statements of
Operations.......................................   16
   Consolidated Balance
Sheets.................................................   17
   Consolidated Statements of Cash
Flows.......................................   18
   Consolidated Statements of Stockholders'
Equity.............................   19
   Notes to Consolidated Financial
Statements..................................  20-30

Supporting Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants:

Schedule II - Valuation and Qualifying
Accounts.................................   35



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Titan Corporation:
We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Diego, California
February 28, 1996




The Titan Corporation
Consolidated Statements of Operations
(in thousands of dollars, except per share data)


                                                          For the years ended
December 31,
                                                            1995         1994
1993

Revenues                                                  $133,967    $136,206
$149,414

Costs and expenses:
   Cost of revenues                                        102,231      99,921
134,574
   Selling, general and administrative expense              23,538      22,511
27,230
   Research and development expense                          5,904       5,339
2,257
   Restructuring and other (income) expense, net             6,249
(1,200)        --
   Total costs and expenses                                137,922     126,571
164,061


Operating profit (loss)                                     (3,955)      9,635
(14,647)

Interest expense                                            (1,154)
(923)    (1,590)
Interest income                                                 95         291
84


Income (loss) before income taxes and cumulative
   effect of change in accounting                           (5,014)      9,003
(16,153)
Income tax provision (benefit)                              (1,207)      3,050
(6,547)


Net income (loss) before cumulative effect of
   change in accounting                                     (3,807)      5,953
(9,606)
Cumulative effect as of January 1, 1993,
   of change in accounting for income taxes                    --           --
1,700

Net income (loss)                                           (3,807)      5,953
(7,906)
Dividend requirement on preferred stock                       (695)
(695)      (695)


Net income (loss) applicable to common stock              $ (4,502)   $  5,258
$ (8,601)

Per Average Common Share:
   Income (loss) before cumulative effect of
      change in accounting                                $   (.33)   $    .40
$   (.87)
   Cumulative effect of change in accounting for
      income taxes                                              --          --
 .14
   Net income (loss)                                      $   (.33)   $    .40
$   (.73)


The accompanying notes are an integral part of these consolidated financial statements.



The Titan Corporation
Consolidated Balance Sheets
(in thousands of dollars, except par values)

                                                                    As of
December 31,
                                                                    1995
1994

Assets
Current Assets:
   Cash and cash equivalents                                       $ 5,833
$ 5,129
   Accounts receivable - net                                        39,360
36,164
   Inventories                                                      10,399
7,155
   Prepaid expenses and other current assets                         2,872
2,430
   Deferred income taxes                                             4,809
4,769

      Total current assets                                          63,273
55,647

Property and equipment - net                                        18,295
12,932
Goodwill - net of accumulated amortization of $3,842 and $3,289      3,550
4,103
Other assets                                                        10,052
9,221

      Total assets                                                 $95,170
$81,903

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                $10,184
$ 7,402
   Line of credit                                                    9,200
- --
   Current portion of long-term debt                                 1,019
556
   Accrued compensation and benefits                                 9,192
11,000
   Other accrued liabilities                                        13,803
15,250
      Total current liabilities                                     43,398
34,208

Long-term debt                                                       4,281
765
Other non-current liabilities                                        8,852
8,162
Commitments and contingencies

Stockholders' Equity:
   Preferred stock; $1 par value; authorized
      2,500,000 shares:
      Cumulative convertible, $13,897 liquidation preference:
         694,872 shares issued and outstanding                         695
695
      Series A junior participating: none issued                        --
- --
   Common stock: $.01 par value; authorized 30,000,000
      shares; issued and outstanding: 15,087,087 and
      14,632,458 shares                                                151
146
   Capital in excess of par value                                   31,148
27,860
   Retained earnings                                                10,169
14,671
   Treasury stock (1,161,147 and 1,521,534 shares), at cost         (3,524)
(4,604)

      Total stockholders' equity                                    38,639
38,768

      Total liabilities and stockholders' equity                   $95,170   $
81,903

The accompanying notes are an integral part of these consolidated financial statements.


The Titan Corporation
Consolidated Statements of Cash Flows
(in thousands of dollars)

                                                        For the years ended
December 31,
                                                          1995       1994
1993


Cash Flows from Operating Activities:
Net income (loss)                                       $(3,807)   $ 5,953
$(7,906)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Restructuring activities                             (486)    (1,200)
- --
      Cumulative effect of accounting change                --         --
(1,700)
      Depreciation and amortization                       4,117      3,424
4,495
      Deferred income taxes and other                       178        681
(3,354)
      Change in operating assets and liabilities
         (net of effects of sale of businesses):
         Accounts receivable                             (3,196)     8,091
1,850
         Inventories                                     (3,287)      (494)
3,332
         Prepaid expenses and other assets                  811        160
(406)
         Accounts payable                                 2,782        (44)
2,347
         Income taxes payable                               --          --
(1,688)
         Accrued compensation and benefits               (1,808)     1,559
892
         Other liabilities                               (1,249)   (12,218)
8,150


Net cash provided by (used for) operating
   activities                                            (5,945)     5,912
6,012


Cash Flows from Investing Activities:
Proceeds, net of transaction costs, from sale
   of businesses                                          1,835     16,766
- --
Capital expenditures                                     (8,988)    (6,244)
(6,301)
Capitalized software costs                               (1,957)    (1,345)
(22)
Other                                                       117         33
139

Net cash provided by (used for) investing activities     (8,993)     9,210
(6,184)


Cash Flows from Financing Activities:
Additions to debt                                        13,800        --
2,500
Retirements of debt                                        (621)   (16,871)
(958)
Proceeds from stock issuances                             3,158      2,199
355
Dividends paid                                             (695)      (695)
(695)


Net cash provided by (used for) financing activities     15,642    (15,367)
1,202

Net increase (decrease) in cash and cash equivalents        704       (245)
1,030
Cash and cash equivalents at beginning of year            5,129      5,374
4,344

Cash and cash equivalents at end of year                $ 5,833   $  5,129
$ 5,374

The accompanying notes are an integral part of these consolidated financial statements.


The Titan Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 1995, 1994 and 1993
(in thousands of dollars, except per share data)

                                                                       Capital
                                             Preferred    Common     in Excess of    Retained
Treasury
                                               Stock       Stock       Par Value     Earnings       Stock

Total

Balances at December 31, 1992               $    695      $   136       $24,618      $18,014
 $ (7,447)
$36,016
   Exercise of stock options
      and other                                   --            2           356           --           (3)
355
   Shares contributed to
      employee benefit plans                      --           --            --           --        1,551
1,551
   Dividends on preferred
      stock - $1 per share                        --           --            --         (695)          --
(695)
   Net loss                                       --           --            --       (7,906)          --
(7,906)

Balances at December 31, 1993                    695          138        24,974        9,413
(5,899)
29,321
   Exercise of stock options                      --            8         2,191           --           --
2,199
   Shares contributed to employee
      benefit plans and other                     --           --            --           --        1,295
1,295
   Income tax benefit from
      employee stock transactions                 --           --           695           --           --

695
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --
(695)
   Net income                                     --           --            --        5,953           --
5,953

Balances at December 31, 1994                    695          146        27,860       14,671
(4,604)
38,768
   Stock issuance                                 --           --         1,413           --          912
2,325
   Exercise of stock options                      --            5         1,209           --         (381)

833
   Shares contributed to employee
      benefit plans                               --           --           322           --          549
871
   Income tax benefit from employee
      stock transactions                          --           --           344           --           --
344
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --
(695)
   Net loss                                       --           --            --       (3,807)          --
(3,807)

Balances at December 31, 1995               $    695     $    151       $31,148     $ 10,169
 $ (3,524)
$ 38,639

The accompanying notes are an integral part of these consolidated financial statements.


The Titan Corporation
Notes to Consolidated Financial Statements
(in thousands of dollars, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. The Titan Corporation provides engineering, technical, management and consulting services in the areas of national security, software systems, communication systems, advanced research and development, sterilization and the environment. The Company also develops, designs, manufactures and markets satellite communications subsystems, secure television security systems, pulse power products including linear accelerators, and hardened electronic subsystems.

Principles of Consolidation. The consolidated financial statements include the accounts of The Titan Corporation ("Titan" or "the Company") and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Also, certain prior year amounts have been reclassified to conform to the 1995 presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-up Activities. The Company is involved in a number of start-up ventures, most notably secure television, commercial satellite communications and medical device sterilization. Certain investments made in these start-up ventures are reflected in the balance sheet, primarily within the captions of Property and Equipment and Other Assets, which includes capitalized software costs. These capitalized investments aggregate approximately $12,500 at December 31, 1995. These start-up ventures are in various early growth stages and have not yet generated sufficient revenues to achieve profitability. At this time, management plans to continue to invest in these ventures and will review and evaluate the realizability of the related assets.

Revenue Recognition. A majority of the Company's revenue, both commercial and government, is derived from products manufactured and services performed under cost-reimbursement and fixed-price contracts wherein revenues are generally recognized using the percentage-of-completion method. Certain other revenues
are recognized as units are delivered.    Estimated contract losses are fully
charged to operations when identified.

Cash Equivalents. All highly liquid investments purchased with a maturity of three months or less are classified as cash equivalents.

Inventories. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out
(FIFO) and weighted average methods, or market.

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 2 to 15 years for leasehold improvements and 3 to 7 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization business is depreciated based on units of production.

Goodwill. The excess of the cost over the fair value of net assets of purchased businesses ("goodwill") is amortized on a straight-line basis over varying lives ranging from 5 to 20 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

Capitalized Software Costs. The Company's policy is to amortize capitalized software costs over the greater of (a) the ratio that current gross revenues for a product bears to the total of current and amortized future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Notwithstanding the above, the maximum amortization period is four years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, could be reduced in the future which could significantly impact the carrying amount of the capitalized software costs.

Income Taxes. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Per Share Information. Per share information is based on the weighted average number of common shares and all dilutive common share equivalents outstanding (13,445,000 in 1995, 13,288,000 in 1994, and 11,739,000 in 1993). Common
stock equivalents consist primarily of shares issuable upon the exercise of stock options. Conversion of preferred stock has not been assumed as the effect of the conversion would not be dilutive in any of the periods presented.

Recent Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation". This Statement (No. 123) provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant, resulting in a charge to income in the period the awards are granted, or to present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data as if the Company had adopted SFAS 123. SFAS 121 and SFAS 123 are effective for companies with fiscal years beginning after December 15, 1995. The Company has not yet determined what impact, if any, the adoption of SFAS 121 or SFAS 123 will have on the Company's financial statements or related disclosures thereto.



Note 2.  Restructuring

In early 1994, Titan sold its Applications Group (its Army training and simulation service business) as part of a formal plan of restructuring adopted at that time. The sale resulted in a pre-tax gain of approximately $12,700 and generated net cash proceeds of approximately $17,000. The gain on sale was substantially offset by provisions made for the estimated costs of planned disposals and/or consolidations of certain operations deemed not compatible with the Company's long range strategy at that time. Such strategy was primarily reliant upon Titan internally funding the product development efforts and commercialization activities relating to its start-up ventures.

The Board of Directors adopted a new formal plan of restructuring for 1995 that redefined Titan's businesses into four business segments: Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. Implementation of this restructuring plan provides for further disposition of businesses not central to the Company's long-term strategy as currently defined. Management believes these actions will better position the Company for growth and strategic transactions designed to increase shareholder value. The restructuring charge of $5,431 also provides for significant reorganization of the Software Systems segment and the sterilization business, reductions of personnel, and other actions associated with reorganizing the structure of the Company.

As explained above, Titan has historically funded growth for new business areas with internally generated funds, its bank line of credit and certain secured long-term debt. Presently, the Company intends to pursue various financing alternatives in order to provide additional funding for the development and commercialization of its emerging business areas. In management's opinion, the need for and the timing of these further restructuring activities were largely driven by management's plan to gain access to capital markets as a significant source of continued development funding. Should the Company be unable to successfully obtain outside funding, the level of investment in these emerging businesses could change.

The restructuring charge of $5,431 includes approximately $2,000 for severance which provides for the termination of a total of 84 employees throughout the Company. As of December 31, 1995, 12 employees had been terminated and a total of $318 had been charged against the accrual. The restructuring charge also includes approximately $3,400 for the exiting of businesses, which is net of a $1,450 pre-tax gain on the sale in September 1995 of the Company's shaped-charge munitions business. The charge includes estimates for direct costs of the planned disposals, termination of certain agreements, and other costs associated with selling or closing certain businesses. A total of $461 had been charged against the accrual as of December 31, 1995. This group of businesses had revenues of $19,384 and an operating loss of $298 in 1995.

Note 3. Other Financial Data
Following are details concerning certain balance sheet accounts:

                                                          1995          1994
Accounts Receivable:
   U.S. Government - billed                            $ 14,449       $ 20,176
   U.S. Government - unbilled                            10,758          9,224
   Trade                                                 14,447          7,176
   Less allowance for doubtful accounts                    (294)
(412)
                                                       $ 39,360       $ 36,164

Unbilled receivables include approximately $5,000 at December 31, 1995 and 1994 representing work-in-process which will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled receivables are expected to be collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

                                                          1995          1994
Inventories:
   Materials                                           $  3,152      $  2,921
   Work-in-process                                        4,159         1,287
   Finished goods                                         3,088         2,947
                                                       $ 10,399      $  7,155

Property and Equipment:
   Machinery and equipment                             $ 23,429      $ 21,619
   Furniture and fixtures                                 3,207         3,307
   Leasehold improvements                                 3,503         2,818
   Construction in progress                               6,041         1,968
                                                         36,180        29,712

Less accumulated depreciation and
   amortization                                         (17,885)      (16,780)

                                                       $ 18,295      $ 12,932

Deferred income taxes of $5,904 and $5,501 and capitalized software costs of $3,088 and $1,345 are included in Other Assets at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, respectively, other liabilities, current and non-current, include $958 and $2,185 related to estimated losses on contracts. In addition, these captions include liabilities for post-retirement benefits for employees of previously discontinued operations of $3,016 and $3,134 at December 31, 1995 and 1994, respectively. Also included in other accrued liabilities are customer advance payments of approximately $1,653 and $1,503 at December 31, 1995 and 1994, respectively, and $4,914 and $3,814 related to restructuring activities at December 31, 1995 and 1994, respectively.

Note 4.  Segment Information

In 1995, Titan classified its businesses in four industry segments, Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. This change from prior years more clearly reflects the nature of the Company's operations after restructuring. All prior year segment data have been restated to conform to the 1995 presentation. The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business unit, secure television, specializes in providing complete turnkey security for television delivery systems. The second business unit is satellite communications, which develops, manufactures and sells satellite earth station networks and related subsystems. The Software Systems segment provides custom and semi-custom software development services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software. The Defense Systems segment, serving primarily the U.S. Government, includes satellite communications products; test and evaluation of complex systems; management and technical consulting; training and simulation support; and other consulting and engineering services. The Defense Systems segment also provides militarized computers. The Emerging Technologies segment contains a group of businesses including the start-up medical product sterilization services and systems and environmental consulting services businesses as well as several established businesses generally involved in broad-based technology development primarily for the U.S. Government. Substantially all operations are located in the United States. Export revenues amounted to approximately $14,240, $8,498, and $16,289 in 1995, 1994 and 1993,
respectively, primarily to countries in Western Europe and the Far East.

The following tables summarize industry segment data for 1995, 1994 and 1993.

                                          1995         1994         1993
Revenues:
   Communications Systems              $  7,490     $  6,319     $  6,492
   Software Systems                      33,175       28,868       13,713
   Defense Systems                       67,948       78,780      103,071
   Emerging Technologies                 25,354       22,239       26,138

                                       $133,967     $136,206     $149,414

Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $81,632 in 1995, $93,107 in 1994, and $112,001 in 1993. In the
Defense Systems segment, revenues in 1995 and 1994 included approximately $18,300 and $9,700, respectively, for work subcontracted to the buyer of the Applications Group which was sold in April 1994. There was no operating profit associated with these revenues. This contract is expected to conclude in mid-1996. Furthermore, 1995 Defense Systems revenues and operating profit included approximately $1,400 recovered from a termination for convenience claim with the U.S. Government for work performed in prior years. Within the Software Systems segment, sales to one customer, a telephone company, totalled $24,451, $24,323, and $9,712, in 1995, 1994 and 1993, respectively. No other single customer accounted for 10% or more of the consolidated revenues for these years. Intersegment sales were not significant in any year.

                                           1995         1994          1993
Operating Profit (Loss):
   Communications Systems               $ (4,488)    $ (7,927)     $ (7,413)
   Software Systems                        3,803        6,237           915
   Defense Systems                         4,456        4,725        (2,804)
   Emerging Technologies                      14         (305)          947
   Corporate                              (7,740)       6,905        (6,292)

                                         $(3,955)     $ 9,635      $(14,647)

The Defense Systems segment includes Applications Group revenue of $11,913 and $31,700 and operating profit of $919 and $3,300 in 1994 through the date of sale and in the full year 1993, respectively.

Corporate includes corporate general and administrative expenses, certain Corporate restructuring charges, and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

                                          1995         1994         1993
Identifiable Assets:
   Communications Systems               $ 8,287      $ 4,813       $ 3,649
   Software Systems                       8,945        6,084         3,458
   Defense Systems                       39,587       38,859        58,625
   Emerging Technologies                 19,191       12,165         9,866
   General corporate assets              19,160       19,982        17,616

                                        $95,170      $81,903       $93,214

General corporate assets are principally cash, prepaid expenses, deferred income taxes, and other assets.

                                          1995         1994         1993
Depreciation and Amortization
   of Property and Equipment,
   Goodwill, and Other Assets:
      Communications Systems            $   366     $   387       $   177
      Software Systems                    1,044         533           715
      Defense Systems                     1,744       1,838         2,813
      Emerging Technologies                 712         630           756
      Corporate                             251          36            34

                                        $ 4,117     $ 3,424       $ 4,495

Capital Expenditures:
   Communications Systems               $   697     $   397       $    56
   Software Systems                       1,709       1,784           562
   Defense Systems                        1,431       2,003         1,598
   Emerging Technologies                  5,007       1,963         4,046
   Corporate                                144          97            39

                                        $ 8,988     $ 6,244       $ 6,301
Note 5.  Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement changed the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss carryforwards. Prior years' financial statements were not restated to apply the provisions of SFAS
109. The cumulative effect of the adoption of the accounting change was an increase in 1993 net income of $1,700 ($0.14 per share) relating to the recognition of additional net deferred tax assets.



The components of the income tax provision (benefit) are as follows:

                                         1995         1994         1993
Current:
   Federal                             $(2,232)      $1,377     $(2,334)
   State                                  (220)         203          --

                                        (2,452)       1,580      (2,334)

Deferred                                 1,245        1,470      (4,213)

                                       $(1,207)      $3,050     $(6,547)


Following is a reconciliation of the income tax provision (benefit) expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):


                                       1995         1994         1993
Expected Federal tax provision
   (benefit)                         $(1,705)      $3,061      $(5,492)
State income taxes, net
   of Federal income tax
   benefits                              (44)         450         (540)
Loss carryforwards/carrybacks             --         (216)          --
Research credit                           --         (338)        (570)
Goodwill amortization                    160          149           15
Alternative minimum tax                  100           --           --
Keyman life insurance                     75           83           60
Other                                    207         (139)         (20)
Actual tax provision (benefit)       $(1,207)     $ 3,050      $(6,547)


During 1993, the Revenue Reconciliation Act of 1993 was signed into law which reinstated research tax credits retroactive to July 1, 1992. The retroactive application of the law increased the Company's 1992 research credit by $570 which is reflected in the income tax provision for the year ended December 31, 1993.

The deferred tax assets as of December 31, 1995 and 1994, result from the following temporary differences:

                                                    1995         1994
Inventory and contract loss reserves             $ 3,005      $ 4,102
Employee benefits                                  4,289        4,518
Restructuring                                      2,786        2,534
Tax credit carryforwards                             815        1,315
Depreciation                                      (1,875)      (1,664)
Loss carryforward                                  1,680          429
Other                                              1,213          236
                                                  11,913       11,470
Valuation allowance                               (1,200)      (1,200)

Net deferred tax assets                          $10,713      $10,270

Realization of certain components of the net deferred tax asset is dependent on Titan generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company which may not be within the Company's control may limit annual future utilization of these carryforwards.

Net tax refunds in 1995 were $828. Cash paid for income taxes was $1,252 and $309 in 1994 and 1993, respectively.

Note 6.  Debt

At December 31, 1995, the Company had debt outstanding of $9,200 under an unsecured bank line of credit at a weighted average interest rate of 8.13%. The Company also had commitments under letters of credit at December 31, 1995 of $1,070 which reduced availability of the line of credit. In May 1995, this bank line of credit was increased to $17,000 from $10,000 and the maturity date was extended from May 1996 to May 1997. The Company has the option to borrow at prime or at LIBOR plus 2 percent. The line of credit agreement requires Titan to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum debt service coverage ratio and a specified quick ratio. A waiver was received relating to the 1995 net loss. No borrowings were outstanding under this agreement at December 31, 1994. Borrowings under the Company's lines of credit averaged $6,400, $4,180, and $14,200 at weighted average interest rates of 8.8%, 7.6% and 5.5% during 1995, 1994 and 1993, respectively.

At December 31, 1995 and 1994 the Company had $5,300 and $1,321, respectively, outstanding under two promissory notes, secured by certain machinery and equipment. The interest rates of the notes are 8.5% and 8.56%. In January 1996, the Company entered into another loan agreement for $2,500 at an interest rate of 7.42%, also secured by machinery and equipment. Part of the proceeds from this agreement were used to repay one of the promissory notes outstanding at December 31, 1995 with a principal balance of $765.

Cash paid for interest, primarily on these borrowings, was $572, $578, and $1,274 in 1995, 1994 and 1993, respectively.

Note 7.  Commitments and Contingencies

Titan is obligated for aggregate rentals of $41,609 under operating lease agreements, principally for facilities. These leases generally include renewal options and require minimum payments of $5,426 in 1996, $4,936 in 1997, $4,452 in 1998, $3,810 in 1999, $3,475 in 2000 and $19,510 for the years thereafter. Rental expense under these leases was $7,496 in 1995, $7,367 in 1994 and $6,294 in 1993. The Company has entered into a long-term lease agreement for facilities which are owned by an entity in which the Company has a minority ownership interest. Rental expense in 1995, 1994 and 1993 includes $868, $838, and $824, respectively, paid under this agreement.

The Company is a party to four separate lawsuits filed by former employees claiming, among other things, wrongful termination and discrimination. The cases are scheduled for trial in March, April and June of 1996. The Company intends to continue to defend the cases vigorously. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies. Further, the Company and its subsidiaries are subject to claims and from time to time are named as defendants in legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note 8.  Preferred Stock

Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3 vote, annual dividends of $1 per share and is convertible at any time into 2/3 share of the Company's common stock. Common stock of 463,248 shares has been reserved for this purpose. Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

Note 9.  Common Stock

At December 31, 1995, aggregate common shares reserved for future issuance for conversion of preferred stock, all stock incentive plans and warrants were 2,792,568.

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

In September 1995, the Company completed a private placement of 300,000 shares of its common stock, receiving net proceeds of $2,325. Treasury shares were used for the issuance. The Company's shares were placed with offshore institutional investors pursuant to Regulation S under the Securities Act of 1933, as amended.




Note 10.  Stock Incentive Plans

At December 31, 1995, 1,218,811 shares of common stock were reserved for options granted under Titan's stock option plans for officers, directors and key employees. Options vest ratably over 4 years and expire up to 10 years from the date granted. The option price must not be less than the fair market value on the date of grant, and the provisions covering exercise are established at the date of grant by the option committee.

A summary of changes in the shares under option is shown below:

                                   Shares Issuable
                                    Under Options
                                     Outstanding            Price Range


Balance at December 31, 1992            1,837,014       $ 1.63   -   4.25
   Options granted                        536,500         2.63   -   3.50
   Options exercised                     (129,716)        1.63   -   3.25
   Options terminated                    (223,436)        1.63   -   4.25

Balance at December 31, 1993            2,020,362         1.63   -   4.25
   Options granted                        369,000         2.63   -   6.63
   Options exercised                     (855,212)        1.63   -   4.25
   Options terminated                    (104,694)        1.63   -   4.25

Balance at December 31, 1994            1,429,456         1.63   -   6.63
   Options granted                        429,000         5.75   -   9.50
   Options exercised                     (454,629)        1.63   -   7.13
   Options terminated                    (185,016)        1.63   -   6.63

Balance at December 31, 1995            1,218,811         2.13   -   9.50

At December 31, 1995, and 1994, respectively, options for 451,521 and 568,816 shares were exercisable, and 509,944 and 814,706 shares were reserved for the granting of additional options in the future.

Note 11.  Benefit Plans

The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $2,514, $2,291, and $2,713 in 1995, 1994 and 1993, respectively. The Company's discretionary contributions to its Employee Stock Ownership Plan were $339 and $487 in 1994 and 1993, respectively. There were no discretionary contributions for 1995. During 1995, 1994 and 1993, the Company utilized treasury stock of $871, $1,267, and $1,551, respectively, for benefit plan contributions.

The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan was $970, $668, and $680 in 1995, 1994, and 1993, respectively. At December 31,
1995 and 1994, respectively, Other Non-current Liabilities include $2,975 and $2,466 for obligations under this plan. Interest expense for the years ended December 31, 1995, 1994, and 1993 includes $486, $229, and $191, respectively, related to the plan. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $2,679, $5,220 and $1,708 in 1995, 1994 and 1993, respectively.

The Company has previously provided for post-retirement benefit obligations of operations discontinued in prior years. The Company has no post-retirement benefit obligations for any of its continuing operations.

Note 12.  Quarterly Financial Data (Unaudited)

                              First      Second      Third      Fourth
Total
1995                         Quarter     Quarter    Quarter     Quarter(b)
Year .
Revenues                    $ 30,165    $ 34,307   $ 34,983    $ 34,512
$133,967
Gross profit                   8,464       9,222      7,346       6,704
31,736
Net income (loss)                535         719        470      (5,531)
(3,807)
Net income (loss) per
   common share                  .03         .04        .02        (.41)
(.33)

                              First     Second       Third      Fourth
Total
1994                         Quarter    Quarter(a)  Quarter     Quarter
Year .
Revenues                    $ 39,689    $ 28,804   $ 29,541    $ 38,172   $
136,206
Gross profit                   8,249       7,400      9,382      11,254
36,285
Net income                       751       1,773      1,514       1,915
5,953
Net income per common share      .05         .12        .10         .13
 .40

(a) Net income in the second quarter of 1994 includes a net restructuring credit of $1,200.

(b) Net loss in the fourth quarter of 1995 includes a net restructuring charge (see Note 2 of Notes to Consolidated Financial Statements).

The above financial information for each quarter reflects all normal and recurring adjustments.


Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information in the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by this reference to such information in the definitive proxy statement for the 1996 Annual Meeting of Stockholders.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by this reference to such information in the definitive proxy statement for the 1996 Annual Meeting of Stockholders.


Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by this reference to such information in the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial statements being filed as part of this report are listed in the index in Item 8 on page 14.

(b) The Company filed a current report on Form 8-K dated October 19, 1995 to report an amendment to the Company's bylaws.



3. Exhibits

3.1 Titan's Restated Certificate of Incorporation dated as of November 6, 1986 which was Exhibit 3.1 to Registrant's 1987 Annual Report on Form
10-K is incorporated herein by this reference. Titan's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987 which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form
10-K is incorporated herein by this reference.

3.2 Titan's by-laws, as amended, which was Exhibit 6(a)(3) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995 is incorporated herein by this reference.

4.1 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 9, L.P., a Delaware limited partnership, which was
Exhibit 4.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.

4.2 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 10 Incorporated, a Maryland corporation, which was
Exhibit 4.2 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.

4.3 Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was
Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.

10.1 Stock Option Plan of 1983, as amended though January 1, 1987, which was
Exhibit 10.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

10.2 Stock Option Plan of 1986, as amended through January 1, 1987, which was
Exhibit 10.3 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

10.3 Stock Option Plan of 1990, which was filed in the 1990 definitive proxy statement and was Exhibit 10.11 to Registrant's 1989 Annual Report on
Form 10-K is incorporated herein by this reference.

10.4 Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on
Form 10-K is incorporated herein by this reference.

10.5 1989 Directors' Stock Option Plan which was filed in the 1990 definitive proxy statement and was Exhibit 10.12 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.

10.6 1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K is incorporated herein by this reference.

10.7 1996 Directors' Stock Option and Equity Participation Plan.

10.8 Supplemental Retirement Plan for Key Executives which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's
1989 Annual Report on Form 10-K is incorporated herein by this reference.

10.9 1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.

10.10 Lease Agreement dated as of July 9, 1991 by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.

10.11 Secured Promissory Note and Security Agreement dated as of April 14, 1993 by and between Fleet Credit Corporation and Registrant, which was
Exhibit 10.16 to Registrant's 1993 Annual Report on Form 10-K, is incorporated herein by this reference.

10.12 Asset Purchase Agreement as of March 5, 1994, by and between Registrant and Cubic Corporation which was Exhibit 2 to Registrant's Form 8-K dated
March 5, 1994 is incorporated herein by this reference.

10.13 Line of Credit Agreement dated as of August 8, 1994, by and between Sumitomo Bank of California and Registrant, which was Exhibit 10.16 to Registrant's 1994 Annual Report on Form 10-K, is incorporated herein by this reference.

10.14 Executive Severance Plan entered into by the Company with Gene W. Ray, John E. Koehler, Ronald B. Gorda, David A. Hahn, Roger Hay, Cornelius L. Hensel, Frederick L. Judge and Stephen P. Meyer, which was Exhibit
6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November
13, 1995, is incorporated herein by this reference.

10.15 First Amendment to Commercial Loan Agreement dated May 25, 1995 by and between Registrant and Sumitomo Bank of California.

10.16 Second Amendment to Commercial Loan Agreement dated December 29, 1995 by and between Registrant and Sumitomo Bank of California.

10.17 Loan and Security Agreement, dated December 29, 1995 by and between Registrant and Capital Associates International, Inc.

10.18 Loan and Security Agreement dated January 31, 1996 by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation.

21.  Titan Subsidiaries as of December 31, 1995.

23.  Consent of Independent Public Accountants.

27.     Financial Data Schedule




THE TITAN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1995, 1994 and 1993
(in thousands of dollars)


                                         Balance
Balance
                                            at
at
                                       beginning
end
                                        of year    Additions   Deductions
of year


1995:
   Allowance for doubtful accounts      $ 412       $ 193       $ 311        $
294

1994:
   Allowance for doubtful accounts        764           1         353
412

1993:
   Allowance for doubtful accounts        555         561         352
76


EXHIBIT 21

SUBSIDIARIES OF THE TITAN CORPORATION


                                                              State or
Jurisdiction
Name                                                             of
Incorporation

Federal Services, Inc..........................................     California
Pulse Sciences, Inc............................................     California
Titan Environmental Corporation................................     Delaware
Titan Information Systems Corporation..........................     Delaware
Titan Beam International Group.................................     Delaware
Tomotherapeutics, Inc..........................................     Delaware









EXHIBIT 23


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, dated February 28, 1996, into the Company's previously filed Registration Statements (as amended, as applicable) File Numbers 33-4830, 33-4041, 33-9570, 33-12119, 33-15680, 33-15892, 33-37827, 33-56762, 33-65123, and
33-83402.




ARTHUR ANDERSEN LLP

San Diego, California
March 29, 1996




SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TITAN CORPORATION


                                               By             /s/
                                                       Gene W. Ray
                                                 President and Chief Executive
Officer

March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                       Date

       /s/                         Chairman of the               March 29, 1996
         J.S. Webb                     Board of Directors

       /s/                         President, Chief              March 29, 1996
        Gene W. Ray                   Executive Officer and
                                            Director

       /s/                     Senior Vice President and         March 29, 1996
         Roger Hay                   Chief Financial Officer
                                  (Principal Financial Officer)

      /s/                        Vice President and             March 29, 1996
       Jane E. Judd                   Corporate Controller
                                  (Principal Accounting Officer)

     /s/                             Director                  March 29, 1996
     Charles R. Allen

      /s/                             Director                  March 29, 1996
    Joseph F. Caligiuri

   /s/                             Director                  March 29, 1996
      Daniel J. Fink

      /s/                             Director                  March 29, 1996
    Robert E. La Blanc

     /s/                             Director                  March 29, 1996
     Thomas G. Pownall




LOAN AND SECURITY AGREEMENT


     THIS LOAN AND SECURITY AGREEMENT (the "Agreement") is made as of the 31st day of January, 1996, by and between SANWA GENERAL EQUIPMENT LEASING, A DIVISION
OF SANWA BUSINESS CREDIT CORPORATION, its successors and assigns ("Lender"), and
THE TITAN CORPORATION ("Borrower").

     Borrower is desirous of obtaining a loan from Lender and Lender is willing to make the loan to Borrower upon the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the sum of Ten Dollars ($10.00) in hand paid and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

        1.   Advance of Loan.

             (a) On the terms and conditions hereinafter set forth, the parties agree that Lender shall lend to Borrower certain sums (the "Loan") on the terms specified pursuant to that certain commitment letter dated January 3 , 1996 (the
"Commitment Letter"; which is incorporated herein by reference). Time is of the essence.

             (b) The obligation to repay the Loan hereunder shall be evidenced by one or more promissory notes payable by Borrower to the order of Lender in substantially the form attached hereto as Exhibit No. 1 (hereinafter collectively referred to as the "Promissory Note"). The Promissory Note shall bear interest, be payable and mature as set forth in Exhibit No. 1.

             (c) The commitment of Lender to make the Loan herein shall expire on the date specified in the Commitment Letter, provided, however, that such commitment shall terminate (at Lender's option) upon the occurrence of any Default (as such term is hereinafter defined) or of any event which, with the giving of notice or lapse of time, or both, would become a Default hereunder.

        2. Security. As security for the payment as and when due of the indebtedness of Borrower to Lender hereunder and under Borrower's
Promissory Note
(and any renewals, extensions and modifications thereof) and under any other agreement or instrument, both now in existence and hereafter created related to the transaction described in this Agreement (as the same may be renewed, extended or modified), and the performance as and when due of all other obligations of Borrower to Lender, both now in existence and hereafter created related to the transaction described in this Agreement (as the same may be renewed, extended or modified) (the "Obligations"), Borrower hereby grants to Lender a purchase money security interest in the items of equipment (the "Equipment") described on the collateral schedule(s) in substantially the form attached hereto as Exhibit
No. 2
(hereinafter collectively referred to as the "Collateral Schedule") now or hereafter executed in connection with the Promissory Note, and all replacements, substitutions and alternatives therefor and thereof and accessions thereto and all proceeds (cash and non-cash), including the proceeds of all insurance policies, thereof (the "Collateral"). Borrower agrees that with respect to the Collateral Lender shall have all of the rights and remedies of a secured party under the Maryland Uniform Commercial Code (the "UCC"). Borrower may not dispose of any of the Collateral without the prior written consent of Lender, notwithstanding the fact that proceeds constitute a part of the Collateral.

        3. Conditions Precedent to Lender's Obligation. The obligation of lender to make the Loan as set forth in Section 1 hereof is expressly conditioned upon compliance by Borrower, to the reasonable satisfaction of Lender and its counsel, of the following conditions precedent:

             (a) Concurrently with the execution hereof, or on or prior to the date on which Lender is to advance the Loan hereunder, Borrower shall cause to be provided to Lender the following:

                  (1) Resolutions of the Board of Directors or validly authorized Executive Committee of Borrower, certified by the Secretary or an Assistant Secretary of Borrower, duly authorizing the borrowing of funds hereunder and the execution, delivery and performance of this Agreement and all related instruments and documents.

                  (2) An opinion of counsel for Borrower satisfactory as to form and substance to Lender, as to each of the matters set forth in sub-parts
(a) through (e) of Section 4 hereof and as to such other matters as Lender may reasonably request.

                  (3) Uniform Commercial Code Financing Statements duly executed on behalf of Borrower.

             (b)   On each date on which Lender is to advance funds hereunder,

                   (1) Borrower shall cause to be provided to Lender the following:

                         a.   A certificate executed by the Secretary or an
Assistant Secretary of Borrower, certifying that the representations and warranties of Borrower contained herein remain true and correct as of such date, and that no Default or event which, with the giving of notice or the lapse of
time, or both, would become a Default hereunder, has then occurred.

                         b.   Evidence satisfactory to Lender as to due
compliance with the insurance provisions of Section 5(f) hereof.

                         c.   A Promissory Note in the amount of the Loan to be
advanced on such date, duly executed on behalf of Borrower, pursuant to
Section 1
hereof.

                         d.   Photocopies of the invoice(s) or other evidence
reasonably satisfactory to Lender and its counsel, related to the acquisition cost of the Collateral to which such advance of the Loan relates.

                        e. A Collateral Schedule describing the Collateral to which such advance of the Loan relates.

                   (2) Such filings shall have been made and other actions taken as reasonably may be required by Lender and its counsel to perfect a valid, first priority security interest granted by Borrower to Lender with respect to the Collateral.

                  (3) No Default or event which, with the giving of notice or lapse of time, or both, would become a Default hereunder, shall have occurred.

        4. Representations and Warranties. Borrower hereby represents and warrants that:

          (a) Borrower is a corporation duly organized, and validly existing in good standing under the laws of the state of its incorporation; and is duly qualified and authorized to transact business as a foreign corporation in good standing in each state in which the Collateral is to be located.

           (b) Borrower has the corporate power and authority to own or hold under lease its properties and to enter into and perform its obligations hereunder; and the borrowing hereunder by Borrower from Lender, the execution, delivery and performance of this Agreement and all related instruments and documents, (1) have been duly authorized by all necessary corporate action on the part of Borrower; (2) do not require any stockholder approval or approval or consent of any trustee or holders of any indebtedness or obligations of Borrower except such as have been duly obtained; and (3) do not and will not contravene any law, governmental rule, regulation or order now binding on Borrower, or the certificate of incorporation or by-laws of Borrower, or contravene the provisions of, or constitute a default under, or result in the creation of any lien or encumbrance upon the property of Borrower under any agreement to which Borrower is a party or by which it or its property is bound.

             (c) Neither the execution and delivery by Borrower of this Agreement and all related instruments and documents, nor the consummation of any of the transactions by Borrower contemplated hereby or thereby, requires the consent or approval of, the giving of notice to, the registration with, or the taking of any other action in respect of, any Federal, state or foreign governmental authority or agency, except as provided herein.

             (d) This Agreement constitutes, and all related instruments and documents when entered into will constitute, the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with the terms hereof and thereof, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or affecting the enforcement of creditors' rights generally, and by applicable laws
(including any applicable common law and equity) and judicial decisions which may
affect the remedies provided herein and therein.

             (e) Other than as set forth in Schedule 4(e) hereto, there are no pending or threatened actions or proceedings to which Borrower is a party, and there are no other pending or threatened actions or proceedings of which Borrower has knowledge, before any court, arbitrator or administrative agency, which, either individually or in the aggregate, would materially adversely affect the financial condition of Borrower, or the ability of Borrower to perform its obligations hereunder. Further, Borrower is not in default under any material obligation for the payment of borrowed money, for the deferred purchase price of property or for the payment of any rent which, either individually or in the aggregate, would have the same such effect.

             (f) Under the laws of the state(s) in which the Equipment is to be located, the Equipment consists solely of personal property and not fixtures (with the exception of the cell).

             (g) Upon payment in full of the acquisition cost of the Equipment,
Borrower will have good and marketable title to the Equipment, free and clear of all liens and encumbrances (excepting only the lien of Lender). Upon the last to occur of: (1) delivery of an item of Equipment, (2) payment to the vendor of the acquisition cost of such item of the Equipment, (3) advance by Lender to Borrower of the Loan relating to such item of the Equipment, and (4) filing in the appropriate public offices of Uniform Commercial Code financing statements or statements of amendment naming Borrower as debtor, and Lender as secured party, and describing such item of the Equipment, Lender will have a valid, perfected, first priority security interest in such item of the Equipment.

             (h) The financial statements of Borrower (copies of which have been furnished to Lender) have been prepared in accordance with generally accepted accounting principles consistently applied ("GAAP"), and fairly present
Borrower's financial condition and the results of Borrower's operations as of the date of and for the period covered by such statements, and since the date of such statements there has been no material adverse change in such conditions.

             (i) Borrower has filed or has caused to have been filed all federal, state and local tax returns which, to the knowledge of Borrower, are required to be filed, and has paid or caused to have been paid all taxes as shown on such returns or on any assessment received by it, to the extent that such taxes have become due, unless and to the extent only that such taxes, assessments and governmental charges are currently contested in good faith and by appropriate proceedings by Borrower and adequate reserves therefor have been established as required under GAAP. To the extent Borrower believes it advisable to do so, Borrower has set up reserves which are believed by Borrower to be adequate for the payment of additional taxes for years which have not been audited by the respective tax authorities.

             (j) Borrower is not in violation of any law, ordinance, governmental rule or regulation to which it is subject and the violation of which would have a material adverse effect on the conduct of its business, and Borrower has obtained any and all licenses, permits, franchises or other governmental authorizations necessary for the ownership of its properties and the conduct of its business, the violation of which would have a material adverse effect on the
conduct of its business.

             (k) None of the proceeds of the Loan will be used, directly or indirectly, by Borrower for the purpose of purchasing or carrying, or for the purpose of reducing or retiring any indebtedness which was originally incurred to
purchase or carry, any "margin security" within the meaning of Regulation G (12 CFR Part 207), or "margin stock" within the meaning of Regulation U (12 CFR Part
221), of the Board of Governors of the Federal Reserve System (herein called "margin security" and "margin stock") or for any other purpose which might make the transactions contemplated herein a "purpose credit" within the meaning of Regulation G or Regulation U, or cause this Agreement to violate any other regulation of the Board of Governors of the Federal Reserve System or the Securities Exchange Act of 1934 or the Small Business Investment Act of 1958,
 as
amended, or any rules or regulations promulgated under any of such statutes.

             (l) The address stated below the signature of Borrower is the chief place of business and chief executive office of Borrower.

        5.   Covenants of Borrower.  Borrower covenants and agrees as follows:

          (a) The proceeds of the Loan will be used exclusively for business or commercial purposes and to refinance the indebtedness secured by the Equipment.

           (b) Borrower shall use the Collateral solely in the conduct of its business and in a careful and proper manner; and shall not change the location of
any item of the Collateral, as specified on the applicable Collateral Schedule, without the prior written consent of Lender, which shall not unreasonably be withheld.

          (c) Borrower shall not dispose of or further encumber its interest in the Collateral without the prior written consent of Lender.

          (d) Borrower, at its own expense, will pay or cause to be paid all taxes and fees relating to the ownership and use of the Equipment and will keep and maintain, or cause to be kept and maintained, the Equipment in accordance with the manufacturer's recommended specifications, and in as good operating condition as on the date of execution hereof (or on the date on which acquired, if such date is subsequent to the date of execution hereof), ordinary wear and tear resulting from proper use thereof alone excepted, and will provide all maintenance and service and make all repairs necessary for such purpose. In addition, if any parts or accessories forming part of the Equipment shall from time to time become worn out, lost, destroyed, damaged beyond repair or otherwise
permanently rendered unfit for use, Borrower, at its own expense, will within a reasonable time replace such parts or accessories or cause the same to be replaced, with replacement parts or accessories which are free and clear of all liens, encumbrances or rights of others and have a value and utility at least equal to the parts or accessories replaced. All accessories, parts and replacements for or which are added to or become attached to the Equipment shall
immediately be deemed incorporated in the Equipment and subject to the security interest granted by Borrower herein. Upon reasonable advance notice, Lender shall have the right to inspect the Equipment and all maintenance records thereto, if any, at any reasonable time.

             (e) The parties intend that the Equipment shall remain personal property, notwithstanding the manner in which it may be affixed to any real property, and Borrower shall obtain and deliver to Lender (to be recorded at Borrower's expense) from the landlord and any mortgagee having an encumbrance
 or
lien on the property (the "Premises") where the Equipment is to be located, waivers of any lien, encumbrance or interest which such person might have or hereafter obtain or claim with respect to the Equipment. Borrower shall maintain the Equipment free from all claims, liens and legal processes of creditors of Borrower other than liens (1) for fees, taxes, or other governmental charges of any kind which are not yet delinquent or are being contested in good faith by appropriate proceedings which suspend the collection thereof (provided, however, that such proceedings do not involve any substantial danger of the sale, forfeiture or loss of the Equipment or any interest therein); (2) liens of mechanics, materialmen, laborers, employees or suppliers and similar liens arising by operation of law incurred by Borrower in the ordinary course of business for sums that are not yet delinquent or are being contested in good faith by negotiations or by appropriate proceedings which suspend the collection thereof (provided, however, that such contest does not involve any substantial danger of the sale, forfeiture or loss of the Equipment or any interest therein);
and (3) liens arising out of any judgments or awards against Borrower which have been adequately bonded to protect Lender's interests or with respect to which a stay of execution has been obtained pending an appeal or a proceeding for review.
Borrower shall notify Lender immediately upon receipt of notice of any lien, attachment or judicial proceeding affecting the Equipment in whole or in part.

          (f) At its own expense, Borrower shall keep the Equipment or cause it to be kept insured against loss or damage due to fire and the risks normally included in extended coverage, malicious mischief and vandalism, for the full replacement value thereof. All insurance for loss or damage shall provide that losses, if any, shall be payable to Lender. The proceeds of such insurance payable as a result of loss of or damage to the Equipment shall be applied, at Lender's reasonable option, (x) toward the replacement, restoration or repair of the Equipment which may be lost, stolen, destroyed or damaged, or (y) toward payment of the balance outstanding on the Promissory Note or the Obligations.
  In
addition, Borrower shall also carry public liability insurance, both personal injury and property damage. All insurance required hereunder shall be in form and amount and with companies reasonably satisfactory to Lender. Borrower shall pay or cause to be paid the premiums therefor and deliver to Lender evidence satisfactory to Lender of such insurance coverage. Borrower shall cause to be provided to Lender, not less than fifteen (15) days prior to the scheduled expiration or lapse of such insurance coverage, evidence satisfactory to Lender of renewal or replacement coverage. Each insurer shall agree, by endorsement upon the policy or policies issued by it, or by independent instrument furnished to Lender, that (1) it will give Lender thirty (30) days' (10 days notice for non-payment of premium) prior written notice of the effective date of any material alteration or cancellation of such policy; and (2) insurance as to the interest of any named loss payee other than Borrower shall not be invalidated by any actions, inactions, breach of warranty or conditions or negligence of Borrower with respect to such policy or policies.

          (g) Borrower shall promptly and duly execute and deliver to Lender such further documents, instruments and assurances and take such further action as Lender may from time to time reasonably request in order to carry out the intent and purpose of this Agreement and to establish and protect the rights
 and
remedies created or intended to be created in favor of Lender hereunder; including, without limitation, the execution and delivery of any Uniform Commercial Code Financing Statement or other document reasonably required, and payment of all necessary costs to record such documents (including payment of any
documentary or stamp tax), to perfect and maintain perfected the security interest granted under this Agreement.

             (h)   Borrower shall provide written notice to Lender (1) thirty
(30) days prior to any contemplated change in the name or address of Borrower or of Borrower's corporate structure such that a filed financing statement would become seriously misleading (within the meaning of the UCC); and (2) promptly upon the occurrence of any event which constitutes a Default (as hereinafter defined) hereunder or which, with the giving of notice, lapse of time or both, would constitute a Default hereunder.

             (i)   Borrower shall furnish Lender (1) within one hundred twenty
(120) days after the end of each fiscal year of Borrower, its 10-K Report and balance sheet as at the end of such year, and the related statement of income and statement of changes in financial position for such fiscal year, prepared in
accordance with GAAP, all in reasonable detail and certified by independent certified public accountants of recognized standing selected by Borrower (which shall be a "Big 6" accounting firm); (2) within ninety (90) days after the end of each quarter of Borrower's fiscal year, its 10-Q Report and balance sheet as at the end of such quarter and the related statement of income and statement of changes in financial position for such quarter, prepared in accordance with GAAP;
and (3) within thirty (30) days after the date on which they are filed, all reports, forms and other filings required to be made by Borrower to the Securities and Exchange Commission, if any.

             (j) Borrower shall at all times maintain its corporate existence except as expressly permitted herein. Borrower shall not consolidate with, merge into, or convey, transfer or lease substantially all of its assets as an entirety to (such actions being referred to as an "Event"), any Person (which term, for the purposes of this paragraph means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or government or any agency or political subdivision thereof), unless (not less than sixty (60) days before the Event):

                   (1) such Person shall be an entity organized and existing under the laws of the United States of America or any state or the District of Columbia, and shall execute and deliver to Lender an agreement containing an effective assumption by such Person of the due and punctual performance and observance of each covenant and condition of this Agreement to be performed or observed by Borrower; and

                   (2) Lender is reasonably satisfied as to the creditworthiness of such Person.

             (k) Borrower shall provide written notice to Lender of the commencement of proceedings under the Federal bankruptcy laws or other insolvency laws (as now or hereafter in effect) involving Borrower as a debtor.

             (l) Borrower shall indemnify and defend Lender, its successors and assigns, and their respective directors, officers and employees, from and against any and all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral, including (without limitation) any rent paid to the landlord of the Premises, and all costs of repair or restoration of the Premises (in each case, (other than such as may result from the gross negligence or willful misconduct of Lender, its successors and assigns, and their respective directors, officers and employees).

              (m) Borrower has conducted, and will continue to conduct its business operations, and so long as any Obligations remains outstanding will use
the Collateral, so as to comply with all Environmental Laws in all material respects; as of the date hereof, and as of the date of execution of each Collateral Schedule, except as have been previously disclosed in writing by Borrower to Lender, there are no Hazardous Substances generated, treated, handled, stored, transported, discharged, emitted, released or otherwise disposed of in connection with Borrower's use of the Collateral resulting in any material liability or obligations; and Borrower has, and so long as any Obligations remains outstanding will continue to have in full force and effect all federal, state and local licenses, permits, orders and approvals required to operate the Collateral in compliance with all Environmental Laws in all material respects.

As used herein, the following terms shall have the following meaning:

   (A) "Adverse Environmental Condition" shall mean (i) the existence or the continuation of the existence of an Environmental Contamination
(including, without limitation, a sudden or non-sudden accidental or non-accidental Environmental Contamination), or exposure to any substance, chemical, material, pollutant, Hazardous Substance, odor or audible noise or other release or emission in, into or onto the environment (including without limitation, the air, ground, water or any surface) at, in, by, from or related to any Collateral, (ii) the environmental aspect of the transportation, storage, treatment or disposal of materials in connection with the operation of any Collateral, or (iii) the violation, or alleged violation, of any Environmental Law, permits or licenses of, by or from any governmental authority, agency or court relating to environmental matters connected with any of the Collateral.

   (B) "Environmental Claim" shall mean any accusation, allegation, notice of violation, claim, demand, abatement or other order on direction
(conditional or otherwise) by any governmental authority or any Person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment or other adverse affects on the environment, or for fines, penalties or restrictions, resulting from or based upon any Adverse Environmental
Condition.

     (C) "Environmental Contamination" shall mean any actual or threatened release, spill, emission, leaking, pumping, injection, presence, deposit, abandonment, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment, or into or out of any of the Collateral, including, without limitation, the movement of any Hazardous Substance or other substance through or in the air, soil, surface water, groundwater or property which is not in compliance with applicable Environmental Laws.

   (D) "Environmental Law" shall mean any present or future federal, foreign, state or local law, ordinance, order, rule or regulation and all judicial, administrative and regulatory decrees, judgments and orders, pertaining to health, industrial hygiene, the use, disposal or transportation of Hazardous Substances, Environmental
Contamination, or pertaining to the protection of the environment, including, but not limited to, the Comprehensive Environmental
Response, Compensation, and Liability Act ("CERCLA") (42 U.S.C.
9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C.
1801 et seq.), the Federal Water Pollution Control Act (33 U.S.C.
Section 1251 et seq.), the Resource Conservation and Recovery Act
(42 U.S.C. 6901 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. 2601 et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C.
1361 et seq.), the Occupational Safety and Health Act (19 U.S.C.
651 et seq.), the Hazardous and Solid Waste Amendments (42 U.S.C.
2601 et seq.),

as these laws have been or may be amended or supplemented, and any successor thereto, and any analogous foreign, state or local statutes, and the rules, regulations and orders promulgated pursuant thereto.

     (E) "Environmental Loss" shall mean any loss, cost, damage, liability, deficiency, fine, penalty or expense (including, without limitation, reasonable attorneys' fees, engineering and other professional or expert fees), investigation, removal, cleanup and remedial costs
(voluntarily or involuntarily incurred) and damages to, loss of the use of or decrease in value of the Collateral arising out of or related to any Adverse Environmental Condition.

    (F) "Hazardous Substances" shall mean and include hazardous substances as defined in CERCLA; oil of any kind, petroleum products and their by-products, including, but not limited to, sludge or residue; asbestos containing materials; polychlorinated biphenyls; any and all other hazardous or toxic substances; hazardous waste, as defined in CERCLA; medical waste; infectious waste; those substances listed in the United States Department of Transportation Table (49 C.F.R.
172.101); explosives; radioactive materials; and all other pollutants, contaminants and other substances regulated or controlled by the Environmental Laws and any other substance that requires special handling in its collection, storage, treatment or disposal under the Environmental Laws.

     (G) "Person" shall mean any individual, partnership, corporation, trust, unincorporated organization, government or department or agency thereof and any other entity.

             6. Default. Borrower shall be deemed to be in default hereunder ("Default") if (a) Borrower shall fail to make any payment of the
Obligations as
and when due, and such failure shall continue unremedied for a period of ten
(10)
days after the same shall have become due; or (b) Borrower shall fail to provide the insurance required pursuant to Section 5(f) hereof; or (c) Borrower's Net Worth shall not be equal to or exceed Thirty-Five Million Dollars ($35,000,000.00) as of the end of each of Borrower's fiscal quarters
(i.e. March
31, June 30, September 30 and December 31) during the term of this
Agreement; or
(d) Borrower shall fail to perform or observe in timely fashion any other covenant, condition or agreement to be performed or observed by it hereunder
 or
under the Promissory Note and such failure shall continue unremedied for a period
of thirty (30) days after written notice thereof to Borrower by Lender; or (e) Borrower shall (1) be generally not paying its debts as they become due, (2)
 take
action for the purpose of invoking the protection of any bankruptcy or insolvency
law, or any such law is invoked against or with respect to Borrower or its property, and any such petition filed against Borrower is not dismissed within sixty (60) days; or (f) any certificate, statement, representation, warranty or audit contained herein or heretofore or hereafter furnished with respect hereto by or on behalf of Borrower proving to have been false in any material respect at the time as of which the facts therein set forth were stated or certified, or having omitted any substantial contingent or unliquidated liability or claim against Borrower; or (g) Borrower shall be in default under any obligation for the payment of borrowed money, for the deferred purchase price of property or for
the payment of any rent, and the applicable grace period with respect thereto shall have expired; or (h) an individual, group of individuals or entity, who did
not own fifty (50) percent or more of Borrower's capital stock as of the date hereof, becomes the owner of fifty (50) percent or more of Borrower's capital stock and at such time Borrower's Debt to Tangible Net Worth equals or exceeds twice the ratio of Borrower's Debt to Tangible Net Worth as of the date of this Agreement, without the prior written consent of Lender. As used herein, "Debt" shall mean Borrower's total liabilities which, in accordance with GAAP, would be
included in the liability side of a balance sheet; and "Tangible Net Worth" shall mean Borrower's tangible net worth including the sum of the par or stated value of all outstanding capital stock, surplus and undivided profits, less any amounts
attributable to goodwill, patents, copyrights, mailing lists, catalogs, trademarks, bond discount and underwriting expenses, organization expense and other intangibles. Accounting terms used herein shall be as defined, and all calculations hereunder shall be made, in accordance with GAAP.

               The occurrence of a Default with respect to any Promissory Note shall, at the sole discretion of Lender (as set forth in a written declaration to
Borrower), constitute a Default with respect to any or all of the other Promissory Notes. Notwithstanding anything to the contrary set forth herein, Lender or its assignee(s) (as applicable) may exercise all rights and remedies hereunder or under a Promissory Note independently with respect to each Promissory Note and/or with respect to the Collateral collateralizing such Promissory Note.

             7. Remedies. Upon the occurrence of a Default hereunder, Lender may, at its option, declare this Agreement to be in default with respect to any or all of the Promissory Notes, and at any time thereafter may do any one or more
of the following, all of which are hereby authorized by Borrower:

                 (a) Exercise any and all rights and remedies of a secured party under the UCC in effect in the State of Maryland at the date of this Agreement and in addition to those rights, at its sole discretion, may require Borrower (at Borrower's sole expense) to forward promptly any or all of the Collateral to Lender at such location as shall reasonably be required by Lender, or enter upon the premises where any such Collateral is located (without obligation for rent) and take immediate possession of and remove the
 Collateral
by summary proceedings or otherwise, all without liability from Lender to Borrower for or by reason of such entry or taking of possession, whether for the
restoration of damage to property caused by such taking or otherwise (other than
liability caused by the gross negligence or willful misconduct of Lender or its agents).

                  (b) Subject to any right of Borrower to redeem the Collateral, sell, lease or otherwise dispose of any or all of the Collateral in a
commercially reasonable manner at public or private sale with notice to Borrower
(the parties agreeing that ten (10) days' prior written notice shall constitute adequate notice of such sale) at such price as it may deem best, for cash, credit, or otherwise, with the right of Lender to purchase and apply the proceeds:

                  First, to the payment of all reasonable expenses and charges, including the expenses of any sale, lease or other disposition, the reasonable expenses of any taking, attorneys' fees, court costs and any other reasonable expenses incurred or advances made by Lender in the protection of its rights or the pursuance of its remedies, and to provide adequate indemnity to Lender against all taxes and liens which by law have, or may have, priority over the rights of Lender to the monies so received by Lender;

                  Second, to the payment of the Obligations; and

                  Third, to the payment of any surplus thereafter remaining to Borrower or to whosoever may be entitled thereto;

and in the event that the proceeds are insufficient to pay the amounts specified in clauses "First" and "Second" above, Lender may collect such deficiency from Borrower.

              (c) Lender may exercise any other right or remedy available to it under this Agreement, the Promissory Note, or applicable law, or proceed by appropriate court action to enforce the terms hereof or to recover damages for the breach hereof or to rescind this Agreement in whole or in part.

   In addition, Borrower shall be liable for any and all unpaid additional sums due hereunder or under the Promissory Note, before, after or during the exercise of any of the foregoing remedies; for all reasonable legal fees and other reasonable costs and expenses incurred by reason of any default or of the exercise of Lender's remedies with respect thereto. No remedy referred to in this Section is intended to be exclusive, but each shall be cumulative, and shall be in addition to any other remedy referred to above or otherwise available at law or in equity, and may be exercised concurrently or separately from time to time. Borrower hereby waives any and all existing or future claims to any offset against the sums due hereunder or under the Promissory Note and agrees to make the payments regardless of any offset or claim which may be asserted by Borrower or on its behalf in connection with this Agreement.

     The failure of Lender to exercise, or delay in the exercise of, the rights granted hereunder upon any Default by Borrower shall not constitute a waiver of any such right upon the continuation or recurrence of any such Default. Lender may take or release other security; may release any party primarily or secondarily liable for the Obligations; may grant extensions, renewals or indulgences with respect to the Obligations and may apply any other security therefor held by it to the satisfaction of the Obligations without prejudice to any of its rights hereunder.

         8. Notices. All notices (excluding billings and communications in the ordinary course of business) hereunder shall be in writing, personally delivered, sent by overnight courier service, sent by facsimile telecopier, or sent by certified mail, return receipt requested, addressed to the other party at its respective address stated below the signature of such parties or at such other addresses as such parties shall from time to time designate in writing to the other parties; and shall be effective from the date of receipt.

             9. Lender's Right to Perform for Borrower. If Borrower fails to perform or comply with any of its agreements contained herein, Lender shall have the right, but shall not be obligated, to effect such performance or compliance, and the amount of any reasonable out-of-pocket expenses (including reasonable outside attorney's fees) thereby incurred, together with interest thereon at the
Late Charge Rate (as defined in the Promissory Note), shall be due and payable by
Borrower upon demand.

             Borrower hereby irrevocably appoints Lender as Borrower's attorney-in-fact (which power shall be deemed coupled with an interest) to execute, endorse and deliver any deed, conveyance, assignment or other instrument in writing as may be required to vest in Lender any right, title or power which by the terms hereof are expressed to be conveyed to or conferred upon Lender, including, without limitation, Uniform Commercial Code financing statements (including continuation statements), real property waivers, and documents and checks or drafts relating to or received in payment for any loss or damage under the policies of insurance required by the provisions of Section 5(f) hereof, but only to the extent that the same relates to the Collateral.

             10. Successors and Assigns. This Agreement shall inure to the benefit of Lender, its successors and assigns, and shall be binding upon the successors of Borrower. This Agreement may not be assigned by Borrower without the consent of Lender, which consent shall not be unreasonably withheld; provided however, that Borrower may assign this Agreement to any subsidiary which succeeds to the operations of the business utilizing the Collateral provided that the Borrower shall remain primarily liable for all obligations hereunder and such subsidiary shall execute an agreement evidencing such assignment in form and content reasonably satisfactory to the Lender. Lender reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of,
or any interest in, Lender's rights and obligations hereunder, in the
 Promissory
Notes, in the Collateral and/or the Obligations held by it to others at any time
and from time to time, provided, however, that Lender cannot assign to a direct competitor of Borrower; and Lender may disclose to any such purchaser, assignee,
transferee or participant (the "Participant"), or potential Participant, this Agreement and all information, reports, financial statements and documents executed or obtained in connection with this Agreement which Lender now or hereafter may have relating to the Loan, Borrower, or the business of Borrower.
Borrower hereby grants to any Participant all liens, rights and remedies of Lender under the provisions of this Agreement or any other documents relating hereto or under applicable laws. Borrower agrees that any Participant may enforce such liens and exercise such rights and remedies in the same manner as if
such Participant were Lender and a direct creditor of Borrower.

             11.   MARYLAND LAW GOVERNS.  THIS AGREEMENT AND ALL OTHER
RELATED
INSTRUMENTS AND DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE
PARTIES HEREUNDER
AND THEREUNDER SHALL, IN ALL RESPECTS, BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF MARYLAND (WITHOUT REGARD TO
THE CONFLICT OF LAWS PRINCIPLES OF SUCH STATE), INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, REGARDLESS OF THE LOCATION OF THE
COLLATERAL.

             The parties agree that any action or proceeding arising out of or relating to this Agreement may be commenced in any state or Federal court of competent jurisdiction in the State of Maryland, and each party submits to the jurisdiction of such court and agrees that a summons and complaint commencing an action or proceeding in any such court shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to it at its address designated pursuant hereto, or as otherwise provided under the laws of the State of Maryland.

             BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING
TO
WHICH BORROWER AND LENDER MAY BE PARTIES, ARISING OUT OF OR IN ANY WAY
PERTAINING
TO THIS AGREEMENT OR THE PROMISSORY NOTE.  BORROWER AUTHORIZES LENDER
TO FILE
THIS PROVISION WITH THE CLERK OR JUDGE OF ANY COURT HEARING SUCH CLAIM.
IT IS
HEREBY AGREED AND UNDERSTOOD THAT THIS WAIVER CONSTITUTES A WAIVER OF
TRIAL BY
JURY OF ALL CLAIMS AGAINST PARTIES TO SUCH ACTIONS OR PROCEEDINGS,
INCLUDING
CLAIMS AGAINST PARTIES WHO ARE NOT PARTIES TO THIS AGREEMENT.  THIS
WAIVER IS
KNOWINGLY, WILLINGLY AND VOLUNTARILY MADE BY BORROWER AND BORROWER
HEREBY
ACKNOWLEDGES THAT NO REPRESENTATIONS OF FACT OR OPINION HAVE BEEN
MADE BY ANY
INDIVIDUAL TO INDUCE THIS WAIVER OF TRIAL BY JURY OR IN ANY WAY TO MODIFY
OR
NULLIFY ITS EFFECT.  BORROWER FURTHER ACKNOWLEDGES THAT IT HAS BEEN
REPRESENTED
IN THE SIGNING OF THIS AGREEMENT AND THE PROMISSORY NOTE AND IN THE
MAKING OF
THIS WAIVER BY LEGAL COUNSEL, SELECTED OF ITS OWN FREE WILL, AND THAT IT
HAS HAD
THE OPPORTUNITY TO DISCUSS THIS WAIVER WITH COUNSEL.

           12.   Miscellaneous.  This Agreement, the Promissory Note all other
related instruments and documents executed pursuant   hereto, and the
Commitment
Letter, constitute the entire agreement between the parties with respect to the subject matter hereof and shall not be amended or altered in any manner except by a document in writing executed by both parties.

             All representations, warranties, and covenants of Borrower contained herein or made pursuant hereto shall survive closing and continue throughout the term hereof and until the Obligations are satisfied in full.

             Any provision of this Agreement or of any instrument or document executed pursuant hereto which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or thereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.
To the extent permitted by applicable law, Borrower hereby waives any provision of law which renders any provision hereof or thereof prohibited or unenforceable in any respect. The captions in this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.



   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, under seal, as of the day and year first above written.


SANWA GENERAL EQUIPMENT LEASING,            THE TITAN CORPORATION
A DIVISION OF SANWA BUSINESS                Borrower
CREDIT CORPORATION
Lender


By:        /S/            (SEAL)                  By:      /S/
 (SEAL)
Name:  H. Duane Steelberg                         Name:     Roger Hay
Title:      Senior Vice President                 Title:Sr. V.P. & CFO


502 Washington Avenue                             3033 Science Park Road
Suite 800                                         San Diego, California 92121
Towson, Maryland 21204                            Facsimile:  619-552-9471
Facsimile:  410-821-8775


FIRST AMENDMENT TO
COMMERCIAL LOAN AGREEMENT


     This First Amendment to the Commercial Loan Agreement ("Amendment") is entered into as of this 25th day of May, 1995 by and between SUMITOMO BANK OF CALIFORNIA ("Bank") and THE TITAN CORPORATION, a Delaware Corporation ("Borrower"), with reference to the following:

RECITALS

     A. Borrower and Bank entered into that certain Commercial Loan Agreement dated August 8, 1994 ("Agreement") pursuant to which Bank has agreed to lend up to Ten Million Dollars ($10,000,000) to Borrower.

     B. Borrower and Bank desire to amend the Agreement on the terms and conditions set forth herein.

AMENDMENT

     NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Borrower and Bank hereby agree as follows:

     1. Defined Terms. Capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings given such terms in the Agreement.

     2.   Amendments.  The Agreement is hereby amended as follows:

          A. 1.1 Line of Credit Amount. Section 1.1 is hereby amended in its entirety and replaced with the following:

               (a) Unsecured Line of Credit. During the Availability Period, Bank will provide an unsecured line of credit (the "Revolving Line of Credit") to Borrower. The maximum amount of this Revolving Line of Credit (the "Commitment") is Seventeen Million Dollars ($17,000,000). Borrower's obligation to repay this Revolving Line of Credit is evidenced by a promissory note substantially in the form of Exhibit A attached hereto (the "Unsecured Line Note").

                (b) Revolving/Subline Facilities. This is a revolving line of credit with a subline facility for letters of credit. The subline is not to exceed Five Million Dollars ($5,000,000). During the Availability Period, Borrower may repay principal amounts and reborrow them.

                (c) Maximum Loan Balance. Borrower agrees not to permit the outstanding principal balance of the Revolving Line of Credit plus the outstanding amounts of any letters of credit, including any amounts drawn on letters of credit and not yet reimbursed (such sum is the "Loan Balance") to exceed the Commitment.

           B. SECTION 1.2 is hereby amended in its entirety and replaced with the following:

           1.2 Availability Period

           The period under which Borrower may draw on the Revolving Line of Credit ("Availability Period") is between the date of this Agreement and May 31, 1997 (the "Maturity Date") unless Borrower is in default, in which event Bank need not make any advances.

           1.5 Letter of Credit Line

           C. SECTION 1.5 (a) is hereby amended in its entirety and replaced with the following:

           (a) The amount of outstanding letters of credit, including amounts drawn on letters of credit and not yet reimbursed, may not exceed at any one time Five Million Dollars ($5,000,000) in the aggregate.

            6.2 Financial Information

            D. SECTION 6.2 (d) is hereby amended in its entirety and replaced with the following:

            (d) Borrower will submit a 2 year operating plan for the new fiscal year within 60 days of the end of the old fiscal year. Such plan will detail, on a quarterly basis for the then current fiscal year and on an annual basis for the subsequent year, management's best estimate of revenue, expenses and balance sheet categories and will be presented in the customary form of Balance Sheets, Income Statements, and Cash Flow Statements.

             6.3 Quick Ratio

             E.   SECTION 6.3 is hereby amended as follows:

             Quick Ratio. To maintain on a consolidated basis as of the last day of each quarter, a ratio of quick assets to current liabilities of at least .85:1.00. Facility direct advances to be defined as a current liability.

             6.4 Current Ratio

             F. SECTION 6.4 Current Ratio. This covenant has been eliminated in its entirety and replaced with the following:

                  Minimum Debt Service Coverage Ratio To maintain on a consolidated basis as of the last day of each quarter a Minimum Debt Service Coverage Ratio of 1.50:1.00, increasing to 2.50:1.00 as of December 31, 1996.

                  "Debt Service Coverage Ratio" to be defined as EBIT* for the previous four fiscal quarters to the sum of Cash Interest Expense for the previous four fiscal quarters, plus the Current Portion of Long Term Debt, plus 20% of Facility cash advances as of the date of calculation.

                  *Defined as earnings before interest and taxes.

                   6.5 Tangible Net Worth

                   G. SECTION 6.5, Tangible Net Worth is hereby amended as follows:

                   Tangible Net Worth To maintain on a consolidated basis as of the last day of each quarter, Tangible Net Worth equal to at least Twenty Eight Million Dollars ($28,000,000) plus 50% of Net Income realized after December 31, 1994.

                   6.10 Capital Expenditures

                   H. SECTION 6.10, Capital Expenditures, is hereby amended in its entirety and replaced with the following:

                   Capital Expenditures Borrower to limit capital expenditures to Twelve Million Dollars ($12,000,000) during each fiscal year. If Borrower's capital expenditures are less than Twelve Million Dollars ($12,000,000) in any fiscal year, the difference between actual capital expenditures and the Twelve Million Dollar ($12,000,000) covenant will be added to the following year's covenant level, to a maximum covenant level of Fifteen Million Dollars ($15,000,000).


"BORROWER"                               "BANK"
THE TITAN CORPORATION                    SUMITOMO BANK OF CALIFORNIA
A Delaware Corporation



By:       /S/                             By:         /S/            .

    Gene Ray, President & CEO                Johanna L. Dragner, V.P.



By:        /S/               .

    Roger Hay, Sr. V.P. & CFO






LOAN AND SECURITY AGREEMENT  Number: 2566
______________________________________________________________________________
_________________
Name of Debtor  The Titan Corporation d/b/a Titan Scan Systems  Name of
Secured Party: Capital Associates   Address                 : 3033 Science

Park Road

International, Inc.                                                 San Diego,
CA 92121                                                 Address

:  7175 West Jefferson Ave


Lakewood, CO 80235.


______________________________________________________________________________
_________________
Quantity      DESCRIPTION OF PERSONAL PROPERTY (Show: Manufacturer, Model No.,
Serial No., Other Identification)
______________________________________________________________________________
_________________
All of Debtor s nowowned, or hereafter acquired, machinery, equipment, furniture, fixtures and vehicles, at the location referenced belowwheresoever the same may be situated, together with all acccessories, atttachments, substitutions, replacements, renewals, additions, alterations, betterments, repairs and proceeds (including, without limitation, insurance proceeds) of the foregoing; including but not limited to Titan Beta TB10/15 E-Beam Medical Device Sterilization System consisting of a 10MEV/15KW S/N 2927 Conveyor System SN:1Y5537564 Control System SN:22B65600.
______________________________________________________________________________
_________________
Location of Equipment:  Titan Scan Systems
                                        9020 Activity Road, Suite D
                                        San Diego, CA 92121
______________________________________________________________________________
_________________
SCHEDULE OF OBLIGATIONS
______________________________________________________________________________
_________________


           Loan Amount ( Unpaid Cash Price Balance )   $ 4,600,000.00
           Documentation Fees                           $ 1,500.00
           Interest ( Finance Charge )              $ 1,600,308.00
           Time Balance                             $ 6,200,308.00
           Term of Loan                                  85 Months
           Number of Payments                                  85
           Payments Payable                    Monthly in Advance
           Amount of Each Payment            1-84:        $68,337.00   EACH
                                           85th:       $460,000.00

     Debtor agrees to pay the Time Balance to Secured Party in eighty-five
(85) installments commencing on January 1, 1996 and continuing on the 1st of
each month thereafter until and including January 1, 2003.   The first
installment shall be in the amount of $68,337.00 the next eighty-three (84) installments shall each be in the amount of $68,337.00, and the last payment shall be in the amount of $460,000.00.
______________________________________________________________________________
_________________

ADDITIONAL TERMS AND CONDITIONS
______________________________________________________________________________
_________________

   1. Grant of Security Interest. Debtor hereby grants to Secured Party a security interest in the personal property described above (hereinafter with all renewals, substitutions and replacements and all parts, repairs, improvements, additions and accessories incorporated therein or affixed thereto referred to as the Equipment ), together with any and all proceeds thereof and any and all insurance policies and proceeds with respect thereto.

   2. Obligations Secured. The aforesaid security interest is granted by Debtor as security for (a) the payment of the Time Balance (as set forth in the Schedule of Obligations) and the payment and performance of all other indebtedness and obligations now or hereafter owing by Debtor to Secured Party, of any and every kind of description, arising hereunder or in connection herewith, howsoever evidenced, and any and all renewals and extensions of the foregoing, and all interest, fees, charges, expenses and attorneys fees accruing or incurred in connection with any of the foregoing (all of which Time Balance, indebtedness and obligations are hereinafter referred to as the Liabilities ) and (b) the payment and performance of all other indebtedness and obligations now or hereafter owing by Debtor to any assignee of Secured Party, of any and every kind and description, howsoever arising or evidenced (all of which indebtedness and obligations are hereinafter referred to as the Other Liabilities ). Subject to Paragraph 15, any nonpayment of installment or other amounts due hereunder shall result in the obligation on the part of Debtor promptly to pay also an amount equal to five per cent (5%), (or the maximum rate permitted by law, whichever is less) of the installment or other amounts overdue.
   3. Warranties. DEBTOR ACKNOWLEDGES THAT SECURED PARTY MAKES NO WARRANTIES, EXPRESS OR IMPLIED, IN RESPECT OF THE EQUIPMENT, INCLUDING, WITHOUT LIMITATION, ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR
ANY
PARTICULAR PURPOSE.  EXCEPT AS MAY BE SET FORTH IN A WARRANTY RIDER
ANNEXED TO
THIS AGREEMENT. Secured Party shall not be liable to Debtor for any loss, damage or expense of any kind or nature caused, directly or indirectly, by any Equipment secured hereunder or the use or maintenance thereof or the failure of operation thereof, or the repair, service or adjustment thereof, or by any delay or failure to provide any such maintenance, repairs, service or adjustment, or by any interruption of service or loss of use thereof or for any loss of business howsoever caused. The Equipment shall be shipped directly to Debtor by the supplier thereof and Debtor agrees to accept such delivery. No defect or unfitness of the Equipment, nor any failure or delay on the part of the manufacturer or the shipper of the Equipment to deliver the Equipment or any part thereof to Debtor, shall relieve Debtor of the obligation to pay the Time Balance or any other obligation under this Agreement. Secured Party shall have no obligation under this Agreement in respect of the Equipment and shall have no obligation to install, erect, test, adjust or service the Equipment. Secured Party agrees, so long as they shall not have occurred or be continuing any Event of Default hereunder or event which with lapse of time or notice, or both, might become an Event of Default hereunder, that Secured Party will permit Debtor to enforce in Debtor's own name at Debtor's sole expense any supplier's or manufacturer's warranty or agreement in respect of the Equipment to the extent that such warranty or agreement is assignable.

   4. Assignment. This Agreement shall be assignable by Secured Party, and by its assigns. without the consent of Debtor, but Debtor shall not be obligated to any assignee except upon written notice of such assignment from Secured Party or such assignee. The obligation of Debtor to pay and perform the Liabilities to such assignee shall be absolute and unconditional and shall not be affected by any circumstance whatsoever, and such payments shall be made without interruption or abatement notwithstanding any event or circumstance whatsoever, including, without limitation, the late delivery, non-delivery, destruction or damage of or to the Equipment, the deprivation or limitation of the use of the Equipment, the bankruptcy or insolvency of Secured Party or Debtor or any disaffirmance of this Agreement by or on behalf of Debtor and notwithstanding any defense, set-off, recoupment or counterclaim or any other right whatsoever, whether by reason of breach of this Agreement or of any warranty in respect of the Equipment or otherwise which Debtor may now or hereafter have against Secured Party, and whether any such event shall be by reason of any act or omission of Secured Party (including, without limitation, any negligence of Secured Party) or otherwise; provided, however, that nothing herein contained shall affect any right of Debtor to enforce against Secured Party any claim which Debtor may have against Secured Party in any manner other than by abatement, attachment or recoupment of, interference with, or set-off, counterclaim or defense against, the aforementioned payments to be made to such assignee. Debtor s undertaking herein to pay and perform the Liabilities to an assignee of Secured Party shall constitute a direct, independent and unconditional obligation of Debtor to said assignee. Said assignee shall have no obligations under this Agreement or in respect of the Equipment and shall have no obligation to install, erect, test, adjust or service the Equipment. Debtor also acknowledges and agrees that any assignee of Secured Party s interest in this Agreement shall have the right to exercise all rights, privileges and remedies (either in its own name or in the name of Secured Party) which by the terms of this Agreement are permitted to be exercised by Secured Party.

   5. Damage to or Loss of the Equipment; Requisition. Debtor assumes and shall bear the entire risk of loss or damage to the Equipment from any and every cause, whatsoever. No loss or damage to the Equipment or any part thereof shall affect any obligation of Debtor with respect to the Liabilities and this Agreement, which shall continue in full force and effect. Debtor shall advise Secured Party in writing promptly of any item of Equipment lost or damaged and of the circumstances and extent of such damage. If the Equipment is totally destroyed, irreparably damaged, lost, stolen or title thereto shall be requisitioned or taken by any governmental authority under the power of eminent domain or otherwise, Debtor shall, at the option of Secured Party, replace the same with like equipment in good repair, condition and working order, or pay to Secured Party all Liabilities due and to become due, less the net amount of the recovery, if any, actually received by Secured Party from insurance or otherwise for such destruction, damage, loss, theft, requisition or taking. Whenever the Equipment is destroyed or damaged and, in the sole discretion of Secured Party, such destruction or damage can be repaired, Debtor shall, at its expense, promptly effect such repairs as Secured Party shall deem necessary for compliance with clause (a) of paragraph 7 below. Any proceeds of insurance received by Secured Party with respect to such reparable damage to the Equipment shall, at the election of Secured Party, be applied either to the repair of the Equipment by payment by Secured Party directly to the party completing the repairs, or to the reimbursement of Debtor for the cost of such repairs; provided, however, that Secured Party shall have no obligation to make such payment or any part thereof until receipt of such evidence as Secured Party shall deem satisfactory that such repairs have been completed and further provided that Secured Party may apply such proceeds to the payment of any of the Liabilities or the Other Liabilities due if at the time such proceeds are received by Secured Party there shall have occurred and be continuing any Event of Default hereunder or any event which with lapse of time or notice, or both, would become an Event of Default. Debtor shall, when and as requested by Secured Party, undertake, by litigation or otherwise, in Debtor's name, the collection of any claim against any person for such destruction, damage, loss, theft, requisition or taking, but Secured Party shall not be obligated to undertake, by litigation or otherwise, the collection of any claim against any person for such destruction, damage, loss, theft, requisition or taking.

   6. Representations and Warranties of Debtor. Debtor represents and warrants that: it has the right, power and authority to enter into and carry out the terms and provisions of this Agreement; this Agreement constitutes a valid obligation of the Debtor and is enforceable in accordance with its terms; and entering into this Agreement and carrying out its terms and provisions will not violate the terms or constitute a breach of any other agreement to which Debtor is a party.

   7. Affirmative Covenants of Debtor. Debtor shall (a) cause the Equipment to be kept in good condition and use the Equipment only in the manner for which it was designed and intended so as to subject it only to ordinary wear and tear and cause to be made all needed and proper repairs, renewals and replacements thereto; (b) maintain at all times property damage, fire, theft and comprehensive insurance for the full replacement value of the Equipment, with loss payable provisions in favor of Secured Party and any assignee of Secured Party as their interests may appear, and maintain public liability insurance in amounts satisfactory to Secured Party, naming Secured Party and any assignee of Secured Party as insureds with all of said insurance and loss payable provisions to be in form, substance and amount and written by companies approved by Secured Party, and deliver the policies therefor, or duplicates thereof, to Secured Party; (c) pay or reimburse Secured Party for any and all taxes, assessments and other governmental charges of whatever kind or character, however designated (together with any penalties, fines or interest thereon) levied or based upon or with respect to the Equipment, the Liabilities or this Agreement or upon the manufacture, purchase, ownership, delivery, possession, use, storage, operation, maintenance, repair, return or other disposition of the Equipment, or upon any receipts or earnings arising therefrom, or for titling or registering the Equipment, or upon the income or other proceeds received with respect to the Equipment or this Agreement provided, however, that Debtor shall pay taxes on or measured by the net income of Secured Party and franchise taxes of Secured Party only to the extent that such net income taxes or franchise taxes are levied or assessed in lieu of any other taxes, assessments or other governmental charges hereinabove described; (d) pay all shipping and delivery charges and other expenses incurred in connection with the Equipment and pay all lawful claims, whether for labor, materials, supplies, rents or services, which might or could if unpaid become a lien on the Equipment; (e) comply with all governmental laws, regulations, requirements and rules, all instructions and warranty requirements of Secured Party or the manufacturer of the Equipment, and with the conditions and requirements of all policies of insurance with respect to the Equipment and this Agreement; (f) mark and identify the Equipment with all information and in such manner as Secured Party may request from time to time and replace promptly any such marking or identification which are removed, defaced or destroyed; (g) at any and all times during business hours, grant to Secured Party free access to enter upon the premises wherein the Equipment shall be located and permit Secured Party to inspect the Equipment; (h) reimburse Secured Party for all charges, costs and expenses (including attorneys' fees) incurred by Secured Party in defending or protecting its interests in the Equipment, in the attempted enforcement or enforcement of the provisions of this Agreement or in the attempted collection or collection of any of the Liabilities; (i) indemnify and hold any assignee of Secured Party, and Secured Party, harmless from and against all claims, losses, liabilities, damages, judgments, suits, and all legal proceedings, and any and all costs and expenses in connection therewith (including attorneys' fees) arising out of or in any manner connected with the manufacture, purchase, ownership, delivery, possession, use, storage, operation, maintenance, repair, return or other disposition of the Equipment or with this Agreement, including, without limitation, claims for injury to or death of persons and for damage to property, and give Secured Party prompt notice of any such claim or liability, provided, however, that the foregoing shall not affect or impair any warranty made by Secured Party; and (j) maintain a system of accounts established and administered in accordance with generally accepted accounting principles and practices consistently applied, and, within thirty (30) days after the end of each fiscal quarter, deliver to Secured Party a balance sheet as at the end of such quarter and statement of operations for such quarter, and, within one hundred and twenty (120) days after the end of each fiscal year, deliver to Secured Party a balance sheet as at the end of such year and statement of operations for such year, in each case prepared in accordance with generally accepted accounting principles and practices consistently applied and certified by Debtor's chief financial officer as fairly presenting the financial position and results of operation of Debtor, and, in the case of year end financial statements, certified by an independent accounting firm acceptable to Secured Party.

   8. Negative Covenants of Debtor. Debtor shall not (a) create, incur, assume or suffer to exist any mortgage, lien, pledge or other encumbrance or attachment of any kind whatsoever upon, affecting or with respect to the Equipment or this Agreement or any of Debtor s interests hereunder; (b) make any changes or alterations in or to the Equipment except as necessary for compliance with clause (a) of paragraph 7 above; (c) permit the name of any person, association or corporation other than Secured Party to be placed on the Equipment as a designation that might be interpreted as a claim of interest in the Equipment; (d) part with possession or control of or suffer or allow to pass out of its possession or control any of the Equipment or change the location of the Equipment or any part thereof from the location shown above; (e) assign or in any way dispose of all or any part of its rights or obligations under this Agreement or enter into any lease of all or any part of the Equipment; or (f) change its name or address from that set forth above unless it shall have given Secured Party no less than thirty (30) days prior written notice thereof.

   9. Equipment Personalty. The Equipment is, and shall at all times be and remain, personal property notwithstanding that the Equipment or any part thereof may now be, or hereafter become, in any manner affixed or attached to, or imbedded in, or permanently resting upon, real property or attached in any manner to real property by cement, plaster, nails, bolts, screws or otherwise. If requested by Secured Party with respect to any item of Equipment, Debtor will obtain and deliver to Secured Party waivers of interest or liens in recordable form, satisfactory to Secured Party, from all persons claiming any interest in the real property on which such item of Equipment is installed or located.

   10. Events of Default and Remedies. If any one or more of the following events ( Events of Default ) shall occur:

        (a) Debtor shall fail to make any payment in respect of the Liabilities when due; or

      (b) any certification, statement, representation, warranty or financial report or statement heretofore or hereafter furnished by or on behalf of Debtor or any guarantor of any or all of the Liabilities proves to have been false in any material respect at the time as of which the facts therein set forth were stated or certified or has omitted any material contingent or unliquidated liability or claim against Debtor or any such guarantor; or

        (c) Debtor or any guarantor of any or all of the Liabilities shall fail to perform or observe any covenant, condition or agreement to be performed or observed by it hereunder or under any guaranty agreement; or

        (d) Debtor or any guarantor of any or all of the Liabilities shall be in breach of or in default in the payment and performance of any obligation relating to any of the Other Liabilities; or

       (e) Debtor or any guarantor of any or all of the Liabilities shall cease doing business as a going concern, make an assignment for the benefit of creditors, admit in writing its inability to pay its debts as they become due, file a petition commencing a voluntary case under any chapter of Title 11 of the United States Code entitled Bankruptcy (the Bankruptcy Code ), be adjudicated an insolvent, file a petition seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar arrangement under any present or future statute, law, rule or regulation or file an answer admitting the material allegations of a petition filed against it in any such proceeding, consent to the filing of such a petition or acquiescence in the appointment of a trustee, receiver or liquidator of it or of all or any part of its assets or properties, or take any action looking to its dissolution or liquidation; or

      (f) an order for relief against Debtor or any guarantor of any or all of the Liabilities shall have been entered under any chapter of the Bankruptcy Code or a decree or order by a court having jurisdiction in the premises shall have been entered approving as properly filed a petition seeking reorganization, arrangement, readjustment, liquidation, dissolution or similar relief against Debtor or any guarantor of any or all of the Liabilities under any present or future statute, law, rule or regulation, or within thirty (30) days after the appointment without Debtor's or such guarantor's consent or acquiescence of any trustee, receiver or liquidator of it or such guarantor or of all or any part of its or such guarantor s assets and properties, such appointment shall not be vacated, or an order, judgment or decree shall be entered against Debtor or such guarantor by a court of competent jurisdiction and shall continue in effect for any period of ten (10) consecutive days without a stay of execution, or any execution or writ or process shall be issued under any action or proceeding against Debtor whereby the Equipment or its use may be taken or restrained; or

      (g) Debtor or any guarantor of any or all of the Liabilities shall suffer an adverse material change in its financial condition as compared to such condition as at the date hereof, and as a result of such change in condition Lessor deems itself or any of the Equipment to be insecure;
then and in any such event, Secured Party may, at the sole discretion of Secured Party, without notice or demand and without limitation of any rights and remedies of Secured Party under the Uniform Commercial Code, take any one or more of the following steps:

       (1) Declare all of the Time Balance to be due and payable, whereupon the same shall forthwith mature and become due and payable less the credit for unearned interest provided for in paragraph 15 below, provided, however, upon the occurence of any of the events specified in subparagraphs (e) and (f) above, all sums as specified in this clause (1) shall immediately be due and payable without notice to Debtor (the date on which Secured Party declares all of the Time Balance to be due and payable is hereinafter referred to as the Declaration Date );

       (2) proceed to protect and enforce its rights by suit in equity, action at law or other appropriate proceedings, whether for the specific performance of any agreement contained herein, or for an injunction against a violation of any of the terms hereof, or in aid of the exercise of any other right, power or remedy granted hereby or by law, equity or otherwise; and

       (3) at any time and from time to time, with or without judicial process and the aid or assistance of others, enter upon any premises wherein any of the Equipment may be located and, without resistance or interference by Debtor, take possession of the Equipment on any such premises, and require Debtor to assemble and make available to Secured Party at the expense of Debtor any part or all of the Equipment at any place or time designated by Secured Party; and remove any part or all of the Equipment from any premises wherein the same may be located for the purpose of effecting the sale or other disposition thereof; and sell, resell, lease, assign and deliver, grant options for or otherwise dispose of any or all of the Equipment in its then condition or following any commercially reasonable preparation or processing, at public or private sale or proceedings, by one or more contracts, in one or more parcels, at the same or different times, with or without having the Equipment at the place of sale or other disposition, for cash and/or credit, and upon any terms, at such place(s) and time(s) and to such persons, firms or corporations as Secured Party shall deem best, all without demand for performance or any notice or advertisement whatsoever, except that Debtor shall be given five (5) business days' written notice of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made, which notice Debtor hereby agrees shall be deemed reasonable notice thereof. If any of the Equipment is sold by Secured Party upon credit or for future delivery, Secured Party shall not be liable for the failure of the purchaser to pay for same and in such event Secured Party may resell such Equipment. Secured Party may buy any part or all of the Equipment at any public sale and if any part or all of the Equipment is of a type customarily sold in a recognized market or which is the subject of widely distributed standard price quotations Secured Party may buy at private sale and may make payment therefor by application of all or a part of the Liabilities (after giving effect to any credit for unearned interest pursuant to clause (1) above) and of all or a part of any Other Liabilities. Any personalty in or attached to the Equipment when repossessed may be held by Secured Party without any liability arising with respect thereto, and any and all claims in connection with such personalty shall be deemed to have been waived unless notice of such claim is made by certified or registered mail upon Secured Party within three business days after repossession.

Secured Party shall apply the cash proceeds from any sale or other disposition of the Equipment first, to the reasonable expenses of re-taking, holding, preparing for sale, selling, leasing and the like, and to reasonable attorneys' fees and other expenses which are to be paid or reimbursed to Secured Party pursuant hereto, and second, to all outstanding portions of the Liabilities (after giving effect to any credit for unearned interest pursuant to clause (1) above) and to any Other Liabilities in such order as Secured Party may elect, and third, any surplus to Debtor, subject to any duty of Secured Party imposed by law to the holder of any subordinate security interest in the Equipment known to Secured Party; provided however, that Debtor shall remain liable with respect to unpaid portions of the Liabilities owing by it and will pay Secured Party on demand any deficiency remaining with interest as provided for in paragraph 15 below.

     11. Secured Party's Right to Perform for Debtor. If Debtor fails to perform or comply with any of its agreements contained herein Secured Party may perform or comply with such agreement and the amount of any payments and expenses incurred by Secured Party in connection with such performance or compliance, together with interest thereon at the rate provided for in paragraph 15 below, shall be deemed a part of the Liabilities and shall be payable by Debtor upon demand.

     12. Further Assurances. Debtor will cooperate with Secured Party for the purpose of protecting the interests of Secured Party in the Equipment, including, without limitation, the execution of all Uniform Commercial Code financing statements requested by Secured Party. Secured Party and any assignee of Secured Party are each authorized to the extent permitted by applicable law to file one or more Uniform Commercial Code financing statements disclosing any security interest in the Equipment without the signature of Debtor or signed by Secured Party or any assignee of Secured Party as attorney-in-fact for Debtor. Debtor will pay all costs of filing any financing, continuation or termination statements with respect to this Agreement, including, without limitation, any documentary stamp taxes relating thereto. Debtor will do whatever may be necessary to have a statement of the interest of Secured Party and of any assignee of Secured Party in the Equipment noted on any certificate of title relating to the Equipment and will deposit said certificate with Secured Party or such assignee. Debtor shall execute and deliver to Secured Party, upon request, such other instruments and assurances as Secured Party deems necessary or advisable for the im-plementation, effectuation, confirmation or perfection of this Agreement and any rights of Secured Party hereunder.

     13. Non-Waiver; Etc. No course of dealing by Secured Party or Debtor or any delay or omission on the part of Secured Party in exercising any rights hereunder shall operate as a waiver of any rights of Secured Party. No waiver or consent shall be binding upon Secured Party unless it is in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or a waiver of any right and/or remedy on any future occasion. To the extent permitted by applicable law, Debtor hereby waives the benefit and advantage of, and covenants not to assert against Secured Party, any valuation, inquisition, stay, appraisement, extension or redemption laws now existing or which may hereafter exist which, but for this provision, might be applicable to any sale or other disposition made under the judgment, order or decree of any court or under the powers of sale and other disposition conferred by this Agreement or otherwise. Debtor hereby waives any right to a jury trial with respect to any matter arising under or in connection with this Agreement.

     14. Entire Agreement; Severability; Etc. This Agreement constitutes the entire agreement between Secured Party and Debtor and all conversations, agreements and representations relating to this Agreement or to the Equipment are integrated herein. If any provision hereof or any remedy herein provided for shall be invalid under any applicable law, such provision or remedy shall be inapplicable and deemed omitted, but the remaining provisions and remedies hereunder shall be given effect in accordance with the intent hereof. Neither this Agreement nor any term hereof may be changed, discharged, terminated or waived except in an instrument in writing signed by the party against which enforcement of the change, discharge, termination or waiver is sought. This Agreement shall in all respects be governed by and construed in accordance with the internal laws of the State of New York, including all matters of construction, validity and performance, and shall be deemed a purchase money security agreement within the meaning of the Uniform Commercial Code. The captions in this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof. This Agreement shall inure to the benefit of and be binding upon Secured Party and Debtor and their respective successors and assigns, subject, however, to the limitations set forth in this Agreement with respect to Debtor's assignment hereof. No right or remedy referred to in this Agreement is intended to be exclusive but each shall be cumulative and in addition to any other right or remedy referred to in this Agreement or otherwise available to Secured Party at law or in equity, and shall be in addition to the provisions contained in any instrument referred to herein and any instrument supplemental hereto. Debtor shall be liable for all costs and expenses, including attorneys fees and disbursements, incurred by reason of the occurrence of any Event of Default or the exercise of Secured Party's remedies with respect thereto. Time is of the essence with respect to this Agreement and all of its provision.

     15. Prepayment; Rebate; Interest. Except for the installment payments of the Time Balance as set forth in the Schedule of Obligations, the Debtor may not prepay the Time Balance, in whole or in part, at any time. In the event Secured Party declares all of the Time Balance to be due and payable pursuant to clause (1) of paragraph 10 above, Debtor shall be entitled to a credit against such Time Balance of an amount equal to (a) that portion of the Finance Charge (as shown in the Schedule of Obligations) unearned by Secured Party as of the Declaration Date computed in accordance with the Rule of 78's, less (b) a sum equal to 7.5% of the Unpaid Cash Price Balance, provided that the amount of the Finance Charge earned by Secured Party computed as aforesaid shall not exceed the highest amount permitted by applicable law. The Time Balance as reduced in accordance with the preceding sentence shall bear interest from and after the Declaration Date, and all other Liabilities due and payable under the Agreement (including past due installments) shall bear interest from and after their respective due dates, at the lesser of 1% per month or the highest rate permitted by applicable law, provided, however, that Debtor shall have no obligation to pay any interest on interest except to the extent permitted by applicable law.

     16. Consent to Jurisdiction. Debtor hereby irrevocably consents to the jurisdiction of the courts of the State of New York and of any federal court located in such state in connection with any action or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby. Any such action or proceeding will be maintained in the United States District Court for the Southern District of New York or in any court of the State of New York located in the County of New York and Debtor waives any objections based upon venue or forum non conveniens in connection with any such action or proceeding. Debtor consents that process in any such action or proceeding may be served upon it by registered mail directed to Debtor at its address set forth at the head of this Agreement or in any other manner permitted by applicable law or rules of court. Debtor hereby irrevocably appoints Secretary of State of the State of New York as its agent to receive service of process in any such action or proceeding.

     17. Notices. Notice hereunder shall be deemed given if served personally or by certified or registered mail, return receipt requested, to Secured Party and Debtor at their respective addresses set forth at the head of this Agreement. Any party hereto may from to time by written notice to the other change the address to which notices are to be sent to such party. A copy of any notice sent by Debtor to Secured Party shall be concurrently sent by Debtor to any assignee of Secured Party of which Debtor his notice.

The Debtor agrees to all the provisions set forth above. This Agreement is executed pursuant to due authorization. DEBTOR ACKNOWLEDGES RECEIPT OF A SIGNED TRUE COPY OF THIS AGREEMENT.

Accepted on          December 29, 1995                 Date           December
29 , 1 995


CAPITAL ASSOCIATES INTERNATIONAL, INC.     THE TITAN CORPORATION d/b/a TITAN
SCAN SYSTEMS (Debtor)
         (Secured Party)                   (Signature of Proprietor or name of
Corporation or Partnership)


By_______________/S/_____________________
By____________/S/________________           ______
Its_______John A. Reed______________ ____       Its_____V.P./Corporate
Controller_________________
              (Title of Officer)                (if Corporation, President or
Vice President should sign and
                                                 give official title; if
Partnership, state partner)










BH:l-share-dd-titan.agr


RIDER TO LOAN AND SECURITY AGREEMENT NO. 2566
DATED 12/29/95 ( AGREEMENT ) BETWEEN THE TITAN CORPORATION d/b/a TITAN
SCAN
SYSTEMS AS DEBTOR AND CAPITAL ASSOCIATES INTERNATIONAL, INC. AS SECURED
PARTY

In addition to the terms and conditions set forth in the printed portion of the Loan and Security Agreement, Debtor and Secured Party agree as follows:

1. In the seventh (7th) line of Section two (2) of the Agreement, after the words every kind and description , add the words arising hereunder or in connection herewith , .

2. In the eighth (8th) line of Section two (2) of the Agreement, after the words or other amounts , add the words within five (5) days of when .

3. In the ninth (9th) line of Section five (5) of the Agreement, after the words in the sole , add the word reasonable .

4. In the seventeenth (17th) line of Section five (5) of the Agreement, after the words when and as , add the word reasonably .

5.    In the seventh (7th) line of Section seven (7) of the Agreement ,
after the initial word  companies , add the word   reasonably .

6.    In the twentieth (20th) line of Section seven of the Agreement
preceding the words   at any and all times , add the words  upon
forty-eight (48) hours prior notice to Debtor, .

7. In the thirtieth (30th) line of Section seven (7) of the Agreement , change thirty (30) to fifty-five (55) .

8. In clause (a) of Section ten (10) of the Agreement, after the words of the Liabilities , add the words within five (5) days of
 .

9. In second (2nd) line of clause (c) of Section ten (10) of the Agreement, after the words or under any guaranty agreement , add the words and such failure continues for ten (10) or more days after Debtor is given notice thereof .

10. In the second (2nd) line of clause (g) of Section ten (10) of the Agreement , change the word Lessor to Secured Party .

11. In the second (2nd) line of Section fifteen (15) of the Agreement, after the words at any time , add the words except as otherwise provided in the Prepayment Agreement of even date herewith executed by Secured Party and Debtor .


THE TITAN CORPORATION                               CAPITAL ASSOCIATES
INTERNATIONAL, INC.
d/b/a TITAN SCAN SYSTEMS



By:         /S/                                     By           /S/

Title:   V.P.                                       Title:  V.P./Corporate
Controller

Date:     December 29, 1995                         Date:      December 29,
1995





DESCRIPTION

All of Debtor s now owned, or hereafter acquired, machinery, equipment, furniture, fixtures and vehicles at the location referenced below, wheresoever the same may be situated, together with all accessories, attachments, substitutions, replacements, renewals, additions, alterations, betterments, repairs and proceeds (including, without limitation, insurance proceeds) of the foregoing; including but not limited to Titan Beta TB10/15 E-Beam Medical Device Sterilization System consisting of a 10MEV/15KW S/N 2727 Conveyor System SN: 1Y5537564 Control System SN: 22B65600.


LOCATION OF EQUIPMENT:   TITAN SCAN SYSTEMS
9020 ACTIVITY ROAD
SAN DIEGO, CALIFORNIA 92126




THE TITAN CORPORATION d/b/a TITAN SCAN SYSTEMS




BY:







SECOND AMENDMENT TO
COMMERCIAL LOAN AGREEMENT



     This Second Amendment to the Commercial Loan Agreement ("Amendment") is entered into as of this 29th day of December, 1995 by and between SUMITOMO BANK OF CALIFORNIA ("Bank") and THE TITAN CORPORATION, a Delaware Corporation ("Borrower"), with reference to the following:

RECITALS

A. Borrower and Bank entered into that certain Commercial Loan Agreement ("Agreement") dated August 8, 1994 and subsequently amended on May 25, 1995 pursuant to which Bank has agreed to lend up to Seventeen Million Dollars ($17,000,000) to Borrower.

B. Borrower and Bank desire to amend the Agreement on the terms and conditions set forth herein.

AMENDMENT

     NOW THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Borrower and Bank agree as follows:

     1. Defined Terms Capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings given such terms in the Agreement.

     2.  Amendments  This Agreement is hereby amended as follows:

         A. 1.5 Letter of Credit Line Section 1.5 of the Agreement is hereby amended and replaced with the following:

         Letter of Credit Line This Revolving Line of Credit may be used for financing (a) commercial letters of credit with a maximum maturity of two years but not to extend more than 365 days beyond the Maturity Date. Each commercial letter of credit will require drafts payable at sight; or (b) standby letters of credit with a maximum maturity of two years but not to extend more than 365 days beyond the Maturity Date.

         B. 6.4 Minimum Debt Service Coverage Ratio Section 6.4 of the Agreement is hereby amended and replaced with the following:

         Debt Service Coverage Ratio. To maintain on a consolidated basis as of the last day of each quarter beginning December 31, 1996 a Debt Service Coverage Ratio of at least 1.50:1.

         "Debt Service Coverage Ratio" to be defined as Earnings before Interest and Taxes for the previous four fiscal quarters to the sum of Cash Interest Expense for the previous four fiscal quarters, plus the Current Portion of Long Term Debt, plus 20% of Facility cash advances as of the date of calculation.

          C. 6.24 Interest Coverage Ratio Section 6.24, Interest Coverage Ratio is hereby added to the Agreement as follows:

          Interest Coverage Ratio To maintain on a consolidated basis as of the last day of each quarter an Interest Coverage Ratio of at least the following:

          Quarter Ending 3/31/96               1.25:1.00
          Quarter Ending 6/30/96               1.25:1.00
          Quarter Ending 9/30/96               3.50:1.00

          "Interest Coverage Ratio" to be defined as Earnings Before Interest and Taxes to Cash Interest Expense for the applicable year-to-date period.


"BORROWER"                               "BANK"
THE TITAN CORPORATION                    SUMITOMO BANK OF CALIFORNIA


BY:        /S/                           BY:         /S/              .

   Roger Hay, Sr.V.P./CFO                   Johanna L. Dragner, V.P.  .


THE TITAN CORPORATION
1996 DIRECTORS' STOCK OPTION
AND EQUITY PARTICIPATION PLAN

     1. Purpose of the Plan. Under this 1996 Directors' Stock Option and Equity Participation Plan (the "Plan") of The Titan Corporation (the "Company"), (i) options shall be granted to directors who are not Employees of the Company to purchase shares of the Company's capital stock, and (ii) directors who are not Employees of the Company may elect to receive shares of the Company's Common Stock in lieu of cash payment of Director Fees. The Plan is designed to enable the Company to attract and retain outside directors of the highest caliber and experience. Certain capitalized terms used in this Plan are defined in Section 12 hereof.
     2. Stock Subject to Plan. The maximum number of shares of stock for which options granted hereunder may be exercised or which may be issued under stock grants in lieu of Director Fees shall be 125,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), subject to the adjustments provided in Section 6. The shares of Common Stock to be issued under the Plan may be either previously authorized but unissued shares or treasury shares. Shares of stock subject to the unexercised portions of any options granted under this Plan which expire or terminate or are canceled may again be subject to options or stock grants under the Plan.
     3. Participating Directors. The directors of the Company who shall participate in this Plan are those directors who are not, at the time they receive options or stock grants hereunder, Employees of the Company or any of its subsidiaries.
     4. Grant of Options. Each participating director shall be granted the following options, the date of each of which being a "date of grant":
          (a) 5,000 shares of stock (subject to the adjustments provided in Section 6) on the later to occur (the "date of initial grant") of (i) the date on which he or she first takes office as a director of the Company, or (ii) the date on which this Plan was adopted by the Board of Directors of the Company;
          (b) 5,000 shares of stock (subject to adjustments provided in Section 6) on the date that is one year after the date of initial grant; and
          (c) 5,000 shares of stock (subject to the adjustments provided in Section 6) on the date that is two years after the date of initial grant.
          Notwithstanding any other provision of this Plan, no option hereunder shall be granted unless sufficient shares (subject to said adjustments) are then available therefor under Sections 2 and 7. In consideration of the granting of the options, the option holder shall be deemed to have agreed to remain as a director of the Company for a period of at least one year after each date of grant. Nothing in this Plan shall, however, confer upon any option holder any right to continue as a director of the Company or shall interfere with or restrict in any way the rights of the Company or the Company's shareholders, which are hereby expressly reserved, to remove any option holder at any time for any reason whatsoever, with or without cause, to the extent permitted by the Company's bylaws and applicable law.
     5. Option Provisions. Each option granted under the Plan shall contain such terms and provisions as the President of the Company may authorize, including in any event the following:
          (a) The exercise price of each option shall be equal to the aggregate Fair Market Value of the shares of stock optioned on the date of grant of such option. Fair Market Value means the closing price of stock of the same class on the day in question (or, if such day is not a trading day in the U.S. securities markets or if no sales of stock of that class were made on such day, on the nearest preceding trading day on which sales of stock of that class were made), as reported with respect to the market (or the composite of the markets, if more than one) in which such stock is then traded; or if no such closing prices are reported the lowest independent offer quotation reported, for such day in Level 2 of NASDAQ; or if no such quotations are reported, it means the value established by what the Board of Directors of the Company in its judgment then deems to be the most nearly comparable valuation method.
          (b) Payment for stock purchased upon any exercise of the option shall be made in full in cash concurrently with such exercise.
          (c) The option shall become exercisable in installments as follows: It may be exercised as to up to but no more than 25% of the total number of shares optioned on the first anniversary of the date of grant; up to but no more than 50% of the total number of shares optioned on the second anniversary of the date of grant; up to but no more than 75% of the total number of shares optioned on the third anniversary of the date of grant; and up to 100% of the total number of shares optioned on the fourth anniversary of the date of grant; in each case to the nearest whole share.
          (d) When the option holder ceases to be a director of the Company, whether because of death, resignation, removal, expiration of his or her term of office or any other reason, the option shall terminate ninety (90) days after the date such option holder ceases to be a director of the company and may thereafter no longer be exercised; except that (i) upon the option holder's death his or her legal representative(s) or the person(s) entitled to do so under the option holder's last will and testament or under applicable intestate laws shall have the right to exercise the option within one year after the date of death (but not after the expiration date of the option), but only for the number of shares as to which the option holder was entitled to exercise the option on the date of his or her death and (ii) upon the option holder's ceasing to be a director by reason of disability her or she (or his or her guardian) shall have the right to exercise the option within one year after the date of the option holder ceased to be a director (but not after the expiration date of the option), but only for the number of shares as to which the option holder was entitled to exercise the option on the date of his or her ceasing to be a director.
          (e) Notwithstanding any other provision herein, such option may not be exercised prior to shareholder approval of this Plan at an annual meeting of shareholders by a majority of the shares represented at such meeting; nor prior to the admission of the shares of stock issuable on exercise of the option to listing on notice of issuance on any stock exchange on which shares of the same class are then listed; nor unless and until, in the opinion of counsel for the Company, such securities may be issued and delivered without causing the Company to be in violation of or incur any liability under any federal, state or other securities law, any requirement of any securities exchange listing agreement to which the Company may be a party, or any other requirement of law or of any regulatory body having jurisdiction over the Company.
          (f) The option shall not be transferable by the option holder other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended (the "Code"), or Title I of the Employee Retirement Income Security Act ("ERISA") or the rules thereunder; may not be pledged or hypothecated; and shall be exercisable during the option holder's lifetime only by the option holder or by his or her guardian or legal representative.
     6. Adjustments. If the outstanding shares of the Company's Common Stock are increased or decreased, or are changed into or exchanged for a different number or kind of shares or securities of the Company, as a result of one or more reorganizations, recapitalizations, stock splits, reverse stock splits, stock dividends or the like, appropriate adjustments shall be made in the number and/or kind of shares or securities as to which options may thereafter be granted under this Plan and for which options then outstanding under this Plan may thereafter be exercised. Any such adjustment in outstanding options shall be made without change in the aggregate purchase price applicable to the unexercised portion of such options, but with a corresponding adjustment in the purchase price for each share or other unit of any security covered by the option. No fractional shares of stock shall be issuable under any option granted under this Plan or as a result of any such adjustment.

     7. Corporate Reorganizations. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the outstanding shares of the Company's Common Stock are changed or exchanged for cash or property or securities not of the Company's issue, or upon a sale of substantially all the property of the Company to another corporation or person, the Plan shall terminate, and all options thereto granted hereunder shall terminate, unless provisions shall be made in writing in connection with such transaction for the continuance of the Plan and/or for the assumption of options theretofore granted, or the substitution for such options of options covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, in which event the Plan and options theretofore granted shall continue in the manner and under the terms so provided. If the Plan and unexercised options shall terminate pursuant to the foregoing sentence, all persons entitled to exercise any unexercised portions of options then outstanding shall have the right, at such time prior to the consummation of the transaction causing such termination as the Company shall designate, to exercise the unexercised portions of their options, including the portions thereof which would, but for this section entitled "Corporation Reorganizations," not yet be exercisable.
     8. Change in Control. Notwithstanding any other provisions of this Plan, upon any Change in Control (as defined herein below) all then outstanding options will become fully vested and exercisable. The term "Change in Control" shall mean (a) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934) becomes the beneficial owner (as such term is used in Section 13(d)(1) of the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing at least 25% of the combined voting power of the then outstanding securities of the Company in a transaction which was not approved by the Company's Board of Directors prior to its occurrence; or (b) during any period of twenty-four (24) consecutive months, individuals who at the beginning of such period constituted the Company's Board of Directors cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.
     9. Granting of Stock. (a) Each participating Director may elect to forego cash payment of all or any portion of his or her Director Fees (the fees subject to such election are hereinafter referred to as "Elected Fees") and receive, subject to provisions of subsection (c) hereof, on the date such Elected Fees otherwise would be paid, or such other date specified by the Board, shares of Common Stock. If the participating director elects to receive shares of Common Stock, the number of shares issuable shall equal the amount of the Elected Fees divided by the Fair Market Value per share of Common Stock as of the issue date. No fractional shares of Common Stock shall be issued and the value of such fractional share shall be paid to each participating director in cash. An election pursuant to this Section 9 shall be made prior to the commencement of any period of Board service to which the grant relates, but in any event at least six months prior to the scheduled payment of the Elected Fees, and such election shall be irrevocable.
          (b) This Plan will be submitted for the approval of the Company's stockholders within twelve months after the date of the Board's initial adoption of this Plan. No grant of Common Stock pursuant to Section 9 hereof shall be made prior to approval of this Plan by the Company's stockholders.
          (c) The Company shall be entitled to require payment in cash or deduction from other compensation payable to each participating director of any sums required by federal, state or local tax law to be withheld with respect to the issuance of Common Stock under the Plan.
          (d) This Plan and the issuance and delivery of shares of Common Stock hereunder are subject to compliance with all applicable federal and state laws, rules and regulations (including but not limited to state and federal securities law) and to such approvals by any listing, regulatory or governmental authority as may, in the opinion of counsel for the Company, be necessary or advisable in connection therewith. Any securities delivered under this Plan shall be subject to such restrictions, and the person acquiring such securities shall, if requested by the Company, provide such assurances and representations to the Company as the Company may deem necessary or desirable to assure compliance with all applicable legal requirements. To the extent permitted by applicable law, the Plan shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.
     10. Duration, Termination and Amendment of the Plan. This Plan shall become effective upon its adoption by the Board of Directors of the Company and shall expire on February 22, 2001, so that no option may be granted hereunder after that date although any option outstanding on that date may thereafter be exercised in accordance with its terms. The Board of Directors of the Company may alter, amend, suspend or terminate this Plan, provided that no such action shall deprive an option holder, without his or her consent, of any option previously granted pursuant to this Plan or of any of the option holder's rights under such option. Except as herein provided, no such action of the Board, unless taken with the approval of the stockholders of the Company, may make any amendment to the Plan as to which approval by stockholders is necessary for continued applicability of Rule 16b-3 of the Securities and Exchange Commission.
          Notwithstanding the foregoing, the Plan shall not be amended more than once every six months other than to comport with changes in the Code, ERISA or the rules thereunder.

     11. Administration. (a) It shall be the duty of the Board to conduct the general administration of this Plan in accordance with its provisions.
The Board shall have the power to interpret this Plan and to adopt such rules for the administration, interpretation, and application of this Plan as are consistent therewith and to interpret, amend or revoke any such rules.
          (b) All expenses and liabilities which members of the Board incur in connection with the administration of this Plan shall be borne by the Company. The Board may employ attorneys, consultants, accountants, appraisers, brokers, or other persons. The Board, the Company and the Company's officers and Directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Board in good faith shall be final and binding upon the Company and all other interested persons. No members of the Board shall be personally liable for any action, determination or interpretation made in good faith with respect to this Plan, and all members of the Board shall be fully protected by the Company in respect of any such action, determination or interpretation.
     12. Certain Definitions. Wherever the following terms are used in this Plan they shall have the meaning specified below, unless the context clearly indicates otherwise.
          (a) Director Fees. "Director Fees" shall mean the annual retainer fee and regular meeting fees, including committee fees, if any, paid by the Company to a participating director.
          (b) Employee. "Employee" shall mean any officer or other employee (as defined in accordance with Section 3401(c) of the Code) of the Company, or of any corporation which is a Subsidiary.
          (c) Fair Market Value. Fair Market Value is defined in Section 5(a) hereof.