Form 10-Q
period 1996-03-31
TITAN CORP
filed 1996-05-14
CIK 32258

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


    x    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT
OF 1934

For the quarterly period ended                        March 31, 1996


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

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x   No

The number of shares of registrant's common stock outstanding at May 3, 1996, was 14,077,497.



Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)




                                                    Three months ended
                                                          March 31,
                                                      1996      1995

Revenues........................................... $31,172   $30,165

Costs and expenses:
   Cost of revenues................................  24,855    21,701
   Selling, general and administrative
      expense......................................   5,951     5,456
   Research and development expense................   1,224     1,974
      Total costs and expenses.....................  32,030    29,131

Operating profit(loss).............................    (858)    1,034
Interest expense...................................    (427)     (205)
Interest income....................................      15        34

Income (loss) before income taxes..................  (1,270)      863
Income tax provision(benefit)......................    (406)      328

Net income(loss)...................................    (864)      535
Dividend requirement on preferred stock............     174       174

Net income (loss) applicable to common stock....... $(1,038)  $   361

Average common shares outstanding..................  13,969    13,820

Net income (loss) per average common share......... $  (.07)  $   .03


The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

                                                    March 31,     December 31,
                                                      1996            1995
Assets

Current assets:
   Cash and cash equivalents.......................$  1,380         $  5,833
   Accounts receivable - net.......................  42,170           39,360
   Inventories.....................................  10,078           10,399
   Prepaid expenses and other......................   2,731            2,872
   Deferred income taxes...........................   4,998            4,809
      Total current assets.........................  61,357           63,273

Property and equipment - net.......................  19,079           18,295
Goodwill - net.....................................   3,410            3,550
Other assets.......................................  10,971           10,052

   Total assets                                    $ 94,817         $ 95,170

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable................................$  8,587         $ 10,184
   Line of credit..................................  14,400            9,200
   Current portion of long-term debt...............     895            1,019
   Accrued compensation and benefits...............   5,662            9,192
   Other accrued liabilities.......................  11,561           13,803
      Total current liabilities....................  41,105           43,398

Long-term debt.....................................   6,057            4,281
Other non-current liabilities......................   9,537            8,852

Stockholders' equity:
   Preferred stock; $1 par value;authorized
      2,500,000 shares:
   Cumulative convertible, $13,897 liquidation
   preference: 694,872 shares issued and
   outstanding..................................     695              695
   Series A junior participating: none issued         --               --
   Common stock; $.01 par value; authorized
      30,000,000 shares; issued and outstanding:
      15,186,658 and 15,087,087....................     152              151
   Capital in excess of par value..................  31,613           31,148
   Retained earnings...............................   9,131           10,169
   Treasury stock (1,132,786 and 1,161,147 shares),
      at cost......................................  (3,473)          (3,524)
         Total stockholders' equity................  38,118           38,639

   Total liabilities and stockholders' equity     $  94,817         $ 95,170


The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

                                                       Three months ended
                                                            March 31,
                                                        1996        1995

Cash Flows From Operating Activities:

Net income(loss).....................................$  (864)      $   535
Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
      Depreciation and amortization..................  1,146         1,031
      Deferred income taxes and other................   (349)           83
      Changes in assets and liabilities:
         Accounts receivable......................... (2,810)       (1,224)
         Inventories.................................    321          (861)
         Prepaid expenses and other assets...........   (335)          651
         Accounts payable............................ (1,597)        2,135
         Accrued compensation and benefits........... (3,530)       (3,560)
         Restructuring activities....................   (575)          --
         Other liabilities...........................   (796)       (3,924)

Net cash used for operating activities............... (9,389)       (5,134)

Cash Flows From Investing Activities:

Capital expenditures................................. (1,760)       (1,604)
Capitalized software costs...........................   (254)         (392)
Other................................................     11           126
Net cash used for investing activities............... (2,003)       (1,870)

Cash Flows From Financing Activities:

Additions to debt....................................  7,700         4,700
Retirements of debt..................................   (848)         (135)
Dividends paid.......................................   (174)         (174)
Proceeds from stock issuances........................    261           184

Net cash provided by financing activities............  6,939         4,575

Net decrease in cash and cash equivalents............ (4,453)       (2,429)
Cash and cash equivalents at beginning of period.....  5,833         5,129

Cash and cash equivalents at end of period...........$ 1,380       $ 2,700

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands of dollars, except per share data)




                                                                                                  Capital
                                                                                                 in Excess
                                                           Preferred         Common             of Par
    Retained          Treasury
                                                            Stock            Stock              Value
    Earnings            Stock               Total

Three months ended March 31, 1996

Balances at December 31, 1995                              $    695           $    151            $ 31,148
    $ 10,169             $ (3,524)          $ 38,639
   Exercise of stock options                                                         1                 322
                           (62)               261
   Shares contributed to employee
      benefit plans                                                                                    143
                           113                256
   Dividends on preferred stock -
      $.25 per share
     (174)                                   (174)
   Net loss
     (864)                                   (864)
Balances at March 31, 1996                                 $    695           $    152            $ 31,613
    $  9,131             $ (3,473)          $ 38,118



Three months ended March 31, 1995

Balances at December 31, 1994                              $    695           $    146            $ 27,860
    $ 14,671            $ (4,604)           $ 38,768
   Exercise of stock options and other                                               1                 183
                           (7)                177
   Dividends on preferred stock -
      $.25 per share
     (174)                                   (174)
   Net income
      535                                     535
Balances at March 31, 1995                                 $    695           $    147            $ 28,043
    $ 15,032            $ (4,611)           $ 39,306






The accompanying notes are an integral part of these consolidated financial statements.




THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

(Dollar amounts in thousands, except per share data)

Note (1)	BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual port on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1995. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. Also, certain prior year amounts have been reclassified to conform to the 1996 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results ould differ from those estimates.

Note (2)	SUBSEQUENT EVENT

On April 19, 1996, the Company entered into definitive agreements to acquire three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). Eldyne, Unidyne, and DCS are information technology businesses that provide the Department of Defense and other government customers with systems research, development and prototyping, fleet integration, insertion of technology into existing systems, control systems and life cycle support. The overall transaction consideration consists of a combination of Titan common stock, a new class of convertible redeemable preferred stock, cash, a promissory note, assumption of indebtedness and other consideration valued at approximately $23.6 million.

The transactions are subject to satisfaction of various closing conditions, including the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval by the Unidyne shareholders of the agreement with Unidyne and the concurrent closings of all three transactions. The transactions are expected to be consummated in late May 1996. There can be no assurance, however, that the transactions will be consummated. If consummated, the acquisition will be accounted for as a purchase and, accordingly, the Company's consolidated financial statements will include the operating results of Eldyne, Unidyne and DCS from the acquisition date forward.
Combined, unaudited revenues for the three companies for the most recent twelve month period was approximately $57 million. Proforma information will be provided following the closing of the transaction.



Note (3)	DEBT

At March 31, 1996 and December 31, 1995, the Company had debt outstanding of $14,400 and $9,200, respectively, under a $17,000 unsecured bank line of credit. The Company also had commitments under letters of credit at both dates of $1,070 which reduced availability of the line of credit. The line of credit agreement requires the Company to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum debt service coverage ratio and a specified quick ratio. As of March 31, 1996, the Company was not in compliance with the covenants relating to consecutive quarterly losses and minimum debt service coverage. This noncompliance was waived by the Company's bank.

Note (4)	RESTRUCTURING

In 1995, the Company adopted a formal plan of restructuring that resulted in charges of approximately $5,413 to provide among other things, disposition of businesses not central to the Company's long-term strategy, as well as related severance and other charges. During the first quarter of 1996, charges against restructuring reserves for severance were $326 related to 10 employees throughout the Company. At March 31, 1996, approximately $4,400 of the initial charges remained in other accrued liabilities. This remaining balance was comprised of approximately $1,300 for further reductions in personnel and approximately $3,100 for costs associated with the exiting of businesses and the termination of certain agreements. This group of businesses had revenues of $5,623 and an operating profit of $532 in the first quarter of 1996.

Note (5)   OTHER FINANCIAL DATA

                                        March 31,       December 31,
                                          1996              1995
Inventories:
   Materials                           $ 2,556           $  3,152
   Work-in-process                       5,640              4,159
   Finished goods                        1,882              3,088
                                       $10,078           $ 10,399

Supplemental disclosure of cash payments (receipts) is as follows:

                           Three Months Ended
                                March 31,
                            1996        1995

   Interest                $ 283      $    8
   Income taxes             (253)       (977)

During the three month period ended March 31, 1996, the Company utilized treasury stock of $256 for benefit plan contributions.




The following tables summarize revenues and operating profit (loss) by industry segment for the three months ended March 31, 1996 and 1995:


                                            Three Months Ended
                                                  March 31,
                                              1996       1995
Revenues:

   Communications Systems                  $   634      $ 2,080
   Software Systems                          5,700        9,415
   Defense Systems                          18,992       13,694
   Emerging Technologies                     5,846        4,976
                                           $31,172      $30,165

Operating Profit (Loss):

   Communications Systems                  $(2,277)     $(1,271)
   Software Systems                            760        2,485
   Defense Systems                           1,427        1,023
   Emerging Technologies                       302           92

   Segment operating profit before
      Corporate                                212        2,329
   Corporate                                (1,070)      (1,295)
                                           $  (858)     $ 1,034





THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(Dollar amounts in thousands,
except per share data)


RESULTS OF OPERATIONS

Consolidated results:

Revenues for the first quarter of 1996 increased slightly to $31,172 from $30,165 in the first quarter of 1995. Lower Software Systems revenues were more than offset by an increase in Defense Systems revenues. The Company reported a net loss of $864 for the first quarter of 1996 compared to net income of $535 for the first quarter of 1995. This was due primarily to the Company's continuing planned investment in the commercial Communications Systems segment and to the change in mix from higher-margin commercial software business to lower-margin defense business.

Selling, general and administrative expense increased $495 or 9% in the first quarter of 1996 compared to the same period in 1995, primarily as a result of increased selling costs in the Company's Communications Systems business and in the Defense Systems segment in support of the shipments to the Taiwan government. Research and development costs (R&D) decreased overall from $1,974 in the first quarter of 1995 to $1,224 in 1996, primarily as a result of particularly concentrated activity in the Company's Linkabit division in 1995. However, as planned, R&D expense in the Company's secure television business in the Communications Systems segment increased more than 50% from the prior year.

Net interest expense increased from $171 in the first quarter of 1995 to $412 in 1996, primarily from increased borrowings under the Company's line of credit.

The income tax provision is a 32% effective rate in the first quarter of 1996 versus a 38% effective rate in the first quarter of 1995. Both of these effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

In the Defense Systems segment, revenues grew 39% or $5,298, from $13,694 to $18,992. This growth was reflected across all of the defense systems business entites. Specific major contributors to the growth were increased revenues related to the Mini-DAMA satellite terminal production contract and shipments to the Taiwan government. Operating income in the segment increased 39%, from $1,023 to $1,427, in line with the increase in revenues.

Software Systems segment revenues declined $3,715, from $9,415 in the first quarter of 1995 to $5,700 in the first quarter of 1996, primarily due to reduced demand from a major telecommunications customer which was, however, partially offset by growth in other custom software business. The reduction in operating income of $1,725 quarter to quarter from $2,485 to $760 was principally due to the impact of the reduced sales volume coupled with a change in contract mix.

Revenues in the Communications Systems segment decreased $1,446 quarter to quarter, from $2,080 to $634, primarily due to the timing of certain contracts and the sale of the Company's transceiver manufacturing division in the first quarter of 1995. The Company completed its commmercial satellite communications contract in Thailand in the first quarter of 1996. This contract had contributed substantial revenue in the first quarter of 1995. In 1995, the Company was awarded a $10 million rural telphony contract in Indonesia. The Company expects to begin recording revenues from this contract later in 1996. Segment operating loss was $2,277 in the first quarter of 1996, compared to $1,271 in the first quarter of 1995. This was as a result of the change in the segment's revenues and the continued planned investment in the digital television encryption product line.

In the Emerging Technologies segment, revenues increased $870 from $4,976 in the first quarter of 1995 to $5,846 in the first quarter of 1996, primarily due to additional contracts for medical sterilization and growth in the environmental business. Operating profit grew $210 quarter to quarter, primarily due to growth in the environmental business.


LIQUIDITY AND CAPITAL RESOURCES

The Company typically experiences higher cash requirements in the first quarter than in other quarters, and during the first quarter of 1996, Titan used $9.4 million cash for operating requirements. The components of this change included an increase in accounts receivable of approximately $2.8 million related to the timing of shipments of certain large production contracts, and a decrease in accounts payable of $1.6 million related primarily to the payment of certain subcontract invoices. In addition, the timing of certain compensation obligations resulted in funding requirements of approximately $3.5 million.
Cash was provided primarily by the Company's line of credit and the refinancing of the Company's Denver Scan facility, which provided $5,200 and $2,500, respectively.

Cash requirements for the remainder of 1996 are expected to continue to be significant. The Company intends to continue its investment in the further development of business ventures within the Communications Systems segment. The Company also anticipates that the Eldyne/Unidyne/DCS acquisition will require the use of cash for certain closing and transaction costs. Planned funding sources are the Company's bank line of credit and the sale of non-core businesses. At March 31, 1996, the borrowing availability on the Company's bank line of credit was $1,530. Also, the line of credit agreement requires the Company to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum debt service coverage ratio and a specified quick ratio. As of March 31, 1996, the Company was not in compliance with the covenants relating to consecutive quarterly losses and minimum debt service coverage. The Company has obtained a waiver from the bank for these conditions, which resulted from the loss in the first quarter of 1996. The Company continues to evaluate its capital requirements and financing alternatives. Should the Company be unable to successfully obtain outside financing or generate the additional funds from operations or divestitures, the investment in the Company's start-up ventures could change.



FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, regarding entry into commercial business, reliance on a major software customer, and dependence on defense spending.





THE TITAN CORPORATION


PART II - OTHER INFORMATION




Item 1.    Legal Proceedings

           (a) In March 1996, a lawsuit brought by Audrey S. Amato, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, wrongful termination, constructive discharge and related claims. At trial, the judge and jury found in favor of the Company on all counts, except one count on which the jury was unable to reach a verdict. The plaintiff is now pursuing post-trial motions with respect to various matters on which the Company prevailed at trial. The remaining count on which the jury did not reach a verdict is scheduled for retrial in June 1996.

           (b) In April 1996, a lawsuit brought by Celinda J. Grier, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, wrongful termination, constructive discharge and related claims. At trial, the jury found for the plaintiff on retaliation and constructive discharge counts and awarded the plaintiff an aggregate of $360,000 of compensatory damages and $275,000 of punitive damages. The judge and jury found for the Company on all other counts. The Company is now pursuing post-trial motions and intends to appeal the result if necessary.



Item 6.    Exhibits and Reports on Form 8-K

          (a)(27) Financial Data Schedule

          (b) The Company filed the following:

               (1)	Current report on Form 8-K dated March 5, 1996, to
report a settlement agreement with certain stockholders of the Company pursuant to which the Company agreed to dismiss pending litigation against the stockholders.

               (2)	Current report on Form 8-K dated April 25, 1996, to
report the execution of definitive agreements to acquire Eldyne, Inc., Unidyne Corporation and Diversified Control Systems.






THE TITAN CORPORATION


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1996

                                          THE TITAN CORPORATION





                                          /S/ ROGER HAY
                                          By: Roger Hay
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer