Form 10-Q
period 1996-06-30
TITAN CORP
filed 1996-08-14
CIK 32258

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------- EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1996
                               ------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --------- EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

                            -------------------------

                                        Commission file number  1-6035
                                                               ----------------


                                 The Titan Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 95-2588754
- -------------------------------------               ---------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

3033 Science Park Road, San Diego, California             92121
- ---------------------------------------------       ---------------------------
  (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)  (619) 552-9500
                                                    ---------------------------
- -------------------------------------------------------------------------------

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

                                Yes   X   No
                                    ----     ----
     The number of shares of registrant's common stock outstanding at August 9, 1996, was 16,061,622.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)




                                                                      Three months ended                   Six months ended
                                                                           June 30,                             June 30,
                                                                      ------------------                   ----------------
                                                                      1996          1995                   1996        1995
                                                                     ------        ------                 ------      ------
Revenues   . . . . . . . . . . . . . . . . . . . . . . . . .       $ 29,162      $34,307               $ 60,334    $ 64,472
                                                                   --------      -------               --------    --------

Costs and expenses:
     Cost of revenues. . . . . . . . . . . . . . . . . . . .         22,111       25,085                 46,966      46,786
     Selling, general and administrative
          expense. . . . . . . . . . . . . . . . . . . . . .          6,268        6,365                 12,219      11,821
     Research and development expense. . . . . . . . . . . .          1,155        1,501                  2,379       3,475
                                                                   --------      -------               --------    --------
          Total costs and expenses . . . . . . . . . . . . .         29,534       32,951                 61,564      62,082
                                                                   --------      -------               --------    --------

Operating profit(loss) . . . . . . . . . . . . . . . . . . .           (372)       1,356                 (1,230)      2,390

Interest expense . . . . . . . . . . . . . . . . . . . . . .           (730)        (264)                (1,157)       (469)
Interest income. . . . . . . . . . . . . . . . . . . . . . .              3            9                     18          43
                                                                   --------      -------               --------    --------

Income (loss) before income taxes. . . . . . . . . . . . . .         (1,099)       1,101                 (2,369)      1,964
Income tax provision (benefit) . . . . . . . . . . . . . . .           (352)         382                   (758)        710
                                                                   --------      -------               --------    --------

Net income (loss). . . . . . . . . . . . . . . . . . . . . .           (747)         719                 (1,611)      1,254
Dividend requirements on preferred stock.. . . . . . . . . .            192          173                    366         347
                                                                   --------      -------               --------    --------

Net income (loss) applicable to
     common stock. . . . . . . . . . . . . . . . . . . . . .         $ (939)      $  546               $ (1,977)    $   907
                                                                   --------      -------               --------    --------
                                                                   --------      -------               --------    --------

Average common shares outstanding. . . . . . . . . . . . . .         14,867       13,852                 14,418      13,836
                                                                   --------      -------               --------    --------
                                                                   --------      -------               --------    --------

Net income (loss) per average common
     share . . . . . . . . . . . . . . . . . . . . . . . . .       $   (.06)      $  .04                $  (.14)    $   .07
                                                                   --------      -------               --------    --------
                                                                   --------      -------               --------    --------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                               THE TITAN CORPORATION

                            CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)


                                                                   June 30,     December 31,
                                                                    1996            1995
                                                                -------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .       $  3,586       $  5,833
     Accounts receivable - net . . . . . . . . . . . . . . .         41,519         39,360
     Inventories . . . . . . . . . . . . . . . . . . . . . .         13,761         10,399
     Prepaid expenses and other. . . . . . . . . . . . . . .          3,708          2,872
     Deferred income taxes . . . . . . . . . . . . . . . . .          5,194          4,809
                                                                   --------        -------
          Total current assets . . . . . . . . . . . . . . .         67,768         63,273

Property and equipment - net . . . . . . . . . . . . . . . .         21,022         18,295
Goodwill - net . . . . . . . . . . . . . . . . . . . . . . .         22,728          3,550
Other assets   . . . . . . . . . . . . . . . . . . . . . . .          9,966         10,052
                                                                   --------        -------
     Total assets. . . . . . . . . . . . . . . . . . . . . .      $ 121,484       $ 95,170
                                                                   --------        -------
                                                                   --------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . .      $  10,831      $  10,184
     Lines of credit . . . . . . . . . . . . . . . . . . . .         18,586          9,200
     Note payable to shareholder . . . . . . . . . . . . . .          1,000             --
     Income taxes payable. . . . . . . . . . . . . . . . . .            654             --
     Accrued compensation and benefits . . . . . . . . . . .          7,981          9,192
     Other accrued liabilities . . . . . . . . . . . . . . .         12,358         13,803
     Current portion of long-term debt . . . . . . . . . . .          1,066          1,019
                                                                   --------        -------
          Total current liabilities. . . . . . . . . . . . .         52,476         43,398
                                                                   --------        -------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .          6,634          4,281
Other non-current liabilities. . . . . . . . . . . . . . . .         10,285          8,852

Series B cumulative convertible redeemable
     preferred stock, $3,000 liquidation preference,
     6% cumulative annual dividend, 500,000 shares
     issued and outstanding. . . . . . . . . . . . . . . . .          3,000             --

Stockholders' equity:
     Preferred stock; $1 par value; authorized
          2,500,000 shares:
          Cumulative convertible, $13,897 liquidation
               preference: 694,872 shares issued and
               outstanding . . . . . . . . . . . . . . . . .            695            695
          Series A junior participating: none issued . . . .             --             --
     Common stock; $.01 par value; authorized
          30,000,000 shares; issued and outstanding:
          17,115,389 and 15,087,087. . . . . . . . . . . . .            171            151
     Capital in excess of par value. . . . . . . . . . . . .         43,328         31,148
     Retained earnings . . . . . . . . . . . . . . . . . . .          8,192         10,169
     Treasury stock (1,074,884 and 1,161,147 shares),
          at cost. . . . . . . . . . . . . . . . . . . . . .         (3,297)        (3,524)
                                                                   --------        -------
               Total stockholders' equity. . . . . . . . . .         49,089         38,639
                                                                   --------        -------
     Total liabilities and stockholders' equity. . . . . . .     $  121,484       $ 95,170
                                                                   --------        -------
                                                                   --------        -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)

                                                                       Six months ended
                                                                           June 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss) . . . . . . . . . . . . . . . . . . . . . .      $  (1,611)       $ 1,254
Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
          Depreciation and amortization. . . . . . . . . . .          2,541          2,057
          Deferred income taxes and other. . . . . . . . . .           (645)           362
          Changes in assets and liabilities, net of
          effects from businesses acquired:
               Accounts receivable . . . . . . . . . . . . .          9,782             35
               Inventories . . . . . . . . . . . . . . . . .         (3,315)        (1,308)
               Prepaid expenses and other assets . . . . . .           (993)         1,479
               Accounts payable. . . . . . . . . . . . . . .           (774)        (1,929)
               Accrued compensation and benefits . . . . . .         (2,999)        (2,253)
               Restructuring activities. . . . . . . . . . .         (2,269)            --
               Other liabilities . . . . . . . . . . . . . .         (2,964)        (6,105)
                                                                  ----------       --------
Net cash used for operating activities . . . . . . . . . . .         (3,247)        (6,408)
                                                                  ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures . . . . . . . . . . . . . . . . . . . .         (3,006)        (3,028)
Capitalized software costs . . . . . . . . . . . . . . . . .         (1,389)          (804)
Payment for purchase of businesses, net of cash
     acquired  . . . . . . . . . . . . . . . . . . . . . . .         (1,000)            --
Other          . . . . . . . . . . . . . . . . . . . . . . .             44             --
                                                                  ----------       --------
Net cash used for investing activities . . . . . . . . . . .         (5,351)        (3,832)
                                                                  ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to debt. . . . . . . . . . . . . . . . . . . . . .          7,961          7,550
Retirements of debt. . . . . . . . . . . . . . . . . . . . .         (1,534)          (272)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . .           (366)          (347)
Proceeds from stock issuances. . . . . . . . . . . . . . . .            290            428
                                                                  ----------       --------
Net cash provided by financing activities. . . . . . . . . .          6,351          7,359
                                                                  ----------       --------
Net decrease in cash and cash equivalents. . . . . . . . . .         (2,247)        (2,881)
Cash and cash equivalents at beginning of period . . . . . .          5,833          5,129
                                                                  ----------       --------
Cash and cash equivalents at end of period . . . . . . . . .      $   3,586        $ 2,248
                                                                  ----------       --------
                                                                  ----------       --------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                              THE TITAN CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (in thousands of dollars, except per share data)

                                               Cumulative                    Capital
                                               Convertible                  in Excess
                                                Preferred      Common        of Par        Retained        Treasury
                                                  Stock         Stock         Value        Earnings          Stock          Total
                                               -----------     ------       ---------      --------       ----------       ------

Six months ended June 30, 1996
- ------------------------------

Balances at December 31, 1995                  $    695        $   151       $ 31,148       $ 10,169      $  (3,524)      $ 38,639
   Stock issuance for acquisition                                   19         11,510                                       11,529
   Exercise of stock options                                         1            351                           (62)           290
   Shares contributed to employee
      benefit plans                                                               319                           289            608
   Dividends on preferred stock -
      Cumulative convertible, $.50
        per share                                                                               (347)                         (347)
      Series B, 6% annual                                                                        (19)                          (19)
   Net loss                                                                                   (1,611)                       (1,611)
                                                -------        -------        -------        -------        -------        -------
Balances at June 30, 1996                      $    695       $    171      $  43,328       $  8,192       $ (3,297)      $ 49,089
                                                -------        -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------        -------


Six months ended June 30, 1995
- -------------------------------

Balances at December 31, 1994                  $    695        $   146       $ 27,860       $ 14,671      $  (4,604)      $ 38,768
   Exercise of stock options and
     other                                                           3            806                          (388)           421
   Shares contributed to employee
      benefit plans                                                                                             361            361
   Dividends on preferred stock -
      $.50 per share                                                                            (347)                         (347)
   Net income                                                                                  1,254                         1,254
                                                -------        -------        -------        -------        -------        -------
Balances at June 30, 1995                     $     695       $    149       $ 28,666       $ 15,578      $  (4,631)      $ 40,457
                                                -------        -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------        -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996


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

NOTE (2)  ACQUISITION

On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). Eldyne, Unidyne, and DCS are information technology businesses that provide the Department of Defense and other government customers with systems research, development and prototyping, fleet integration, insertion of technology into existing systems, control systems and life cycle support. The overall transaction consideration consisted of $1 million cash, 1,921,534 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 4), assumption of indebtedness (see Note 3), and a promissory note for $1 million issued to Jack Witt, the principal stockholder of the acquired companies. The Company also entered into a retainer agreement for the services of Mr. Witt, providing for an annual retainer of $.3 million, payable monthly, for 6 years beginning May 24, 1996. Other direct costs will approximate $3 million. The note is due on March 15, 1997, and interest of 10% per annum is due quarterly and at maturity.

The acquisition has been accounted for as a purchase, and, accordingly, the Company's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. The purchase agreements contain certain terms that may require contingent payments by the Company or the seller and/or return of the Company's common stock by the seller. Such payments would be recorded as an adjustment to the purchase price. The excess of the purchase price over the estimated fair value of net assets acquired of $19.5 million at June 30, 1996 is being amortized using a straight-line method over 30 years.


Unaudited proforma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1995 are shown below:

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                           ------------------       ----------------
                             1996        1995         1996      1995
                           --------    --------     --------  --------

   Revenues                $42,126     $46,961      $89,157   $87,038
   Net income (loss)        (1,188)        986       (3,145)    2,103
   Net income (loss)
     per share             $  (.09)    $   .05      $  (.22)  $   .11

The proforma net loss for the six months ended June 30, 1996 includes certain unanticipated operating adjustments made to the Eldyne, Unidyne and DCS historical financial statements including, but not limited to, long-term contract earnings revisions, and changes to the carrying value of certain assets, primarily receivables.


NOTE (3)  DEBT

At June 30, 1996 and December 31, 1995, the Company had debt outstanding of $14,400 and $9,200, respectively, under a $17,000 bank line of credit. The Company also had commitments under letters of credit at June 30, 1996 of $355 which reduced availability under the line of credit. The line of credit agreement requires the Company to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum interest coverage ratio and a specified quick ratio. As of June 30, 1996, the Company was not in compliance with the covenants relating to consecutive quarterly losses and ratios of total liabilities to tangible net worth and minimum interest coverage. This noncompliance was waived by the Company's bank, subject to the bank's right to secure the outstanding obligations under the line of credit with the Company's assets, if it so chooses.

In connection with the acquisition of Eldyne, Unidyne, and DCS, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a credit agreement with Crestar Bank which provides for a working capital line of credit facility, a mortgage note and an equipment note. At June 30, 1996, $4,186 was outstanding under the line of credit at a rate of 8.2%. The agreement allows borrowings on the line through December 31, 1996 at an interest rate of LIBOR plus 2.75% and up to an aggregate of $7,000, limited by the sum of various percentages of billed and unbilled government and commercial receivables. The line is collateralized by substantially all of the assets of the acquired companies, and borrowings up to $2,500 under the line have been guaranteed by the Company. The credit agreement limits the use of advances of the line to Eldyne and Unidyne. The mortgage note of $1,273 and the equipment note of $158 at June 30, 1996, are collateralized by real estate and equipment, bear interest at LIBOR plus 2.5% and require monthly payments through February 15, 2000 and 1999, respectively.

The Crestar credit agreement contains, among other financial covenants, provisions which require Eldyne and Unidyne to maintain stipulated levels of tangible net worth, working capital and leverage. At June 30, 1996, the companies were not in compliance with certain of these covenants. This noncompliance was waived by the bank.

NOTE (4) CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Eldyne, Unidyne and DCS, the Company issued 500,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock accrues dividends at a rate of 6% per annum payable quarterly in arrears cumulatively, has a liquidation preference of $6.00 per share plus accrued and unpaid dividends (the "Series B Liquidation Preference") and entitles the holder thereof to one vote per outstanding share, voting together as a class with the holders of shares of outstanding Common Stock (and any other series or classes entitled to vote therewith) on all matters submitted for a shareholder vote. The Series B Preferred Stock is convertible at the holder's option into shares of the Company's common stock at a conversion price of $9.00 per share (subject to customary anti-dilution adjustments) on or after November 24, 1996 until November 24, 1997. The Series B Preferred Stock also is redeemable at the Series B Liquidation Preference (i) at the holder's option, after May 24, 1998 until May 24, 2001, and (ii) at the Company's option, after May 24, 2001 until May 24, 2006. The Series B Preferred Stock is not considered a common stock equivalent for the purpose of earnings per share calculations.

NOTE (5)  RESTRUCTURING

In 1995, the Company adopted a formal plan of restructuring that resulted in charges of approximately $5,431 to provide among other things, disposition of businesses not central to the Company's long-term strategy, as well as related severance and other charges. During the first six months of 1996, charges against restructuring reserves for severance were $607 related to 33 employees terminated throughout the

Company. At June 30, 1996, approximately $2,650 of the initial charges remained in other accrued liabilities. This remaining balance was comprised of approximately $700 for further reductions in personnel and approximately $1,950 for costs associated with the exiting of businesses and the termination of certain agreements. This group of businesses had revenues of $3,633 and $9,256 and operating profit of $1,366 and $1,898 for the three months and six months ended June 30, 1996 and 1995, respectively.

NOTE (6) SUBSEQUENT EVENT

On July 26, 1996, the Company sold its Electronics division, which was part of the Defense Systems segment. The transaction will have no significant impact on the 1996 results of operations.

NOTE (7)   OTHER FINANCIAL DATA

                                         June 30,       December 31,
                                          1996              1995
                                      -------------     -------------
Inventories:
   Materials                           $  3,368          $  3,152
   Work-in-process                        7,727             4,159
   Finished goods                         2,666             3,088
                                        -------           -------
                                       $ 13,761          $ 10,399
                                        -------           -------
                                        -------           -------

Supplemental disclosure of cash payments (receipts) is as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                           ------------------       ----------------
                            1996        1995         1996      1995
                           ------      ------       ------    ------

   Interest                $ 721      $  199        $ 1,004   $ 207
   Income taxes              112         173           (141)   (804)

During the six month periods ended June 30, 1996 and 1995, the Company utilized treasury stock of $608 and $361, respectively, for benefit plan contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months and six months ended June 30, 1996 and 1995:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                 ------------------       ----------------
                                  1996       1995          1996      1995
                                 ------     -------       ------    ------
Revenues:

   Communications Systems       $  1,207   $  1,996     $  1,841  $  4,076
   Software Systems                4,980      8,913       10,680    18,328
   Defense Systems                17,948     16,678       36,940    30,372
   Emerging Technologies           5,027      6,720       10,873    11,696
                                 -------    -------      -------   -------
                                $ 29,162   $ 34,307     $ 60,334  $ 64,472
                                 -------    -------      -------   -------
                                 -------    -------      -------   -------
Operating Profit (Loss):

   Communications Systems       $ (2,015)  $ (1,563)    $ (4,292) $ (2,834)
   Software Systems                 (626)     2,587          134     5,072
   Defense Systems                 3,300      1,338        4,727     2,361
   Emerging Technologies            (569)       190         (267)      282
                                 -------    -------      -------   -------

   Segment operating profit
      before Corporate                90      2,552          302     4,881

   Corporate                        (462)    (1,196)      (1,532)   (2,491)
                                 -------    -------      -------   -------
                                $   (372)  $  1,356     $ (1,230) $  2,390
                                 -------    -------      -------   -------
                                 -------    -------      -------   -------

                              THE TITAN CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                          (Dollar amounts in thousands,
                             except per share data)


RESULTS OF OPERATIONS

Consolidated results:

Revenues for the second quarter of 1996 were $29,162, down 15% from revenues of $34,307 in the second quarter of 1995. Revenues for the six months ended June 30 were $60,334 and $64,472 in 1996 and 1995, respectively. In both the second quarter and six months ended June 30, 1996 compared to the corresponding periods of 1995, revenue decreases were experienced in all segments except Defense Systems. The Company reported a net loss of $747 and $1,611 for the second quarter and six months of 1996 compared to net income of $719 and $1,254 for the second quarter and six months of 1995. These changes were due principally to the Company's continuing investment in the commercial Communications Systems segment, the impact of the reduced revenue volume of high-margin business and, with respect to the second quarter of 1996, additional costs associated with the negotiated conclusion of certain programs with a major customer in the Software Systems segment.

Selling, general and administrative expense ("SG&A") remained flat in the second quarter of 1996 compared to 1995 and increased slightly in the six months of 1996 compared to the same period in 1995. In both comparative periods, increased sales and marketing costs in the Company's commercial secure television business were partially offset by decreased administrative costs resulting from restructuring activities, primarily in the Software Systems business. Research and development costs (R&D) decreased overall from $1,501 in the second quarter of 1995 to $1,155 for the same period in 1996, and from $3,475 for the six months of 1995 to $2,379 for the same period in 1996. Increased R&D efforts in the Company's commercial secure television business were more than offset by lower R&D costs in the Defense Systems segment.

Net interest expense increased $472 and $713 in the second quarter and six months ended June 30, 1996 compared to the comparable periods of 1995, due to increased borrowings and higher interest rates under the Company's line of credit, increased interest on the Company's deferred compensation plan and the loan agreement entered into in December 1995 to finance machinery and equipment at the Company's new San Diego medical sterilization facility. Average borrowings on the Company's line of credit were $11,165 and $4,134 at weighted average interest rates of 7.9% and 7.0% in the six months ended June 30, 1996 and 1995, respectively.

The income tax provision is a 32% effective rate in the second quarter and six months of 1996 compared to a 35% and 36% effective rate in the second quarter and six months of 1995, respectively. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

Revenues in the Communications Systems segment decreased $789 from $1,996 in the second quarter of 1995 to $1,207 in the second quarter of 1996. This decline reflects the completion in the first quarter of 1996 of the Company's satellite communications contract in Thailand, the completion of the initial order in the secure television business area and delays in follow-on orders. The Company was awarded a $2.7 million contract in the secure television business area in the second quarter of 1996 for a system in Thailand, however shipments on the contract have not yet commenced. The Company made its first shipment on its $10 million rural telephony contract in the second quarter of 1996. The operating loss for this segment increased from $1,563 in the second quarter of 1995 to $2,015 in the second quarter of 1996, principally due to the reduced revenues and the Company's continued planned investment in the digital television product line, resulting in increased SG&A and R&D costs in that area.

Software Systems segment revenues decreased $3,933 from $8,913 in the second quarter of 1995 to $4,980 in the second quarter of 1996, primarily due to a reduction of revenues of $5,529 from a major telecommunications customer, which was, however, partially offset by growth of $2,128 in other custom software business. The reduction of operating income of $3,213 from operating income of $2,587 in the second quarter of 1995 to a loss of $626 in the second quarter of 1996 was principally due to the impact of the loss of historically high-margin business, and additional costs associated with a negotiated conclusion of certain programs with this major customer.

In the Defense Systems segment, revenues grew $1,270, from $16,678 in the second quarter of 1995 to $17,948 in the second quarter of 1996. Increased revenues generated from the acquired businesses of Eldyne, Unidyne and DCS of $4,700 and increased revenues related to the Mini-DAMA satellite terminal production contract were partially offset by a decline in revenues resulting from the wind-down of the work subcontracted to the buyer of the Applications Group (sold in April 1994). Operating income in the segment increased $1,962, from $1,338 in the second quarter of 1995 to $3,300 in the second quarter of 1996. This increase is primarily due to non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs based upon recent favorable developments with certain government audit agencies, as well as changes in the allowances on the carrying value of certain assets being disposed of. In addition, operating income for the second quarter of 1996 includes $447 of operating income from acquired businesses and increased operating income from the Mini-DAMA production contract.

In the Emerging Technologies segment, revenues decreased $1,693 from $6,720 in the second quarter of 1995 to $5,027 in the second quarter of 1996, due to reduced revenues in the medical sterilization business resulting from the completion of the Company's contract to provide a turnkey medical device sterilization system in Austria, and reduced revenues in government funded R&D business, partially offset by growth in the Company's environmental business. The operating income decreased $759 from operating income of $190 in the second quarter of 1995 to a loss of $569 in the second quarter of 1996, primarily due to the reduced sales volume, and to a lesser extent, due to costs in the Company's medical sterilization business related to the start-up of the San Diego facility in 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

The revenues for the Communications Systems segment decreased $2,235 from $4,076 in the six months ended June 30, 1995 to $1,841 in the six months ended June 30, 1996, due to the completion of the initial order in the secure television business area and the satellite communications contract in Thailand. Segment operating loss increased from $2,834 in the six months ended June 30, 1995 to $4,292 in the six months ended June 30, 1996, principally due to the reduced sales volume and the Company's continued planned investment in the digital television product line, particularly accelerated sales and marketing efforts.

The Software Systems segment revenues decreased $7,648 from $18,328 in the six months ended June 30, 1995 to $10,680 in the six months ended June 30, 1996, principally due to a reduction of revenues of $10,738 from a major telecommunications customer, partially offset by growth of $3,429 in other custom software business. Operating income decreased $4,938 from $5,072 in the six months ended June 30, 1995 to $134 in the six months ended June 30, 1996, resulting from the impact of the reduced sales volume, and the absence of corresponding decreases in SG&A. Although SG&A costs decreased in dollars due to cost-control measures implemented as revenues decreased, SG&A costs increased in relation to revenues due to increased efforts to diversify the business base.

Defense Systems revenues increased $6,568 from $30,372 in the six months ended June 30, 1995 to $36,940 in the six months ended June 30, 1996. Increased revenues from the acquisition of Eldyne, Unidyne and DCS of $4,700, and increased 1996 revenues related to the Mini-DAMA satellite terminal production contract were partially offset by decreased revenues from the subcontract noted above. Segment operating income increased $2,366 from $2,361 in the six months ended June 30, 1995 to $4,727 in the six months ended June 30, 1996. This increase was due to the impact of the non-recurring credits and the increase in revenues noted above.

The Emerging Technologies segment revenues decreased $823 from $11,696 in the six months ended June 30, 1995 to $10,873 in the six months ended June 30, 1996, due to decreased revenues in the government funded R&D and sterilization businesses, offset by growth in the environmental business. Segment operating income decreased $549 from operating income of $282 in the six months ended June 30, 1995 to a loss of $267 in the six months ended June 30, 1996, principally due to the reduced sales volume and to a lesser extent, due to start-up costs in the Company's San Diego medical sterilization facility, partially offset by increased profit in the environmental business.



LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, Titan used $3.2 million cash for operating requirements. In addition to funding the net loss, other significant cash uses included an increase in inventories of $3,315 related principally to government satellite communications and commercial rural telephony products, funding requirements for certain accrued compensation obligations of $2,999 and funding of $2,269 of restructuring activities. Cash was provided primarily by collection of certain large receivables in the Defense Systems segment during the second quarter of 1996, and in the six months ended June 30, 1996, by borrowings under the Company's line of credit and the refinancing of the Company's Denver Scan facility, which provided $5,214 and $1,773, respectively.

As of June 30, 1996 the Company had debt outstanding of $14,400 under a $17,000 bank line of credit. In addition, the Company had commitments under letters of credit at June 30, 1996 of $355, which reduced availability under the line of credit to $2,245. In addition, in July 1996 the Company consummated the sale of its Electronics division of which the net proceeds were used to reduce borrowings under this line of credit. As of August 9, 1996, the Company had debt outstanding of $13,670 under this line of credit with commitments under letters of credit of $282, which reduced availability under the line of credit to $3,048. The line of credit agreement requires the Company to have annual net income, as defined, prohibits two consecutive quarterly losses and contains other financial covenants which require the Company to maintain stipulated levels of tangible net worth, a minimum interest coverage ratio and a specified quick ratio. As of June 30, 1996, the Company was not in compliance with the covenants relating to consecutive quarterly losses and ratios of total liabilities to tangible net worth and minimum interest coverage. The Company has obtained a waiver from the bank for these conditions, subject to the bank's right to secure the outstanding obligations under the line of credit with the Company's assets, if it so chooses.

In connection with the Company's acquisition of Eldyne, Unidyne and DCS in May 1996, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a separate credit agreement with Crestar Bank which provides, among other things, for a working capital line of credit facility of up to $7 million for Eldyne and Unidyne. The actual borrowing base is limited for each of Eldyne and Unidyne to the sum of various percentages of billed and unbilled government and commercial receivables. The line of credit is secured by substantially all of the assets of Eldyne, Unidyne and DCS. At June 30, 1996, $4,186 was outstanding under this line of credit. This line of credit agreement contains certain financial covenants that require each of Eldyne and Unidyne to maintain stipulated levels of tangible net worth, working capital and leverage. The line of credit requires that borrowings be used only for Eldyne and Unidyne, and prohibits those entities from transferring funds to the Company. At June 30, 1996, Eldyne and Unidyne were not in compliance with certain of these financial covenants and have obtained a waiver from the bank for these conditions. The Company has guaranteed up to $2.5 million of indebtedness under this line of credit.

Cash requirements for the remainder of 1996 are expected to continue to be significant. The Company intends to continue its investment in the further development of business ventures within the Communications Systems segment. To finance this investment the Company is investigating a combination of alternatives that include continued working capital management, utilization of the remaining bank line of credit, and new debt and equity sources. There can be no assurance that the Company will be successful in obtaining such additional funding. In such event, the Company would have to reassess its investment in its start-up ventures.

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

                              THE TITAN CORPORATION


                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

(a) In March 1996, a lawsuit brought by Audrey S. Amato, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, wrongful termination, constructive discharge and related claims. At trial, the judge and jury found in favor of the Company on all counts, except one count on which the jury was unable to reach a verdict. The case was settled in July 1996 and did not have a material effect on the financial position or results of operations of the Company.

(b) In April 1996, a lawsuit brought by Celindah J. Grier, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, wrongful termination, constructive discharge and related claims. At trial, the jury found for the plaintiff on retaliation and constructive discharge counts and awarded the plaintiff an aggregate of $360,000 of compensatory damages and $275,000 of punitive damages. The judge and jury found for the Company on all other counts. In July 1996, the judge vacated the jury verdict and granted the Company's motion for a new trial. A date for the retrial has not been set. The Company intends to continue to defend this case vigorously. While it is not feasible to predict the outcome of this case, management believes that its ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

(c) In July 1996, a lawsuit brought by Joyce Sexton, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, fraud and related claims. At trial, the jury found in favor of the Company on all counts. The plaintiff has now filed a motion for a new trial as to her fraud claim.

(d) The Company is also a party to a lawsuit filed by a male former Company employee seeking monetary damages due to alleged wrongful termination and intentional infliction of emotional distress arising out of his termination of employment in March 1994. At trial in June 1996, the jury found for the plaintiff and awarded $65,000 in compensatory damages and $350,000 in punitive damages. The Company's post-trial motions to vacate the verdict and for a new trial have been denied. The Company intends to appeal the verdict.

ITEM 4.   (A) AND (C)   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 16, 1996, the following matters were submitted and approved by shareholders:

1. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                                   Affirmative          Negative/Abstaining
                                   -----------          -------------------

Charles R. Allen                    11,972,516             544,498
Joseph F. Caliguiri                 12,211,212             305,802
Daniel J. Fink                      12,199,387             317,627
Robert E. La Blanc                  11,064,322           1,452,691
Thomas G. Pownall                   12,202,417             314,596
Gene W. Ray                         10,384,782           2,132,232

J. S. Webb                          10,372,589           2,144,424

2.  Adoption of the 1995 Employee Stock Purchase Plan.

    Affirmative Votes                   10,835,499
    Negative Votes                       1,590,768
    Abstaining                              90,609

3.  Adoption of the 1996 Directors' Stock Option and Equity Participation Plan.

    Affirmative Votes                   10,471,601
    Negative Votes                       1,914,161
    Abstaining                             131,113

4.  Ratification of Selection of Arthur Andersen LLP as the Company's Auditors.

    Affirmative Votes                   12,433,286
    Negative Votes                          52,455
    Abstaining                              31,272

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)(27) Financial Data Schedule

          (b) The Company filed the following:

              (1)   Current report on Form 8-K dated June 6, 1996 (as amended by
                         Form 8-K/A dated August 7, 1996), to report the consummation of the acquisition of Eldyne, Inc., Unidyne Corporation and Diversified Control Systems.

                              THE TITAN CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 1996

                                          THE TITAN CORPORATION



                                          /s/ BERNARD M. HIRL
                                          --------------------------
                                          By: Bernard M. Hirl
                                              Senior Vice President and
                                              Chief Financial Officer