Form 10-Q
period 1996-09-30
TITAN CORP
filed 1996-11-14
CIK 32258

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               ------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________________ to _____________________
                               ________________________

                                               Commission file number  1-6035

                              The Titan Corporation
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         95-2588754
------------------------------------------------            -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

3033 Science Park Road, San Diego, California                    92121
-------------------------------------------------           -------------------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)         (619) 552-9500
                                                            -------------------

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   x   No
                                   -----    -----

     The number of shares of registrant's common stock outstanding at November 8, 1996, was 16,168,194.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)



                                                 Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                               -----------------------      ------------------------
                                                  1996          1995           1996           1995
                                               ----------     --------       --------      ---------
Revenues..................................     $ 34,854       $ 34,983       $ 95,188       $ 99,455
                                                 ------         ------         ------         ------
Costs and Expenses:
   Cost of revenues.......................       28,965         27,637         75,931         74,423
   Selling, general and administrative
      expense.............................        6,923          5,723         19,142         17,544
   Research and development expense.......        1,343          1,299          3,722          4,774
   Other income, net......................           --           (773)            --           (773)
                                                 ------         ------         ------         ------
      Total costs and expenses............       37,231         33,886         98,795         95,968
                                                 ------         ------         ------         ------

Operating profit (loss)...................       (2,377)         1,097         (3,607)         3,487

Interest expense..........................         (745)          (371)        (1,902)          (840)
Interest income...........................           46              4             64             47
                                                 ------         ------         ------         ------

Income (loss) before income taxes.........       (3,076)           730         (5,445)         2,694
Income tax provision (benefit)............       (1,107)           260         (1,865)           970
                                                 ------         ------         ------         ------

Net income (loss).........................       (1,969)           470         (3,580)         1,724
Dividend requirements on preferred
    stock.................................          219            174            585            521
                                                 ------         ------         ------         ------

Net income (loss) applicable
    to common stock.......................      $(2,188)       $   296        $(4,165)        $1,203
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------

Average common shares outstanding.........       16,107         14,214         14,981         13,962
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------

Net income (loss) per average
    common share..........................      $  (.14)       $   .02       $   (.28)        $  .09
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)


                                                 September 30,    December 31,
                                                      1996            1995
                                                  ------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.......................$  3,145         $  5,833
   Accounts receivable - net.......................  40,767           39,360
   Inventories.....................................  12,489           10,399
   Prepaid expenses and other......................   2,437            2,872
   Deferred income taxes...........................   5,864            4,809
                                                    -------          -------
      Total current assets.........................  64,702           63,273

Property and equipment - net.......................  20,163           18,295
Goodwill - net.....................................  22,693            3,550
Other assets.......................................  11,113           10,052
                                                    -------          -------
   Total assets                                    $118,671         $ 95,170
                                                    -------          -------
                                                    -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................$  9,453         $ 10,184
   Lines of credit.................................  22,949            9,200
   Note payable to shareholder.....................   1,000              --
   Income taxes payable............................     653              --
   Accrued compensation and benefits...............   7,444            9,192
   Other accrued liabilities.......................   9,770           13,803
   Current portion of long-term debt...............   1,020            1,019
                                                    -------          -------
      Total current liabilities....................  52,289           43,398
                                                    -------          -------

Long-term debt.....................................   5,872            4,281
Other non-current liabilities......................  10,073            8,852

Series B cumulative convertible redeemable
   preferred stock, $3,000 liquidation preference,
   6% cumulative annual dividend, 500,000 shares
   issued and outstanding..........................   3,000              --

Stockholders' equity:
   Preferred stock; $1 par value; authorized
      2,500,000 shares:
   Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding..................................     695              695
   Series A junior participating: none issued            --               --
   Common stock; $.01 par value; authorized
      30,000,000 shares; issued and outstanding:
      17,132,616 and 15,087,087....................     171              151
   Capital in excess of par value..................  43,529           31,148
   Retained earnings...............................   6,004           10,169
   Treasury stock (964,768 and 1,161,147 shares),
      at cost......................................  (2,962)          (3,524)
                                                    -------          -------
         Total stockholders' equity................  47,437           38,639
                                                    -------          -------
   Total liabilities and stockholders' equity      $118,671         $ 95,170
                                                    -------          -------
                                                    -------          -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)

                                                       Nine months ended
                                                         September 30,
                                                     ----------------------
                                                        1996        1995
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)....................................$ (3,580)     $ 1,724
Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
      Other income...................................    --           (773)
      Depreciation and amortization..................   4,220        3,013
      Deferred income taxes and other................  (1,690)         663
      Changes in assets and liabilities, net of
        effects from businesses sold and acquired:
         Accounts receivable.........................  10,030       (3,180)
         Inventories.................................  (4,793)        (820)
         Prepaid expenses and other assets...........    (190)       2,003
         Accounts payable............................  (2,378)         793
         Accrued compensation and benefits...........  (3,659)      (2,707)
         Restructuring activities....................  (3,817)         --
         Other liabilities...........................  (1,909)      (7,603)
                                                       ------       ------

Net cash used for operating activities...............  (7,766)      (6,887)
                                                       ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures.................................  (4,330)      (6,684)
Capitalized software costs...........................  (2,008)        (804)
Payment for purchase of businesses, net
   of cash acquired..................................  (1,000)          --
Proceeds, net of transaction costs, from sale
   of businesses.....................................   2,492           252
Other................................................     245          (874)
                                                       ------       ------

Net cash used for investing activities...............  (4,601)       (8,110)
                                                       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:

Reductions of debt...................................  (3,436)         (411)
Additions to debt....................................  13,356        10,400
Dividends paid.......................................    (585)         (521)
Proceeds from stock issuances........................     344         3,077
                                                       ------       ------

Net cash provided by financing activities............   9,679        12,545
                                                       ------       ------
Net decrease in cash and cash equivalents............  (2,688)       (2,452)
Cash and cash equivalents at beginning of period.....   5,833         5,129
                                                       ------       ------

Cash and cash equivalents at end of period........... $ 3,145       $ 2,677
                                                       ------       ------
                                                       ------       ------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (in thousands of dollars, except per share data)


                                         Cumulative              Capital
                                         Convertible            in Excess
                                         Preferred     Common    of Par     Retained     Treasury
                                           Stock        Stock     Value      Earnings      Stock      Total
                                         --------      ------   ---------    --------    ---------   ------
Nine months ended September 30, 1996
------------------------------------

Balances at December 31, 1995           $  695     $    151    $ 31,148       $ 10,169   $ (3,524)   $ 38,639
   Stock issuance for acquisition                        19      11,510                                11,529
   Exercise of stock options                              1         405                       (62)        344
   Shares contributed to employee
      benefit plans                                                 466                       624       1,090
   Dividends on preferred stock -
      Cumulative Convertible,
        $.75 per share                                                            (521)                  (521)
      Series B, 6% annual                                                          (64)                   (64)
   Net loss                                                                     (3,580)                (3,580)
                                         -----       ------     -------        -------    -------     -------
Balances at September 30, 1996          $  695     $    171    $ 43,529       $  6,004   $ (2,962)   $ 47,437
                                         -----       ------     -------        -------    -------     -------
                                         -----       ------     -------        -------    -------     -------

Nine months ended September 30, 1995
------------------------------------

Balances at December 31, 1994          $   695     $    146    $ 27,860       $ 14,671   $ (4,604)   $ 38,768
   Stock issuance                                                 1,413                       912       2,325
   Exercise of stock options and
      other                                               4       1,136                      (388)        752
   Shares contributed to employee
      benefit plans                                                                           458         458
   Dividends on preferred stock -
      $.75 per share                                                             (521)                   (521)
   Net income                                                                   1,724                   1,724
                                         -----       ------     -------       -------     -------     -------
Balances at September 30, 1995          $  695      $   150    $ 30,409      $ 15,874    $ (3,622)   $ 43,506
                                         -----       ------     -------       -------     -------     -------
                                         -----       ------     -------       -------     -------     -------



The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

NOTE (2)  ACQUISITION

On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). Eldyne, Unidyne, and DCS are information technology businesses that provide the Department of Defense and other government customers with systems research, development and prototyping, fleet integration, insertion of technology into existing systems, control systems and life cycle support. The overall transaction consideration consisted of $1 million cash, 1,921,534 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 4), assumption of indebtedness (see Note 3), and a promissory note for $1 million issued to Jack Witt, the principal stockholder of the acquired companies. The Company also entered into a retainer agreement for the services of Mr. Witt, providing for an annual retainer of $.3 million, payable monthly, for 6 years beginning May 24, 1996. Estimated other direct costs approximate $3 million. The $1 million note is due on March 15, 1997, and interest of 10% per annum is due quarterly and at maturity.

The acquisition has been accounted for as a purchase, and, accordingly, the Company's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. The purchase agreements contain certain terms that may require contingent payments by the Company or the seller and/or return of the Company's common stock by the seller. Such transactions would be recorded as adjustments to the purchase price. The excess of the purchase price over the estimated fair value of net assets acquired of $19.6 million at September 30, 1996 is being amortized using a straight-line method over 30 years.

Unaudited proforma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1995 are shown below:

                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                           -------------------      ------------------
                             1996        1995         1996     1995
                           --------     ------      -------   --------

   Revenues               $ 34,854    $ 48,304    $ 119,524 $ 135,547
   Net income (loss)        (1,969)       (189)      (5,275)    1,836
   Net income (loss)
     per share            $   (.14)    $  (.03)    $   (.37) $   (.07)


The proforma net loss for the nine months ended September 30, 1996 includes certain unanticipated operating adjustments made to the Eldyne, Unidyne and DCS historical financial statements including, but not limited to, long-term contract earnings revisions, and changes to the carrying value of certain assets, primarily receivables.


NOTE (3)  DEBT

At September 30, 1996 and December 31, 1995, the Company had debt outstanding of $20,055 and $9,200, respectively, under a bank line of credit. The Company also had commitments under letters of credit at September 30, 1996 of $656 which reduced availability under the line of credit. In September 1996, the Company entered into an amendment to the line of credit which increased the maximum borrowing availability from $17,000 to $22,000. Pursuant to the amendment, the availability under this line decreased to $14,000 upon the receipt of the proceeds of the Company's convertible subordinated debt offering in November 1996 (See Note 6 - Subsequent Event). Also under the amendment, the Company and its wholly owned subsidiary, Titan Information Systems Corporation ("TIS"), granted the bank a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and the Company pledged the stock of TIS, Eldyne and Unidyne to the bank. The amendment also deleted or revised certain financial covenants. The amended line of credit does, however, contain financial covenants which require the Company to maintain stipulated levels of net worth, a specified ratio of total liabilities to tangible net worth and a specified quick ratio. The Company was in compliance with these covenants as of September 30, 1996.

In connection with the acquisition of Eldyne, Unidyne, and DCS, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a separate credit agreement with Crestar Bank which provides for a working capital line of credit facility, a mortgage note and an equipment note. At September 30, 1996, $2,894 was outstanding under the line of credit at a rate of 8.23%. The agreement allows borrowings on the line through December 31, 1996 at an interest rate of LIBOR plus 2.75% and up to an aggregate of $7,000, limited by the sum of various percentages of billed and certain unbilled government and commercial receivables. The line of credit is collateralized by substantially all of the assets of the acquired companies, and borrowings up to $2,500 under the line have been guaranteed by the Company. The line of credit also requires that borrowings be used only for Eldyne and Unidyne, and prohibits these entities and DCS from transferring funds to the Company. The mortgage note of $1,256 and the equipment note of $137 at September 30, 1996, are collateralized by real estate and equipment, bear interest at LIBOR plus 2.5% and require monthly payments through February 15, 2000 and 1999, respectively.

The Crestar credit agreement contains, among other financial covenants, provisions which require Eldyne and Unidyne to maintain stipulated levels of tangible net worth, working capital and leverage. Eldyne and Unidyne entered into an amendment with Crestar Bank in September 1996 which revised certain of these financial covenants. Eldyne and Unidyne were in compliance with these covenants as of September 30, 1996.

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

NOTE (5)  RESTRUCTURING

In 1995, the Company adopted a formal plan of restructuring that resulted in charges of approximately $5,431 to provide for, among other things, disposition of businesses not central to the Company's long-term strategy, as well as related severance and other charges. During the first nine months of 1996, charges against restructuring reserves for severance were $991, related to 83 employees terminated throughout the Company, and other charges to the reserves, primarily related to the exiting of businesses, were $2,836. These other charges reflect the sale on July 26, 1996 of the Company's Electronics division, which was part of the Defense Systems segment. At September 30, 1996, approximately $1,140 of the initial restructuring accrual remained in other accrued liabilities. This remaining balance was comprised of approximately $75 for further reductions in personnel and approximately $1,065 for costs associated with the exiting of businesses and the termination of certain agreements. The group of businesses planned to be exited in the restructuring plan had revenues of $2,312 and $3,926 and an operating loss of $349 and $709 for the three months and revenues of $11,568 and $10,461 and operating profit of $1,549 and an operating loss of $923 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE (6) SUBSEQUENT EVENT

In November 1996, the Company issued $34,500 of 8.25% convertible subordinated debentures due 2003. The debentures are convertible into common stock of the Company at a conversion price of $3.50 per share, subject to adjustment upon the occurrence of certain events. The debentures are redeemable, on or after November 2, 1999, initially at 104.125% of principal amount and at decreasing prices thereafter to 100% of principal amount through maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder upon a change in control, as defined in the indenture governing the debentures, at 100% plus accrued interest. The net proceeds of the offering will be used to repay borrowings under the Company's bank lines of credit and for working capital and general corporate purposes.

NOTE (7)   OTHER FINANCIAL DATA

                                     September 30,       December 31,
                                          1996              1995
                                      -------------     -------------

Inventories:
   Materials                           $  3,103          $  3,152
   Work-in-process                        7,840             4,159
   Finished goods                         1,546             3,088
                                        -------           -------
                                       $ 12,489          $ 10,399
                                        -------           -------
                                        -------           -------

Supplemental disclosure of cash payments (receipts) is as follows:

                         Three Months Ended       Nine Months Ended
                           September 30,             September 30,
                         ------------------       -----------------
                           1996        1995         1996       1995
                         --------     -----       --------    -----
   Interest                $  471    $  205      $   1,475    $ 412
   Income taxes              (926)       29         (1,067)    (775)

During the nine month periods ended September 30, 1996 and 1995, the Company utilized treasury stock of $1,090 and $458, respectively, for benefit plan contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months and nine months ended September 30, 1996 and 1995:


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             ------------------       -------------------
                              1996       1995          1996      1995
                             ------     -------       ------   ---------

Revenues:

   Communications Systems   $    895   $  1,698      $ 2,736    $ 5,774
   Software Systems            3,306      7,732       13,986     26,060
   Defense Systems            25,229     18,665       62,169     49,037
   Emerging Technologies       5,424      6,888       16,297     18,584
                             -------    -------      -------    -------
                            $ 34,854   $ 34,983      $95,188    $99,455
                             -------    -------      -------    -------
                             -------    -------      -------    -------

Operating Profit (Loss):

   Communications Systems   $ (2,373)  $ (1,215)     $(6,665)   $(4,049)
   Software Systems             (478)       716         (344)     5,788
   Defense Systems             1,656      1,078        6,383      3,439
   Emerging Technologies         211        326          (56)       608
                             -------    -------      -------    -------

   Segment operating profit
      (loss) before
      Corporate                 (984)       905         (682)     5,786

   Corporate                  (1,393)       192       (2,925)    (2,299)
                             -------    -------      -------    -------
                            $ (2,377)  $  1,097      $(3,607)  $  3,487
                             -------    -------      -------    -------
                             -------    -------      -------    -------

                              THE TITAN CORPORATION


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

                          (Dollar amounts in thousands,
                             except per share data)


RESULTS OF OPERATIONS

Consolidated results:

Revenues for the third quarter of 1996 were $34,854, down slightly from revenues of $34,983 in the third quarter of 1995. Revenues for the nine months ended September 30 were $95,188 and $99,455 in 1996 and 1995, respectively. In both the third quarter and nine months ended September 30, 1996 compared to the corresponding periods of 1995, revenue decreases were experienced in all segments except Defense Systems. The Company reported a net loss of $1,969 and $3,580 for the third quarter and nine months of 1996 compared to net income of $470 and $1,724 for the third quarter and nine months of 1995. These changes were due principally to the Company's continuing investment in the commercial Communications Systems segment, the impact of the reduced revenue volume of high-margin commercial software business and, with respect to the nine months ended September 30, 1996, additional costs associated with the negotiated conclusion of certain programs with a major customer in the Software Systems segment, partially offset by increased profits in the Defense Systems segment resulting from the impact of the acquired businesses of Eldyne, Unidyne, and DCS.

Selling, general and administrative expense ("SG&A") increased in the third quarter and nine months of 1996 compared to the same periods in 1995. In both comparative periods, increased sales and marketing costs in the Company's commercial broadband communications business and increased administrative costs resulting from the acquired businesses were partially offset by decreased administrative costs resulting from restructuring activities, primarily in the Software Systems business. Research and development costs (R&D) increased overall from $1,299 in the third quarter of 1995 to $1,343 for the same period in 1996, and decreased from $4,774 for the nine months of 1995 to $3,722 for the same period in 1996. For the third quarter of 1996, increased R&D efforts in the Defense Systems segment related to the development of certain compact terminals and miniaturized satellite modems were partially offset by decreased R&D expenditures in the Communications Systems segment. For the nine months of 1996, the decline in R&D expenditures in the Defense Systems and Emerging Technologies segments resulted in the overall decreased R&D costs.

Net interest expense increased $332 and $1,045 in the third quarter and nine months ended September 30, 1996 compared to the same periods in 1995, due to increased borrowings under the Company's line of credit, increased interest on the Company's deferred compensation plan and the loan agreement entered into in December 1995 to finance machinery and equipment at the Company's new San Diego medical sterilization facility. Average borrowings on the Company's line of credit were $12,248 and $5,703 at weighted average interest rates of 8.03% and 8.31% in the nine months ended September 30, 1996 and 1995, respectively.

The income tax benefit reflects a 36% and 34% effective rate in the third quarter and nine months of 1996, respectively, compared to a 36% effective rate provision in the third quarter and nine months of 1995. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Revenues in the Communications Systems segment decreased $803 from $1,698 in the third quarter of 1995 to $895 in the third quarter of 1996. This decline reflects the completion in the first quarter of 1996 of the Company's satellite communications contract in Thailand, the completion of the initial order in the broadband communications business area and delays in follow-on orders. The Company made the first shipment on its $9.6 million rural telephony contract in the second quarter of 1996 and the first shipment on its $2.7 million contract in the broadband communications business area in the third quarter of 1996. The operating loss for this segment increased from $1,215 in the third quarter of 1995 to $2,373 in the third quarter of 1996, principally due to the reduced revenues and the Company's continued planned investment in the digital television product line, resulting in increased SG&A and R&D costs in that area.

Software Systems segment revenues decreased $4,426 from $7,732 in the third quarter of 1995 to $3,306 in the third quarter of 1996, primarily due to a reduction of revenues of $3,613 from a major telecommunications customer, which was, however, partially offset by growth of $927 in other custom software business. The reduction of operating income of $1,194 from operating income of $716 in the third quarter of 1995 to a loss of $478 in the third quarter of 1996 was principally due to the impact of the loss of historically high-margin business and the absence of corresponding decreases in SG&A costs.

In the Defense Systems segment, revenues grew $6,564, from $18,665 in the third quarter of 1995 to $25,229 in the third quarter of 1996. Increased revenues generated from the acquired businesses of Eldyne, Unidyne and DCS of $13,485 were partially offset by a decline in revenues resulting from the wind-down of the work subcontracted to the buyer of the Applications Group (sold in April
1994), certain changes in contract estimates, and the impact of the sale of the Electronics division in July 1996. Operating income in the segment increased $578, from $1,078 in the third quarter of 1995 to $1,656 in the third quarter of 1996. This increase is primarily due to operating income generated from the acquired businesses, partially offset by reduced operating income resulting from reduced revenues.

In the Emerging Technologies segment, revenues decreased $1,464 from $6,888 in the third quarter of 1995 to $5,424 in the third quarter of 1996, due primarily to the completion of certain pulsed power systems business contracts with the French government, and reduced revenues in the government funded R&D business resulting primarily from the impact of the sale of the shaped-charge munitions business in September 1995. Segment operating income decreased $115 from $326 in the third quarter of 1995 to $211 in the third quarter of 1996. The increased R&D efforts and SG&A costs associated with start-up businesses were the primary reason for the decline in operating income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

The revenues for the Communications Systems segment decreased $3,038 from $5,774 in the nine months ended September 30, 1995 to $2,736 in the nine months ended September 30, 1996, due to the completion of the initial order in the broadband communications business area and the satellite communications contract in Thailand. Segment operating loss increased from $4,049 in the nine months ended September 30, 1995 to $6,665 in the nine months ended September 30, 1996, principally due to the reduced sales volume and the Company's continued planned investment in the digital television product line, particularly accelerated sales and marketing efforts.

The Software Systems segment revenues decreased $12,074 from $26,060 in the nine months ended September 30, 1995 to $13,986 in the nine months ended September 30, 1996, principally due to a reduction of revenues of $14,352 from a major telecommunications customer, partially offset by growth of $2,989 in other custom software business. Operating income decreased $6,132 from operating income of $5,788 in the nine months ended September 30, 1995 to a loss of $344 in the nine months ended September 30, 1996, resulting from the impact of the reduced sales volume, and the absence of corresponding decreases in SG&A. Although SG&A costs decreased in dollars due to cost-control measures implemented as revenues decreased, SG&A costs increased in relation to revenues due to increased efforts to diversify the business base.

Defense Systems revenues increased $13,132 from $49,037 in the nine months ended September 30, 1995 to $62,169 in the nine months ended September 30, 1996. Increased revenues from the acquisition of Eldyne, Unidyne and DCS of $18,189, and increased 1996 revenues related to the Mini-DAMA satellite terminal production contract were partially offset by decreased revenues from the subcontract to the buyer of the Applications Group as noted above. Segment operating income increased $2,944 from $3,439 in the nine months ended September 30, 1995 to $6,383 in the nine months ended September 30, 1996. This increase was due primarily to the increased operating income of $1,594 generated from the acquired businesses, impact of the non-recurring credits recorded as a result of favorable developments with certain government audit agencies, as well as changes in the allowances on the carrying value of certain assets being disposed of.

The Emerging Technologies segment revenues decreased $2,287 from $18,584 in the nine months ended September 30, 1995 to $16,297 in the nine months ended September 30, 1996, due to decreased revenues in the government funded R&D and pulsed power systems businesses, offset by growth in the environmental business. Segment operating income decreased $664 from operating income of $608 in the nine months ended September 30, 1995 to a loss of $56 in the nine months ended September 30, 1996, principally due to the reduced sales volume and due to increased R&D efforts and SG&A costs associated with start-up businesses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, Titan used $7,766 cash for operating requirements. In addition to funding the net loss, other significant cash uses included an increase in inventories of $4,793 related principally to government satellite communications and commercial rural telephony products, funding requirements for certain accrued compensation obligations of $3,659 and funding of $3,817 of restructuring activities. Cash was provided primarily by collection of certain large receivables in the Defense Systems segment and by borrowings under the Company's line of credit, the refinancing of the Company's Denver Scan facility, and the sale of the Company's Electronics Division, which provided $10,055, $1,773 and $2,492, respectively.

Borrowings under the Company's bank line of credit have been a principal source of funding the Company's operating requirements. As of September 30, 1996 the Company had debt outstanding of $20,055 under a $22,000 line of credit. In addition, the Company had commitments under letters of credit at September 30, 1996 of $656, which reduced availability under the line of credit to $1,289. In September 1996, the Company entered into an amendment to the line of credit agreement which increased the maximum borrowing availability from $17,000 to $22,000. The borrowing availability decreased, however, to $14,000 upon the completion of the issuance of the subordinated debt discussed below. Under the September 1996 amendment, Titan and its wholly-owned subsidiary, TIS, granted the bank a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents. The amended line of credit agreement contains financial covenants which require the Company to maintain stipulated levels of net worth, a specified ratio of total liabilities to tangible net worth and a specified quick ratio. The Company was in compliance with these covenants as of September 30, 1996. The maturity date of the line of credit is May 30, 1997.

In connection with the Company's acquisition of Eldyne, Unidyne and DCS in May 1996, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a separate credit agreement with Crestar Bank which provides, among other things, for a working capital line of credit facility of up to $7 million for Eldyne and Unidyne. The actual borrowing base is limited for each of Eldyne and Unidyne to the sum of various percentages of billed and certain unbilled government and commercial receivables. The line of credit is secured by substantially all of the assets of Eldyne, Unidyne and DCS. At September 30, 1996, $2,894 was outstanding under this line of credit. This line of credit agreement contains certain financial covenants that require each of Eldyne and Unidyne to maintain stipulated levels of tangible net worth, working capital and leverage. The line of credit requires that borrowings be used only for Eldyne and Unidyne, and prohibits those entities from transferring funds to the Company. Eldyne and Unidyne entered into an amendment with Crestar Bank in September 1996 which revised certain of these financial covenants. Eldyne and Unidyne were in compliance with these covenants as of September 30, 1996. The Company has guaranteed up to $2.5 million of indebtedness under this line of credit. The maturity date of the line of credit is December 31, 1996. The Company intends to renegotiate this line of credit with Crestar and/or other banks.

In November 1996, the Company issued $34,500 of 8.25% convertible subordinated debentures due 2003. The net proceeds of approximately $32,400 were used to repay the borrowings under the Company's revolving lines of credit. The Company intends to use the remaining proceeds to fund working capital requirements and other general purposes, including possible acquisitions and joint ventures.

As of Novemer 12, 1996, the Company had available cash of $6,201, which includes the remaining net proceeds from the subordinated debt offering, and remaining availability of $12,725 on the Company's bank line of credit. However, cash requirements for the remainder of 1996 are expected to continue to be significant. The Company intends to continue its investment in the further development of business ventures within the Communications Systems segment. To finance this investment the Company is investigating a number of alternatives that include continued working capital management, utilization of the availability under the Company's bank line of credit and new debt and equity sources. There can be no assurance that the Company will be successful in obtaining such additional funding. In such event, the Company would have to reassess its investment in its start-up ventures.

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

                              THE TITAN CORPORATION


                           PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

      (a) In April 1996, a lawsuit brought by Celinda J. Grier, a former Company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, wrongful termination, constructive discharge and related claims. At trial, the jury found for the plaintiff on retaliation and constructive discharge counts and awarded the plaintiff an aggregate of $360,000 of compensatory damages and $275,000 of punitive damages. The judge and jury found for the Company on all other counts. In July 1996, the judge vacated the jury verdict and granted the Company's motions for a new trial. The retrial date has been set for November 25, 1996. The Company intends to continue to defend this case vigorously. While it is not feasible to predict the outcome of this case, management believes that its ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

      (b) In July 1996, a lawsuit brought by Joyce Sexton, a former company employee, was tried in the United States District Court for the Eastern District of Virginia. The lawsuit sought monetary damages based upon various counts of alleged gender discrimination, fraud and related claims. At trial, the jury found in favor of the Company on all counts. The plaintiff filed a motion for a new trial as to her fraud claim and this motion was denied. The time period during which the plaintiff may file an appeal has expired.

       (c) The Company is also a party to a lawsuit filed by a male former Company employee seeking monetary damages due to alleged wrongful termination and intentional infliction of emotional distress arising out of his termination of employment in March 1994. At trial in June 1996, the jury found for the plaintiff and awarded $65,000 of compensatory damages and $350,000 in punitive damages. The Company has filed an appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)(27) Financial Data Schedule

                              THE TITAN CORPORATION


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 14, 1996

                                          THE TITAN CORPORATION





                                          /S/ BERNARD M. HIRL
                                          ---------------------------------
                                          By: Bernard M. Hirl
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer