Form 10-K
period 1996-12-31
TITAN CORP
filed 1997-03-31
CIK 32258

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996
                                   -OR-

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


Title of each class               Name of exchange on which registered
$1.00  Cumulative Convertible Preferred Stock, $1.00 par value
New York Stock Exchange
Common Stock, $.01 par value
Preferred Stock Purchase Rights

     Securities registered pursuant to Section 12(g) of the Act: None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $ 58,476,049.

      Number of shares of Common Stock outstanding at March 17, 1997:
16,035,157

                  Document Incorporated By Reference

      Proxy Statement for the 1997 Annual Meeting of Stockholders on May 15, 1997. (The Company has or will have filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A.) With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 1997 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Part III.

                             PART I

Item 1. Business

General Development and Description of Business

The Titan Corporation ("Titan" or the "Company") is an innovative high technology company which groups its businesses in four industry segments:
Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business unit is satellite communications, which develops and sells satellite earth station networks and related systems. The second business unit, broadband communications, specializes in providing complete turnkey security for television delivery systems. The Software Systems segment provides custom software products and services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software. The Defense Systems segment, serving primarily the U.S. Government, includes satellite communications products, systems analysis and design, object-oriented software development services, and systems integration services for customers with large data management needs. The Emerging Technologies segment contains environmental consulting and medical product sterilization, together with established businesses generally involved in Department of Defense (DoD) funded research and development contracts and the manufacture of pulsed power electron systems and linear accelerators for both government and industrial customers.

For the past several years, the Company has pursued a strategy to use the technology and experience gained in its defense business to build commercial business. At the same time, the Company has continued to focus on growing its defense business in key market areas. As part of this strategy to strengthen its core defense operations, the Company acquired three information technology companies, Eldyne, Inc., Unidyne Corporation, and Diversified Control Systems, Inc. in May 1996.

COMMUNICATIONS SYSTEMS SEGMENT

The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business is satellite communications, which develops and sells bandwidth-efficient, cost-effective satellite earth station networks and related systems which address the demand for telephony services. Some of these products include high-efficiency network management systems and voice processing and redundant control circuitry for reliable transmissions. A key feature of the Company's products is its defense-derived DAMALink(TM) network management software system, which allows for multiple simultaneous users to access efficiently the same satellite channel, resulting in cost savings and improved operational flexibility for the customer. To address the need for telecommunications infrastructure in developing countries, the Company has designed and developed its Xpress Connection system as a cost-effective means to link remote locations into the public switched network in developing countries. These systems are being marketed in Asia and Latin America.

In the third quarter of 1995, the Company received a $9.6 million fixed price contract to develop a rural telephony system in Indonesia. In September 1996, the contract was amended to add a Singapore company as a second party. The revised contract provides the two parties the option to purchase additional terminals and other equipment. In addition, the two parties have the exclusive right to market and sell the Xpress Connection for use in Indonesia and jointly with the Company in the remainder of the Asian Palapa C1 and C2 satellites' coverage area. Delivery of certain components of the telephony system commenced in 1996. In addition, in the third quarter of 1996, the Company received a $4 million contract to provide a communications network for a bank in Thailand.

The second business unit, broadband communications, specializes in providing complete turnkey security for television delivery systems, with applications for delivery of television programming via wireless, satellite, coaxial cable, and fiber optics. In January 1995, the Company signed its first equipment purchase agreement to provide analog equipment and software to control access to a wireless television service in New York City. During 1996, the Company received a $12.75 million purchase order from this customer for delivery of additional conditional access system equipment and set-top box decoders. In addition, the Company was awarded a $2.7 million contract with this customer for a system in Thailand.

During 1996, the Company continued to make significant investments adapting its analog system for use in digital video transmission systems in order to address the digital and wireless direct-to-home satellite and private business television markets. The Company is actively marketing its systems in domestic and international markets. The Company has been pursuing a process to identify potential strategic investors for the broadband communications business. To date, an appropriate strategic investor has not been identified. Furthermore, the Company is assessing other strategic alternatives related to the broadband communications business. The Company has taken certain actions early in 1997 to significantly reduce the broadband unit's operating costs.

SOFTWARE SYSTEMS SEGMENT

The Software Systems segment provides custom software products and services to clients desiring to upgrade their information systems. These services assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server object-oriented software. The Company provides the services and resources necessary to design, develop and implement these projects, including systems consulting, project management, work-flow analysis, industry and application knowledge, implementation, training and program maintenance.

To date, the Company's software systems work has focused on the telecommunications industry, the FAA, and financial institutions. The Company's work has included development and support for access carrier client/server applications, system-to-system communications for the real-time exchange of maintenance information between an access customer and long-distance providers, real time customer support applications, new client/server data management architectures and improved trouble shooting and reporting for telecommunications systems.

The Software Systems segment has been, and for at least the near future is anticipated to be, substantially dependent on business from a major telecommunications customer. Revenues in 1996 from this customer were approximately $8.3 million. The Company continues to do a significant amount of work for this customer, and has been actively seeking to build on its work for this customer to obtain additional clients in the telecommunications and other industries. The Company is also developing and implementing enterprise-wide information networks for a federal agency and is providing information services activities, which include process re-engineering and development for network management, for a major financial institution.

DEFENSE SYSTEMS SEGMENT

The Defense Systems segment includes two business units, information and communications systems. These units provide their information and communications systems solutions primarily to the U.S. Department of Defense (DoD) and intelligence agencies, focusing on key areas of secure satellite communications and information process re-engineering using distributed computing and client/server software.

The Company provides information systems solutions to government customers with large data management and control requirements. The Company's services include systems analysis and design, object-oriented software development services and systems integration. The Company focuses on marketing its services to intelligence agencies, NATO and other government agencies where the Company has extensive knowledge of the enterprise's operations and information systems needs. This knowledge assists the Company in providing a comprehensive solution to a customer's problem which is compatible with the customer's overall information systems architecture and strategy, as opposed to developing merely a technical solution to a specific problem. The Company's initial work generally involves a thorough analysis of the customer's enterprise structure and processes and information system needs. Once this strategic analysis is completed, the Company designs the technology solution to meet the customer's needs. This process typically involves software development by the Company, coupled with integration of commercial "off-the-shelf" software and hardware as available. On many procurements, the Company will team with other industry participants in order to offer a multi-company solution to the customer.

In May 1996, the Company acquired Eldyne, Unidyne and DCS, which provide the Department of Defense and other government customers with systems research, development and prototyping, and integration and life cycle support of electronic, information and control systems. In particular, Eldyne provides engineering, assembly and installation services for communications, sonar and navigation systems. These services include designing digital communications hardware and software, planning and managing U.S. Navy programs, designing high-speed data acquisition and process control software, researching electromagnetic interference and control, performing communciations hardware integration, testing and evaluating prototype shipboard electronic systems, and performing complex computer simulations of magnetic and electrical fields. Unidyne provides its customers with a variety of technical support services, including electronics and mechanical design, computer-aided drafting and computer-aided manufacturing services, technical documentation, prototyping, electronics and mechanical fabrication and various industrial activities such as equipment installation, overhaul/refurbishment and providing skilled trades personnel. Subsequent to year-end, the Company received a $50 million task order contract to provide communications systems integration support for the U.S. government. In addition, Titan received new awards from the U.S. Navy, with an initial value of $5 million in 1997 and a total potential value of $25.3 million over the next five years for electronic systems, support and equipment for submarine undersea warfare.

The defense communications business develops and produces advanced satellite terminals and associated voice/data processing modems using DAMA (Demand Assigned Multiple Access) technologies. These products are specifically tailored to meet defense requirements, provide highly secure communications and are produced in relatively small quantities. Until recently, the government generally obtained new products that were designed and developed under fixed price development contracts which require the products to meet very rigorous military specifications. The government has now shifted to a nondevelopment procurement approach under which companies are encouraged to perform their own research and development programs to have products readily available for purchase and to incorporate commercial "off-the-shelf" components where feasible in order to reduce costs. To address this trend, the Company has combined expertise gained under government-sponsored development projects and its own internal development efforts to enable it to provide advanced technology solutions based on commercial components. The Company was contracted by the U.S. Air Force in 1987 to develop a satellite communications technique called DAMA, and has subsequently been awarded more than $100 million in government funded development projects related to this technology. The Company has enhanced this position by investing significant resources in internal development projects to create a variety of DAMA-based products which utilize commercial components. These efforts have resulted in the Mini-DAMA terminal used by the U.S. Navy, as well as other satellite communications products based on DAMA technology. In early 1997, the Company was awarded a $4.5 million contract to provide Mini-DAMA terminals for installation on patrol aircraft for the Royal Australian Air Force.

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

EMERGING TECHNOLOGIES SEGMENT

The Emerging Technologies segment contains a group of mature businesses generally involved in Department of Defense funded research and development contracts, the design and manufacture of pulsed power systems, and various early stage commercial businesses, involved in medical product sterilization services and systems and environmental consulting services. The Company's strategy is to cultivate the research and development activities as a source of additional DoD and commercial products, systems or services.

The Emerging Technologies segment performs various government-sponsored research and development projects, primarily comprised of cost-reimbursable contracts. These research and development activities involve a number of technologies including those necessary to develop and manufacture high-powered microwave tubes. The Company also designs and manufactures custom particle accelerators and pulsed power systems. These systems include linear electron accelerators for applications including medical products sterilization and food pasteurization.

The Company's medical product sterilization business is based upon advanced linear accelerator technology developed from the Company's research and development activities. This business provides sterilization services and systems to the medical device marketplace in two ways; (i) its owner-operated facilities; and (ii) sales and installations of turnkey sterilization systems. The Company owns and operates two medical sterilization facilities -- one in Denver, Colorado and one in San Diego, California. These facilities provide electron beam sterilization services using Titan's SureBeam(R) process to producers of disposable medical products. The facility in Denver, now operating at near full capacity, has been operational since July 1993, and the facility in San Diego became operational in January 1996. In 1996, the Company secured a five-year contract with a customer in San Diego as its anchor customer. In December 1996, the Company sold its second turnkey electron beam sterilization system.

The environmental consulting and services business provides a range of professional environmental consulting and engineering services to commercial customers. These services include remediation strategy development, site assessment, risk assessment, remediation technology selection, contract management and oversight of regulatory agency approvals.

Government Contracts

Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated $102,925,000 in 1996, $81,632,000 in 1995 and $93,107,000 in
1994. These amounts represent 75%, 61% and 68% of total revenues in 1996, 1995, and 1994, respectively.

Titan's Government customers include the Navy, the Army, the Air Force, and other Government agencies, including the Federal Aviation Administration, the Federal Emergency Management Agency, the Department of Commerce, the National Aeronautics and Space Administration, the Defense Nuclear Agency and others. The Company's business is dependent to a large extent upon continued funding from these and other government agencies.

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

The Company's business with the Government and prime contractors is generally performed under cost reimbursement, fixed price or time and materials contracts. Cost reimbursement contracts for the Government provide for reimbursement of costs plus the payment of a fee. Under fixed price contracts, the Company agrees to perform certain work for a fixed price. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense.

The following table gives the percentage of revenues realized by the Company from the three primary types of Government contracts during the years indicated.

   Contract Type                      1996     1995     1994
   Cost Reimbursement..............   52.9%    54.7%    59.9%
   Fixed Price.....................   40.9     40.2     36.8
   Time and Materials..............    6.2      5.1      3.3
                                     100.0%   100.0%   100.0%

Industry Segments, Significant Customers and Export Revenues

Reference is made to Note 5 to the accompanying consolidated financial statements.

Raw Materials

The Company operates both fabrication and assembly facilities and also purchases certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases.

Patents, Trademarks and Trade Secrets

The policy of the Company is to apply for patents and other appropriate statutory protection when it develops new or improved technology. The Company presently holds over 40 U.S. patents, as well as a number of trademarks and copyrights. However, it does not rely solely on such statutory protection to protect its technology and intellectual property. In addition to seeking patent protection for its inventions, the Company relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights. The Company attempts to protect its trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by the Company for its products and services have been registered with the U.S. Patent and Trademark Office.

Backlog

Contracts undertaken by the Company may extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in the Company's backlog. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees.

The Company's commercial backlog represents contracts primarily for services. By segment, the commercial backlog is approximately $26.3 million, $12.5 million, $5.2 million and $3.1 million for Communications Systems, Emerging Technologies, Software Systems and Defense Systems, respectively.

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

The Company's backlog consists of the following approximate amounts as of December 31:

         Backlog                               1996          1995
    Commercial backlog................... $ 47,113,000  $ 25,949,000
    U.S. Government funded backlog.......   49,256,000    32,903,000
    U.S. Government unfunded backlog.....   98,881,000    19,883,000
                                          $195,250,000  $ 78,735,000

Backlog at December 31, 1996 includes $97.7 million from Eldyne, Unidyne and DCS, which were acquired by the Company in May 1996 and excludes backlog of the Company's Electronics division which was sold in July 1996.

In addition to the backlog described above, at December 31, 1996, the Company had remaining priced options of over $60 million from the U.S. Navy for full-scale production of its Mini-DAMA satellite communications terminal. The Company expects that a substantial number of these options will be exercised in the future, although there is no assurance that any options will be exercised.

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

The Company expects to realize approximately 75% of its 1996 backlog by the end of 1997.

Research and Development

The Company maintains a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Total expenditures for research and development were $9,295,000, $16,667,000, and $12,699,000 in 1996, 1995, and 1994,
respectively. These expenditures included company funded research and development of $4,789,000, $5,904,000, and $5,339,000, and customer sponsored research and development of $4,506,000, $10,763,000, and $7,360,000, in 1996, 1995, and 1994, respectively. The majority of the Company's customer sponsored research and development activity is funded under contract to the U.S. Government.

Competitive Conditions

Communications Systems. The Company is one of many companies providing satellite earth station networks and related subsystems in commercial markets. The products compete based primarily on quality, reliability, service and price. Competition is intense, and many competitors have greater financial and personnel resources than does the Company.

The Company is one of a few companies in the secure distribution of television business. These products compete based primarily on quality, reliability, service and price. The Company's major competitors include General Instrument Corporation and Scientific Atlanta, Inc., both of whom have significantly greater resources than the Company.

Software Systems. The Company is one of many developers producing custom software for high technology clients. The custom software industry is rapidly changing and is subject to technological obsolescence. Many of the Company's customers in this business have their own in-house capabilities to perform certain types of services that might otherwise be performed by the Company. The primary factors of competition in the business in which the Company is engaged include technical skills, knowledge of specific industry operations for which the software is being developed, management and marketing expertise and price.

Defense Systems. The Company designs, manufactures and sells earth stations and related subsystems for use in military satellite communications systems. Although the Company has significant market share in certain segments of the military satellite communications systems market, some competitors have greater financial and personnel resources than the Company.

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

Emerging Technologies. The Company is one of a few companies involved in the sterilization of disposable medical products prior to their use. This service competes primarily on quality, reliability, service, safety, environmental acceptability and price. The Company's major competitors are Isomedix, Inc. and Sterigenics International, Inc.

The Company competes against a wide variety of companies to perform funded research and development contracts for the Government. Many of these companies have substantially greater financial and technical resources than the Company.

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

Employees

At the end of fiscal 1996, the Company employed approximately 1,449 employees, predominantly located in the United States.

Item 2. Properties

The Company's operations occupy approximately 680,650 square feet of space located throughout the United States. The large majority of the space is office space. Substantially all of the Company's facilities are leased. For lease commitment information, reference is made to Note 8 to the accompanying financial statements.

It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. Substantially all of the machinery and equipment employed by Titan in its business is owned by the Company.

The locations of the principal operating facilities of the Company and its consolidated subsidiaries at the end of 1996 were as follows:

       Communications Systems               Software Systems
       San Diego, California                San Diego, California
                                            Reston, Virginia
                                            Washington, D.C.
                                            Colorado Springs, Colorado
       Defense Systems                      Tampa, Florida
       San Diego, California                Dallas, Texas
       Reston, Virginia
       Norfolk, Virginia
       Richmond, Virginia
       Hanover, Maryland
       Vallejo, California                  Emerging Technologies
       Heathrow, Florida                    San Diego, California
       Denver, Colorado                     San Leandro, California
       Boston, Massachusetts                Dublin, California
       Dayton, Ohio                         Chatsworth, California
       Huntsville, Alabama                  Albuquerque, New Mexico
       Niantic, Connecticut                 Denver, Colorado
                                            Bozeman, Montana
                                            Princeton, New Jersey
                                            Tempe, Arizona

Item 3. Legal Proceedings

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

The Company is involved in appeals of the judgments resulting from the trials of two separate lawsuits filed by former employees claiming, among other things, wrongful termination and discrimination. The Company intends to vigourously pursue and defend against the appeals of these cases. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange ("NYSE"). As of March 3, 1997, there were approximately 3,400 holders of record of the Company's common stock and 740 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the New York Stock Exchange as of March 3, 1997, were $3.50 and $10.75, respectively. The quarterly market price ranges for the Company's common and preferred stock on the New York Stock Exchange in 1996 and 1995 were as follows:

                   Common Stock              1996               1995

                   Fiscal Quarter        High     Low        High   Low
                       First            $7.38   $6.00       $7.13  $5.63
                       Second            7.13    5.50        9.38   6.25
                       Third             5.63    3.63       10.38   8.50
                       Fourth            4.38    2.50        9.63   6.63

                Cumulative Convertible
                   Preferred Stock           1996               1995

                   Fiscal Quarter       High      Low      High      Low
                       First           $12.63    $12.00    $11.88  $10.88
                       Second           12.13     11.38     12.25   11.63
                       Third            11.50     10.88     13.25   11.75
                       Fourth           10.88     10.00     12.88   11.88

No dividends were paid on the Company's common stock in 1996 or 1995. Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

Item 6. Selected Financial Data

 (in thousands of dollars,
except  per share data)        1996      1995      1994      1993      1992
Operating Results:
   Revenues                  $137,722   $133,967  $136,206 $149,414   $148,762
   Net income (loss)           (3,378)    (3,807)    5,953   (7,906)     3,631
   Net income (loss) per common
      share                      (.27)      (.33)      .40     (.73)       .26

Financial Position:
   Cash and cash equivalents     2,052      5,833     5,129   5,374      4,344
   Total assets                127,848     95,170    81,903  93,214     90,679
   Long-term debt               40,071      4,281       765      --      9,500
   Redeemable preferred stock    3,000         --        --      --         --
   Stockholders' equity         46,645     38,639    38,768  29,321     36,016
   Preferred dividends             803        695       695     695        695

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (The following should be read in conjunction with the consolidated financial statements and related notes. Dollar amounts are expressed in thousands.)

COMPANY OVERVIEW

Throughout 1996, Titan continued to pursue its strategy of strengthening its core defense businesses and investing in its early stage commercial businesses. Investment dollars were provided from the issuance of $34.5 million of convertible subordinated debentures, proceeds of which were used to repay borrowings under its bank credit facilities and to fund working capital requirements.

Significant accomplishments achieved by Titan's emerging commercial businesses this year included the award of a $12.75 million purchase agreement for delivery of additional conditional access system equipment and set-top box decoders to a U.S. company and a $2.7 million award for a similar system in Thailand, the initial shipments on the Company's rural telephony development contract in Indonesia, the award of a $4 million contract to provide a communications network in Bangkok, and the opening of the San Diego medical sterilization facility. These accomplishments marked significant progress for Titan. However, the need to complete product development and realize positive profit contributions from the commercialization process has heightened the challenge of internally funding these start-up activities. Titan's strategic plan focuses on the pursuit of various financing alternatives including, but not limited to, public and private offerings of minority interests in certain of its subsidiaries and the sale of non-core businesses, in order to provide additional funding for the development and commercialization of new products and services.

The Company is currently involved in a number of early stage businesses, most notably commercial satellite communications, broadband communications, and medical device sterilization. Certain investments made in these early stage businesses have been capitalized and are included in the balance sheet, primarily within the captions of Inventories, Property and Equipment, and Other Assets, which includes capitalized software costs. At December 31, 1996, these capitalized investments aggregate approximately $18.8 million. These early stage businesses are in various growth stages and have not yet generated sufficient revenues to achieve profitability. The capitalized investments in these businesses are substantially complete. However, significant sales and marketing efforts related to the commercialization process are expected to continue. Management intends to carefully monitor its return on investment from all of its early stage businesses. The Company has been pursuing a process to identify potential strategic investors for the broadband communications business. To date, an appropriate strategic investor has not been identified. The Company intends to reduce its investment in this area in 1997, and has taken actions to significantly reduce the broadband communications business operating costs.

An essential element of the Company's long-term strategy is the growth associated with its core Defense Systems segment. As part of this strategy, Titan acquired Eldyne, Unidyne, and Diversified Control Systems ("the Acquired Companies") in May 1996. The Acquired Companies provide the Department of Defense and other government customers with systems research, development and prototyping, and integration and life cycle support of electronic, information and control systems. The services and systems provided by the Acquired Companies are complementary to those provided by the existing Defense Systems businesses. During 1996, achievements in this segment included the exercise of an additional $8.3 million production option and additional orders aggregating $6 million for Mini-DAMA satellite communications terminals, and a $2.9 million contract with NATO to provide hardware and software products, as well as systems integration. Subsequent to year-end, the Company received a $50 million task order contract to provide communications systems integration support for the U.S. government. In addition, Titan received new awards from the U.S. Navy, with an initial value of $5 million in 1997 and a total potential value of $25.3 million over the next five years for electronic systems, support and equipment for submarine undersea warfare.

OPERATING RESULTS

The table below sets forth Titan's consolidated revenues, operating profit
(loss), net interest expense, income tax provision (benefit) and net income (loss) for each of the three years ended December 31, 1996:

                                      1996          1995         1994
Revenues                          $ 137,722     $ 133,967    $ 136,206
Operating profit (loss)              (2,157)       (3,955)       9,635
Interest expense, net                 2,961         1,059          632
Income tax provision (benefit)       (1,740)       (1,207)       3,050
Net income (loss)                    (3,378)       (3,807)       5,953

Titan's consolidated revenues were $137,722, $133,967 and $136,206 in 1996, 1995 and 1994, respectively. The revenue growth in 1996 was attributable to the Defense Systems segment, primarily reflecting the revenues generated by Eldyne, Unidyne and DCS from the date of acquisition, offset by revenue declines in the Communications Systems, Software Systems and Emerging Technologies segments. Excluding revenues from Titan's Applications Group, which was sold in April 1994, Titan's pro forma 1994 revenues were $124,293. Increased revenues in 1995 over pro forma 1994 were generated in all segments.

Titan's consolidated operating profit (loss) has been significantly impacted by a number of factors in each of the three years shown above. Combined selling, marketing, and research and development expenses were $11,121, $12,008 and $9,686 in 1996, 1995 and 1994, respectively, reflecting Titan's efforts to expand commercial applications of its technologies and to continue developing certain defense communication technologies. General and administrative expenses have remained relatively constant over the 3 year period, with savings from cost-cutting actions offset by increased investment in the Company's emerging commercial businesses, primarily the Communications Systems segment. Restructuring charges were recorded in both 1995 and 1994 reflecting management's efforts to adapt to both internal and external forces impacting Titan's long-term operating strategy. The 1994 charge was offset by a $12,700 pre-tax gain resulting from the sale of Titan's Applications Group.

Net interest expense has fluctuated significantly over the three year period ended December 31, 1996. Generally, the principal component of interest expense is the Company's borrowings under its bank lines of credit. In addition, the 1996 interest expense includes the interest related to the convertible subordinated debentures issued by the Company in November 1996. Borrowings from the Company's bank lines of credit averaged $12,315, $6,400, and $4,180 at weighted average interest rates of 8.2%, 8.8% and 7.6% during 1996, 1995 and 1994, respectively. Also affecting interest expense is interest on the Company's deferred compensation and retiree medical obligations. Interest expense related to these items was $801, $726 and $529 for 1996, 1995 and 1994, respectively. Interest on the deferred compensation obligation will continue to increase as the total obligation increases, while interest on the retiree medical obligation is expected to decrease.

Income taxes reflect effective rates of 34%, 24% and 34% in 1996, 1995 and 1994, respectively. The difference between the actual provision and the effective provision (based on the United States statutory tax rate) in 1995 was due to the alternative minimum tax and to permanent differences between financial statement income and taxable income.

Business Segments

Communications Systems: The Communications Systems segment contains two business units, both targeting rapidly growing commercial markets. The first business unit is satellite communications, which develops and sells satellite earth station networks and related systems which address the demand for telephony services. The second business unit, broadband communications, specializes in providing complete turnkey security for television delivery systems, with applications for delivery of television programming via wireless, satellite, coaxial cable and fiber optics.

Revenues in this segment were $5,885, $7,490 and $6,319 in 1996, 1995 and 1994, respectively. The composition of the revenues was significantly different over the three year period. Revenues in the satellite communications business unit were approximately $3,600 in 1996, $5,100 in 1995, and $6,000 in 1994. However, in early 1995, Titan sold its transceiver manufacturing division which was part of this business unit. On a pro forma basis, excluding the sold division, the satellite communications revenues were approximately $4,600 and $2,200 in 1995 and 1994, respectively. The decrease in pro forma revenues to $3,600 in 1996 from $4,600 in 1995 was principally due to delays in shipments on the Company's rural telephony contract. The increase in pro forma revenues from 1994 to 1995 resulted primarily from obtaining and performing on a contract to develop and integrate a satellite communications network in Thailand. Revenues in 1996 included approximately $2,200 of broadband communications revenues from the completion of the Company's first contract in this business area and revenues from a follow-on order with this same customer. The decrease in revenues from 1995 to 1996 was due to delays in receiving the follow-on order mentioned above. The 1995 segment revenues included approximately $2,400 of broadband communications revenues from the Company's first contract in this business area. There were no broadband communications revenues in 1994.

The segment's operating loss was $7,841 in 1996 compared to $4,488 in 1995 and $7,927 in 1994. The losses in 1996 and 1995 reflect the start-up nature of this segment's businesses which requires significant selling, marketing and research and development activities disproportionate to the level of revenues generated. The Company has been pursuing a process to identify potential strategic investors for the broadband communications business. To date, an appropriate strategic investor has not been identified. The Company intends to reduce its investment in this area in 1997, and has taken certain actions to significantly reduce the broadband communications business operating costs. The loss in 1994 includes approximately $5,400 of losses and restructuring charges associated with Titan exiting its transceiver manufacturing business.

Software Systems: The Software Systems segment provides custom software products and services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server, object-oriented software.

Revenues in this segment were $18,505 for 1996, $33,175 in 1995, and $28,868 in 1994. One customer accounted for approximately $8,000 of this segment's revenue in 1996 and $24,000 of this segment's revenue in both 1995 and 1994. In the second half of 1995, this segment experienced reduced demand from this customer and this trend continued in 1996. Excluding the revenues from this customer, there was moderate growth in other custom software business.

Segment operating loss was $137 in 1996, compared to operating income of $3,803 in 1995 and $6,237 in 1994. The 1996 results were due primarily to reduced sales from the previously mentioned customer, the timing of corresponding decreases in selling, general and administrative expense, and additional costs associated with a negotiated conclusion of certain programs with this customer. The 1995 decrease was principally due to the effect of restructuring charges for severance and other reorganization costs and the impact of reduced sales volume mentioned previously.

Defense Systems: The Defense Systems segment includes two business units, information and communications systems, which provide systems solutions primarily to U.S. and allied government and defense customers. The defense information systems business supports high priority government programs by providing information systems engineering services, development and integration of systems and specialized products, as well as systems research, development and prototyping. The defense communications business develops and produces advanced satellite terminals and associated voice/data processing modems. These products are specifically tailored to meet defense requirements, provide highly secure communications and are produced in relatively small quantities.

Revenues in this segment were $90,902, $67,948, and $78,780 for 1996, 1995 and 1994, respectively. However, excluding revenues attributable to the Company's Applications Group, which was sold in 1994, pro forma segment revenues were $66,867 in 1994. Revenues increased in 1996 principally due to $33,600 revenues generated from the acquired companies Eldyne, Unidyne and DCS. Revenue growth from the Mini-DAMA production contract also contributed to the revenue increase in this segment. Revenues in 1996, 1995 and 1994 included approximately $6,100, $18,300 and $9,700, respectively, for work subcontracted to the buyer of the Applications Group. There was no operating profit associated with these revenues. This contract was substantially completed in 1996. Revenues and operating profit for 1995 included approximately $1,400 recovered from a termination for convenience claim with the U.S. Government for work performed in prior years.

Segment operating income in 1996 was $10,018, compared with $4,456 in 1995, and $4,725 in 1994. The operating income increase in 1996 is attributable to the revenue growth discussed previously, and certain non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs based upon favorable developments with certain government audit agencies, as well as changes in the carrying value of assets being disposed of. Operating results for 1994 include $2,500 of profit resulting from a favorable settlement and from improved contract performance on the Company's Mini-DAMA fixed price development contract. This profit was offset by a charge of approximately $3,200 for restructuring costs related to the Electronics division.

Emerging Technologies: Emerging Technologies contains a group of mature businesses generally involved in Department of Defense (DoD) funded research and development contracts and various early stage commercial businesses, involved in medical product sterilization services and systems and environmental consulting services. The Company's strategy is to use the research and development activities as a source for developing additional DoD and commercial products, systems and services.

Revenues in this segment were $22,430, $25,354 and $22,239 in 1996, 1995 and 1994, respectively. Approximately $7,600 of 1996 and $7,400 of 1995 revenue was generated by the segment's early stage businesses. Substantially all remaining revenue for all periods presented was derived from the various established business lines. The decline in 1996 revenue is primarily attributable to the sale of the Company's shaped-charged munitions business in September 1995 and the completion of certain pulsed power systems contracts with the French government. This segment's operating profit (loss) has not been material in relation to the Company's consolidated operating results. Generally losses experienced by the start-up operations have offset profits contributed by the segment's other lines of business.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, Titan used $12,684 cash for operating requirements. In addition to funding the net loss, other significant cash uses included an increase in inventories of $5,461 principally related to commercial rural telephony products and to government satellite communications, funding requirements for certain accrued compensation obligations of $2,427 and funding of $4,099 of restructuring activities. Cash was provided primarily by collection of receivables in the Defense Systems segment of $3,633, the proceeds from the issuance of the convertible subordinated debentures, net of issuance costs and the repayments of borrowings under the Company's revolving lines of credit, of $9,739, the refinancing of the Company's Denver Scan facility for $1,773, and proceeds from the sale of the Company's Electronics division of $2,492.

In November 1996, the Company issued $34,500 of 8.25% convertible subordinated debentures due 2003. The net proceeds of approximately $32,400 were used to repay the borrowings under the Company's revolving lines of credit. The remaining funds were used to fund working capital requirements and other general purposes.

As of December 31, 1996, there were no borrowings outstanding under the Company's $14,000 bank line of credit, and the Company had available cash of $2,052. The Company had commitments under letters of credit at December 31, 1996 of $1,104, which reduced availability under the line of credit to $12,896. The maturity date of the line of credit is May 31, 1997. Subsequent to December 31, 1996, the Company received a commitment from the bank to renew the facility through May 31, 1998.

In connection with the Company's acquisition of Eldyne, Unidyne and DCS in May 1996, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a separate credit agreement with a lender which provides, among other things, for a working capital line of credit facility of up to $7,000 for Eldyne and Unidyne. The actual borrowing base is limited for each of Eldyne and Unidyne to the sum of various percentages of billed and certain unbilled government and commercial receivables. At December 31, 1996, there were no borrowings outstanding under this line of credit. The Company had commitments under letters of credit at December 31, 1996 of $85, which, in addition to borrowing base limitations, reduced availability under the line of credit to $4,663. The Company has guaranteed up to $2,500 of indebtedness under this line of credit. The maturity date of the line of credit is May 31, 1997. The Company intends to renegotiate this line of credit with the lender and/or other banks.

Cash requirements for 1997 are expected to continue to be significant. Investments in product development within the Communications Systems segment were substantially complete in 1996, however, the Company plans to continue aggressive sales and marketing efforts. The Company has been pursuing a process to identify potential strategic investors for the broadband communications business. To date, an appropriate strategic investor has not been identified. Because there can be no assurance that the Company will be successful in obtaining outside funding, the Company will continue to reassess its investment in all its early stage businesses, in relation to the availability of funding sources, both internal and external. As part of this assessment, the Company has taken certain actions in early 1997 to reduce operating costs in the broadband communications business.

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

Entry Into Commercial Business. Prior to 1992, the Company's revenues had been derived principally from business with the Department of Defense and other government agencies. Since that time, the Company has pursued a strategy of using the technology from its defense business to build commercial businesses. This strategy presents certain significant risks for the Company. Many of the Company's commercial businesses, such as satellite communications, broadband communications, and medical sterilization, remain in an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to develop and maintain marketing, sales and customer support capabilities, to secure appropriate third party manufacturing arrangements, to respond to the rapid technological advances inherent in these markets, to secure the necessary financing to support these activities and, ultimately, to design and manufacture products or provide services acceptable to buyers in its target markets. Certain of the Company's new products, including products for which the Company has contracts for delivery, are still in the testing stage. There can be no assurance that such tests will be completed satisfactorily or that the Company will be able to satisfy all of the requirements for delivery of and payment for these products. In addition, many of the opportunities in the satellite communications and broadband communications businesses are large, international projects which involve lengthy sales cycles. The Company's efforts to address these risks have required, and will continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks or in developing these commercial businesses.

Reliance on Major Software Customer. The Company's Software Systems business is substantially dependent on business from a major telecommunications company to develop and support access carrier client/server software applications. Revenues from this customer totaled approximately $8.3 million, $24.5 million, and $24.3 million or 6%, 18%, and 18% of total Company revenues in 1996, 1995, and 1994, respectively. In the second half of 1995, the Company experienced reduced demand from this customer and this trend continued in 1996. The loss of this customer, or a substantial delay or continued decrease in the amount of its business, could have a material adverse effect on the Software Systems segment's results of operations and financial condition.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement
Schedules


                                                                       Page
Report of Independent Public Accountants............................    15
Financial Statements
   Consolidated Statements of Operations............................    16
   Consolidated Balance Sheets......................................    17
   Consolidated Statements of Cash Flows............................    18
   Consolidated Statements of Stockholders' Equity..................    19
   Notes to Consolidated Financial Statements....................... 20-31

Supporting Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants:

Schedule II - Valuation and Qualifying Accounts.....................    38

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Titan Corporation:

We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                                           /S/
                                                    ARTHUR ANDERSEN LLP

San Diego, California
February 20, 1997

                            The Titan Corporation
                    Consolidated Statements of Operations
                    (in thousands, except per share data)


                                             For the years ended December 31,
                                             1996          1995         1994
Revenues                                  $137,722      $133,967     $136,206

Costs and expenses:
   Cost of revenues                        110,589       102,231       99,921
   Selling, general and
     administrative expense                 24,501        23,538       22,511
   Research and development expense          4,789         5,904        5,339
   Restructuring and other (income)
     expense, net                              --          6,249       (1,200)

   Total costs and expenses                139,879       137,922      126,571


Operating profit (loss)                     (2,157)       (3,955)       9,635

Interest expense                            (3,026)       (1,154)        (923)
Interest income                                 65            95          291


Income (loss) before income taxes           (5,118)       (5,014)       9,003
Income tax provision (benefit)              (1,740)       (1,207)       3,050


Net income (loss)                           (3,378)       (3,807)       5,953
Dividend requirements on preferred stock      (803)         (695)        (695)


Net income (loss) applicable
  to common stock                           $(4,181)    $ (4,502)    $  5,258


Net income (loss) per weighted
  average common share                      $  (.27)    $   (.33)    $    .40


Weighted average common shares outstanding   15,278       13,445       13,288

The accompanying notes are an integral part of these consolidated financial statements.


                            The Titan Corporation
                         Consolidated Balance Sheets
         (in thousands of dollars, except shares and per share values)


                                                       As of December 31,

                                                       1996         1995
Assets
Current Assets:
  Cash and cash equivalents                         $  2,052     $ 5,833
  Accounts receivable - net                           47,509      39,360
  Inventories                                         13,157      10,399
  Prepaid expenses and other                           2,059       2,872
  Deferred income taxes                                6,037       4,809

     Total current assets                             70,814      63,273

Property and equipment - net                          21,005      18,295
Goodwill  - net of accumulated amortization
  of $4,723 and  $3,842                               21,348       3,550
Other assets - net                                    14,681      10,052

     Total assets                                   $127,848     $95,170

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                  $  8,394     $10,184
  Line of credit                                         --        9,200
  Note payable to related party                        1,000         --
  Current portion of long-term debt                    1,010       1,019
  Accrued compensation and benefits                    8,680       9,192
  Other accrued liabilities                           10,615      13,803
  Total current liabilities                           29,699      43,398

Long-term debt                                        40,071       4,281
Other non-current liabilities                          8,433       8,852
Commitments and contingencies
Series B cumulative convertible
 redeemable preferred stock,
   $3,000 liquidation preference,
   6% cumulative annual dividend,
   500,000 shares issued and outstanding               3,000         --

Stockholders' Equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
      Cumulative convertible, $13,897
      liquidation preference:
      694,872 shares issued and outstanding              695        695
      Series A junior participating,
       authorized 250,000 shares: none issued             --        --
   Common stock: $.01 par value, authorized 30,000,000
      shares, issued and outstanding: 17,133,680 and
      15,087,087 shares                                  171        151
   Capital in excess of par value                     42,751     31,148
   Retained earnings                                   5,988     10,169
   Treasury stock
     (1,106,114 and 1,161,147 shares), at cost        (2,960)    (3,524)

      Total stockholders'equity                       46,645     38,639

      Total liabilities and stockholders' equity    $127,848    $95,170

The accompanying notes are an integral part of these consolidated financial statements.

                            The Titan Corporation
                    Consolidated Statements of Cash Flows
                          (in thousands of dollars)

                                            For the years ended December 31,
                                              1996       1995       1994
Cash Flows from Operating Activities:
Net income (loss)                           $(3,378)   $(3,807)   $ 5,953
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
       Depreciation and amortization          5,793      4,117      3,424
       Deferred income taxes and other       (1,909)       178        681
       Change in operating assets
         and liabilities, net of effects
         from businesses sold and acquired:
             Accounts receivable              3,453     (3,196)     8,091
             Inventories                     (5,461)    (3,287)      (494)
             Prepaid expenses and
               other assets                     344        811        160
             Accounts payable                (3,496)     2,782        (44)
             Income taxes payable              (653)        --         --
             Accrued compensation
               and benefits                  (2,427)    (1,808)     1,559
             Restructuring activities        (4,099)      (486)    (1,200)
             Other liabilities                 (851)    (1,249)   (12,218)


Net cash provided by (used for) operating
    activities                              (12,684)    (5,945)     5,912


Cash Flows from Investing Activities:
Proceeds, net of transaction costs, from sale
    of businesses                             2,492      1,835     16,766
Capital expenditures                         (6,179)    (8,988)    (6,244)
Capitalized software costs                   (3,570)    (1,957)    (1,345)
Payment for purchase of businesses,
  net of cash acquired                       (2,679)        --         --
Other                                           170        117         33

Net cash provided by (used for)
  investing activities                       (9,766)    (8,993)     9,210


Cash Flows from Financing Activities:
Additions to debt                            37,000     13,800        --
Retirements of debt                         (15,841)      (621)   (16,871)
Deferred debt issuance costs                 (2,035)        --         --
Proceeds from stock issuances                   348      3,158      2,199
Dividends paid                                 (803)      (695)      (695)


Net cash provided by (used for)
  financing activities                       18,669     15,642    (15,367)

Net increase (decrease) in cash
  and cash equivalents                       (3,781)       704       (245)
Cash and cash equivalents at
  beginning of year                           5,833      5,129      5,374

Cash and cash equivalents at end of year   $  2,052   $  5,833    $ 5,129

The accompanying notes are an integral part of these consolidated financial statements.

                                           The Titan Corporation
                                Consolidated Statements of Stockholders' Equity
                              For the years ended December 31, 1996, 1995 and 1994
                                (in thousands of dollars, except per share data)

                                            Cumulative
                                            Convertible                Capital
                                             Preferred     Common    in Excess of   Retained     Treasury
                                               Stock        Stock      Par Value    Earnings       Stock        Total
                                            ----------   ----------   ----------   ----------   ----------   ----------
Balances at December 31, 1993               $    695     $    138     $ 24,974     $  9,413     $ (5,899)    $ 29,321
   Exercise of stock options                      --            8        2,191           --           --        2,199
   Shares contributed to employee
      benefit plans and other                     --           --           --           --        1,295        1,295
   Income tax benefit from
      employee stock transactions                 --           --          695           --           --          695
   Dividends on preferred stock -
      $1 per share                                --           --           --         (695)          --         (695)
   Net income                                     --           --           --        5,953           --        5,953
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balances at December 31, 1994                    695          146       27,860       14,671       (4,604)      38,768
   Stock issuance                                 --           --        1,413           --          912        2,325
   Exercise of stock options                      --            5        1,209           --         (381)         833
   Shares contributed to employee
      benefit plans                               --           --          322           --          549          871
   Income tax benefit from employee
      stock transactions                          --           --          344           --           --          344
   Dividends on preferred stock -
      $1 per share                                --           --           --         (695)          --         (695)
   Net loss                                       --           --           --       (3,807)          --       (3,807)
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balances at December 31, 1995                    695          151       31,148       10,169       (3,524)      38,639
   Stock issuance for acquisition                 --           18       10,659           --           --       10,677
   Exercise of stock options and other            --            2          408           --          (62)         348
   Shares contributed to
      employee benefit plans                      --           --          466           --          626        1,092
   Income tax benefit from employee stock
      transactions                                --           --           70           --           --           70
   Dividends on preferred stock --
      Cumulative Convertible, $1.00 per share     --           --           --         (695)          --         (695)
      Series B, 6% annual                         --           --           --         (108)          --         (108)
   Net loss                                       --           --           --       (3,378)          --       (3,378)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Balances at December 31, 1996               $    695     $    171     $ 42,751     $  5,988     $ (2,960)    $ 46,645
                                            ==========   ==========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                           The Titan Corporation
                  Notes to Consolidated Financial Statements
               (in thousands of dollars, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. The Titan Corporation provides engineering, technical, management and consulting services in the areas of national security, software systems, communication systems, information systems, electronic control systems, advanced research and development, sterilization and the environment. The Company also develops, designs, manufactures and markets satellite communications subsystems, broadband communications systems, and pulsed power products including linear accelerators.

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

Start-up Activities. The Company is involved in a number of start-up ventures, most notably commercial satellite communications, broadband communications, and medical device sterilization. Certain investments made in these start-up ventures are reflected in the balance sheet, primarily within the captions of Inventories, Property and Equipment, and Other Assets, which includes capitalized software costs. These capitalized investments aggregate approximately $18,810 at December 31, 1996. The capitalized investments in these businesses were substantially complete in 1996. These start-up ventures are in various early growth stages and have not yet generated sufficient revenues to achieve profitability. At this time, management plans to continue to invest in these ventures, though the level of such investment may change based on the business' operating performance and cash flows. Furthermore, management will continue to review and evaluate all alternatives related to these investments, including strategic partnering, joint venturing, or sale. The realizability of the related assets is routinely assessed by management from both an operating perspective, as well as through giving consideration to strategic alternatives believed to be available.

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

Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

Inventories. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out
(FIFO) and weighted average methods, or market.

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 32 years for buildings, 2 to 15 years for leasehold improvements and 3 to 7 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization business is depreciated based on units of production.

Goodwill. The excess of the cost over the fair value of net assets of purchased businesses ("goodwill") is amortized on a straight-line basis over varying lives ranging from 5 to 30 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

Capitalized Software Costs. The Company's policy is to amortize capitalized software costs over the greater of (a) the ratio that current gross revenues for a product bears to the total of current and amortized future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Notwithstanding the above, the maximum amortization period is four years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, could be reduced in the future which could significantly impact the carrying amount of the capitalized software costs.

Impairment of Long-Lived Assets. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The adoption of this statement had no material effect on the Company's financial statements.

Stock Based Compensation. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25. Therefore, the adoption of SFAS 123 by the Company had no effect on the Company's financial position and results of operations.

Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Per Share Information. Per share information is based on the weighted average number of common shares and all dilutive common share equivalents outstanding. Common stock equivalents consist primarily of shares issuable upon the exercise of stock options. Conversion of the Series A Preferred Stock has not been assumed as the effect of the conversion would not be dilutive in any of the periods presented. Neither the Series B Preferred Stock nor the Company's convertible subordinated debentures are considered common stock equivalents for the purpose of earnings per share calculations. Common stock equivalents were not considered in the calculation of net loss per share in 1996 and 1995, as the impact would be antidilutive.

Note 2. Acquisition

On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). Eldyne, Unidyne, and DCS are information technology businesses that provide the Department of Defense and other government customers with systems research, development and prototyping, and integration and life cycle support of electronic, information, and control systems. The overall transaction consideration, excluding associated transaction costs and expenses, consisted of $1 million cash, 1,921,534 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 9), assumption of indebtedness (see Note 7), and a promissory note for $1 million issued to the principal stockholder of the acquired companies. The $1 million note is due on March 15, 1997, and interest of 10% per annum is due quarterly and at maturity. The Company also entered into a retainer agreement for the services of the principal stockholder, providing for an annual retainer of $.3 million, payable monthly, for 6 years beginning May 24, 1996. The net present value of the remaining balance of the retainer agreement ($1.5 million) was paid to the principal stockholder on January 2, 1997. Estimated other direct costs of the acquisition were approximately $3 million.

The acquisition has been accounted for as a purchase, and, accordingly, the Company's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. The purchase agreements provided for a post-closing adjustment to the purchase price based on the final valuation of the acquired assets and assumed liabilities, pursuant to which 142,036 shares of the Company's common stock were returned to the Company by the seller in December 1996. This transaction was recorded as a reduction of $852 to the purchase price in the fourth quarter of 1996. The excess of the purchase price over the estimated fair value of net assets acquired of $18,200 at December 31, 1996 is being amortized using a straight-line method over 30 years.

Unaudited pro forma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1995 are shown below:

                                1996        1995
     Revenues                $162,058    $185,052
     Net loss                  (5,068)     (3,356)
     Net loss per share          (.37)       (.28)

The pro forma net loss for 1996 includes certain unanticipated operating adjustments made to the Eldyne, Unidyne and DCS historical financial statements including, but not limited to, long-term contract earnings revisions, and changes to the carrying value of certain assets, primarily receivables.

Note 3. Restructuring

In 1995, the Board of Directors adopted a formal plan of restructuring that redefined Titan's businesses into four business segments: Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. The plan was an integral part of management's strategy to position the Company for access to capital markets as a significant source of continued development funding. The plan resulted in charges of approximately $5,431 that provided for disposition of businesses not central to the Company's long-term strategy, as well as significant reorganization of the Software Systems and sterilization businesses, reductions of personnel, and other actions associated with reorganizing the structure of the Company. As of December 31, 1996, the planned restructure activities have been substantially accomplished. Management currently anticipates that the remaining reserves will be applied to costs estimated to be incurred in the first half of 1997. During 1996, charges against restructuring reserves for severance were $1,125, related to 85 employees terminated throughout the Company, and other charges to the reserves, primarily related to the exiting of businesses, were $2,974. These other charges reflect the sale on July 26, 1996 of the Company's Electronics division, which was part of the Defense Systems segment. At December 31, 1996, approximately $815 of the initial restructuring accrual remained in other accrued liabilities for costs associated with the exiting of businesses and the termination of certain agreements. The group of businesses planned to be exited in the restructuring plan had revenues of $14,160 and $19,384 and operating income
(loss) of $2,802 and $(298) for 1996 and 1995, respectively.

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

Note 4. Other Financial Data

Following are details concerning certain balance sheet accounts:

                                                      1996           1995
Accounts Receivable:
      U.S. Government - billed                     $ 17,768       $ 14,449
      U.S. Government - unbilled                     19,885         10,758
      Trade                                          10,093         14,447
Less allowance for doubtful accounts                   (237)          (294)
                                                   $ 47,509       $ 39,360

Unbilled receivables include approximately $11,200 and $5,000 at December 31, 1996 and 1995 representing work-in-process which will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled receivables are expected to be collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

                                                   1996           1995
Inventories:
      Materials                                    $  2,051       $  3,152
      Work-in-process                                 9,840          4,159
      Finished goods                                  1,266          3,088
                                                   $ 13,157       $ 10,399

Property and Equipment:
      Machinery and equipment                      $ 29,986       $ 23,429
      Furniture and fixtures                          5,351          3,207
      Land, buildings and leasehold improvements      7,584          3,503
      Construction in progress                          996          6,041
                                                   $ 43,917       $ 36,180

Less accumulated depreciation and amortization      (22,912)       (17,885)

                                                   $ 21,005       $ 18,295

Deferred income taxes of $4,094 and $5,904 and capitalized software costs of $6,413 and $3,088 are included in Other Assets at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, respectively, other liabilities, current and non-current, include $1,352 and $958 related to estimated losses on contracts. In addition, these captions include liabilities for post-retirement benefits for employees of previously discontinued operations of $2,923 and $3,016 at December 31, 1996 and 1995, respectively. Also included in other accrued liabilities are customer advance payments of approximately $2,414 and $1,653 at December 31, 1996 and 1995, respectively, and $815 and $4,914 related to restructuring activities at December 31, 1996 and 1995, respectively.

Note 5. Segment Information

Titan classifies its businesses in four industry segments, Communications Systems, Software Systems, Defense Systems, and Emerging Technologies. The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business unit is satellite communications, which develops, manufactures and sells satellite earth station networks and related subsystems. The second business unit, broadband communications, specializes in providing complete turnkey security for television delivery systems. The Software Systems segment provides custom and semi-custom software development services to assist customers in moving from older mainframe systems to distributed computing systems utilizing client/server software. The Defense Systems segment, serving primarily the U.S. Government, includes satellite communications products; test and evaluation of complex systems; management and technical consulting; training and simulation support; and other consulting and engineering services. The Emerging Technologies segment contains a group of businesses including the start-up medical product sterilization services and systems and environmental consulting services businesses as well as several established businesses generally involved in broad-based technology development primarily for the U.S. Government. Substantially all operations are located in the United States. Export revenues amounted to approximately $10,713, $14,240, and $8,498 in 1996, 1995 and 1994, respectively, primarily to countries in Western Europe and the Far East.

The following tables summarize industry segment data for 1996, 1995 and 1994.

                                                1996        1995       1994
Revenues:
       Communications Systems                $  5,885    $  7,490   $  6,319
       Software Systems                        18,505      33,175     28,868
       Defense Systems                         90,902      67,948     78,780
       Emerging Technologies                   22,430      25,354     22,239

                                             $137,722    $133,967   $136,206

Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $102,925 in 1996, $81,632 in 1995, and $93,107 in 1994. In the Defense Systems segment, revenues in 1996, 1995 and 1994 included approximately $6,100, $18,300, and $9,700, respectively, for work subcontracted to the buyer of the Applications Group which was sold in April 1994. There was no operating profit associated with these revenues. This contract was substantially completed in 1996. Defense Systems 1995 revenues and operating profit included approximately $1,400 recovered from a termination for convenience claim with the U.S. Government for work performed in prior years. Within the Software Systems segment, sales to one customer, a telephone company, totaled $8,325, $24,451, and $24,323, in 1996, 1995 and 1994, respectively. No other single customer accounted for 10% or more of the consolidated revenues for these years. Intersegment sales were not significant in any year.

                                              1996        1995        1994
Operating Profit (Loss):
      Communications Systems             $  (7,841)  $  (4,488)   $ (7,927)
      Software Systems                        (137)      3,803       6,237
      Defense Systems                       10,018       4,456       4,725
      Emerging Technologies                    355          14        (305)
      Corporate                             (4,552)     (7,740)      6,905

                                           $(2,157)   $ (3,955)    $ 9,635

The Defense Systems segment includes Applications Group revenue of $11,913 and operating profit of $919 in 1994 through the date of sale.

Corporate includes corporate general and administrative expenses, certain Corporate restructuring charges, and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

                                            1996         1995        1994
Identifiable Assets:
       Communications Systems            $ 19,035      $ 8,287     $ 4,813
       Software Systems                     6,139        8,945       6,084
       Defense Systems                     66,204       39,587      38,859
       Emerging Technologies               20,014       19,191      12,165
       General corporate assets            16,456       19,160      19,982

                                         $127,848      $95,170     $81,903

General corporate assets are principally cash, prepaid expenses, deferred income taxes, and other assets.

                                           1996         1995        1994
Depreciation and Amortization
   of Property and Equipment,
   Goodwill, and Other Assets:
          Communications Systems        $ 1,072      $   366      $  387
          Software Systems                1,152        1,044         533
          Defense Systems                 2,346        1,744       1,838
          Emerging Technologies           1,094          712         630
          Corporate                         129          251          36

                                        $ 5,793      $ 4,117      $3,424

Capital Expenditures:
       Communications Systems           $ 1,837      $   697     $   397
       Software Systems                     261        1,709       1,784
       Defense Systems                    2,266        1,431       2,003
       Emerging Technologies              1,726        5,007       1,963
       Corporate                             89          144          97

                                        $ 6,179      $ 8,988     $ 6,244

Note 6. Income Taxes

The components of the income tax provision (benefit) are as follows:

                                           1996         1995        1994
Current:
         Federal                         $   --      $(2,232)      $1,377
          State                              --         (220)         203

                                             --       (2,452)       1,580

Deferred                                 (1,740)       1,245        1,470

                                        $(1,740)     $(1,207)      $3,050


Following is a reconciliation of the income tax provision (benefit) expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):


                                           1996        1995        1994
Expected Federal tax provision
           (benefit)                    $(1,740)    $(1,705)     $3,061
State income taxes, net
   of Federal income tax benefits          (256)        (44)        450
Loss carryforwards/carrybacks                --          --        (216)
Research credit                              --          --        (338)
Goodwill amortization                        88         160         149
Alternative minimum tax                      --         100          --
Keyman  life insurance                       36          75          83
Other                                       132         207        (139)
Actual tax provision (benefit)         $(1,740)     $(1,207)    $ 3,050

The deferred tax assets as of December 31, 1996 and 1995, result from the following temporary differences:

                                                    1996       1995
Inventory and contract loss reserves              $ 1,678    $ 3,005
Employee benefits                                   4,507      4,289
Restructuring                                         361      2,786
Tax credit carryforwards                            1,383        815
Depreciation                                       (3,051)    (1,875)
Loss carryforward                                   6,932      1,680
Other                                                (479)     1,213
                                                   11,331     11,913
Valuation allowance                                (1,200)    (1,200)
Net deferred tax assets                           $10,131    $10,713

Realization of certain components of the net deferred tax asset is dependent upon Titan generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company which may not be within the Company's control may limit annual future utilization of these carryforwards.

Net tax refunds in 1996 and 1995 were $322 and $828, respectively. Cash paid for income taxes was $1,252 in 1994.

Note 7. Debt

In November 1996, the Company issued $34,500 of 8.25% convertible subordinated debentures due 2003. The debentures are convertible into common stock of the Company at a conversion price of $3.50 per share, subject to adjustment upon the occurrence of certain events. The debentures are redeemable, on or after November 2, 1999, initially at 104.125% of principal amount and at decreasing prices thereafter to 100% of principal amount through maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder upon a change in control, as defined in the indenture governing the debentures, at 100% of principal amount plus accrued interest. The net proceeds of the offering were used to repay borrowings under the Company's bank lines of credit and for working capital and general corporate purposes. At December 31, 1996, other assets include $1,987 in capitalized costs related to the issuance, which are being amortized to interest expense ratably over the life of the debt.

At December 31, 1996, the Company had no borrowings outstanding under a $14,000 bank line of credit with a maturity date of May 31, 1997. The Company had commitments under letters of credit at December 31, 1996 of $1,104, which reduced availability under the line of credit. The Company currently has the option to borrow at prime plus 0.5 percent or at LIBOR plus 2.5 percent, decreasing to prime or to LIBOR plus 2% after two consecutive quarters of positive net income. Subsequent to December 31, 1996, the Company received a commitment from the bank to renew the facility through May 31, 1998. At December 31, 1995, borrowings outstanding under this agreement were $9,200 at a weighted average interest rate of 8.13%. Borrowings under the Company's lines of credit, including the line with a lender discussed below, averaged $12,315, $6,400, and $4,180 at weighted average interest rates of 8.2%, 8.8% and 7.6% during 1996, 1995 and 1994, respectively.

In September 1996, the Company entered into an amendment to the line of credit under which the Company and its wholly owned subsidiary, Titan Information Systems Corporation ("TIS"), granted the bank a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and the Company pledged the stock of TIS, Eldyne and Unidyne to the bank. The amendment also eliminated or revised certain financial covenants. The amended line of credit does, however, contain financial covenants which require the Company to maintain stipulated levels of net worth, a specified ratio of total liabilities to tangible net worth and a specified quick ratio. The Company was in compliance with these covenants as of December 31, 1996.

In connection with the acquisition of Eldyne, Unidyne, and DCS, the Company's Eldyne and Unidyne subsidiaries assumed and renegotiated a separate credit agreement with a lender which provides for a working capital line of credit facility, a mortgage note and an equipment note. The agreement allows borrowings on the line through May 31, 1997, at an interest rate of LIBOR plus 2.75% and up to an aggregate of $7,000, limited by the sum of various percentages of billed and certain unbilled government and commercial receivables. At December 31, 1996, there were no borrowings outstanding under the line of credit facility. The Company had commitments of $85 under letters of credit, which, in addition to limitations based on receivables, reduced availability under the line of credit to $4,663. The line of credit is collateralized by substantially all of the assets of the acquired companies, and borrowings up to $2,500 under the line have been guaranteed by the Company. The line of credit also requires that borrowings be used only for Eldyne and Unidyne, and prohibits these entities and DCS from transferring funds to the Company. The mortgage note of $1,244 and the equipment note of $122 at December 31, 1996, are collateralized by real estate and equipment, bear interest at LIBOR plus 2.5% and require monthly payments through February 15, 2000 and December 15, 1998, respectively. This credit agreement contains, among other financial covenants, provisions which require Eldyne and Unidyne to maintain stipulated levels of tangible net worth and working capital. Eldyne and Unidyne were in compliance with these covenants as of December 31, 1996.

At December 31, 1996 and 1995, the Company had $5,215 and $5,300, respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%, and 8.5% and 8.56%, respectively.

Cash paid for interest, primarily on these borrowings, was $2,000, $572, and $578, in 1996, 1995, and 1994, respectively.

Note 8. Commitments and Contingencies

Titan is obligated for aggregate rentals of $37,502 under operating lease agreements, principally for facilities. These leases generally include renewal options and require minimum payments of $5,460 in 1997, $4,861 in 1998, $4,152 in 1999, $3,536 in 2000, $3,522 in 2001, and $15,971 for the
years thereafter. Rental expense under these leases was $7,975 in 1996, $7,496 in 1995 and $7,367 in 1994. The Company has entered into a long-term lease agreement for facilities which are owned by an entity in which the Company has a minority ownership interest. Rental expense in 1996, 1995 and 1994 includes $884, $868, and $838, respectively, paid under this agreement.

The Company is involved in appeals of the judgments resulting from the trials of two separate lawsuits filed by former employees claiming, among other things, wrongful termination and discrimination. The Company intends to vigourously pursue and defend against the appeals of these cases. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

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

Note 9. Series B Cumulative Convertible Redeemable Preferred Stock

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

Note 10. Cumulative Convertible Preferred Stock

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

Note 11. Common Stock

At December 31, 1996, 12,800,181 aggregate common shares were reserved for future issuance for conversion of convertible subordinated debentures, preferred stock, all stock incentive plans and warrants.

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

Note 12. Stock-Based Compensation Plans

The Company provides stock-based compensation to officers, directors and key employees through various fixed stock option plans and to all non-executive employees through an employee stock purchase plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the fixed stock option or stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                               1996        1995
Net loss              As reported           $(3,378)     $(3,807)
                      Pro forma              (3,795)      (3,981)

Net loss per share    As reported           $  (.27)     $  (.33)
                      Pro forma                (.30)        (.35)

The Company currently has options available for grant under the Stock Option Plans of 1990 and 1994, The 1992 Directors' Stock Option Plan and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan"). Options authorized for grant under the employee plans and under the directors' plans are 2,000,000 and 230,000, respectively. Under the 1996 Directors' Plan, a director may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the employee plans, an option's maximum term is ten years. Under the directors' plans, options expire 90 days after the option holder ceases to be a director. Employee options may be granted throughout the year; directors' options are granted annually during the first two or three years as a director. All options vest in 25% increments beginning one year after the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: zero dividend yield; expected volatility of 87%; a risk-free interest rate of 6.57%; and an expected life of 5 years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                   1996                      1995
                             Shares   Weighted-Average  Shares   Weighted-Average
                              (000)     Exercise Price   (000)   Exercise Price
Fixed Options

Outstanding at beginning of year 1,219    $ 5.05         1,429      $3.41
Granted                            723      4.42           429       8.02
Exercised                         (125)     3.28          (454)      2.71
Cancelled                         (305)     6.20          (185)      5.16
Outstanding at end of year       1,512      4.66         1,219       5.05

Options exercisable at year-end    480                     452
Weighted-average fair value of
 options granted during the year $3.18                   $5.76

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                 Options Outstanding                   Options Exercisable
Range of    Number    Weighted-Average                   Number
Exercise  Outstanding  Remaining      Weighted-Average Exercisable  Weighted Average
Prices    at 12/31/96 Contractual Life Exercise Price  at 12/31/96   Exercise Price
$2.63-3.50  470,400    6.67 years           $3.23         331,300       $ 3.24
 4.00-5.88  792,500    9.07                  4.33         105,500         4.86
 6.25-9.50  249,500    8.84                  8.41          43,400         9.03
          1,512,400    8.28                  4.66         480,200         4.12

Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Elected officers are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 10 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each subscription period. A subscription period is six months, beginning January 1 and July 1 of each year. The first subscription period under the plan began January 1, 1996. Approximately 11% of eligible employees participated in the Plan and purchased 89,865 shares of Company stock in 1996. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; a life of 1 year; expected volatility of 87%; and a risk-free interest rate of 6.57%. The weighted-average fair value of the purchase rights granted in 1996 was $1.71.

Three of the Company's emerging business subsidiaries have issued stock options for subsidiary stock, which is not publicly traded.

Note 13. Benefit Plans

The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $2,269, $2,514, and $2,291 in 1996, 1995 and 1994, respectively. The Company's discretionary contribution to its Employee Stock Ownership Plan was $339 in 1994. There were no discretionary contributions for 1996 or 1995. During 1996, 1995 and 1994, the Company utilized treasury stock of $1,092, $871, and $1,267, respectively, for benefit plan contributions.

The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan was $901, $970, and $668 in 1996, 1995, and 1994, respectively. At December 31,
1996 and 1995, respectively, Other non-current liabilities include $3,492 and $2,975 for obligations under this plan. Interest expense for the years ended December 31, 1996, 1995, and 1994 includes $561, $486, and $229, respectively, related to the plan. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $1,169, $2,679, and $5,220 in 1996, 1995 and 1994,
respectively.

The Company has previously provided for post-retirement benefit obligations of operations discontinued in prior years. The Company has no post-retirement benefit obligations for any of its continuing operations.

Note 14. Quarterly Financial Data (Unaudited)

                       First     Second    Third    Fourth       Total
1996                  Quarter    Quarter  Quarter   Quarter       Year
Revenues             $ 31,172   $ 29,162 $ 34,854  $ 42,534   $ 137,722
Gross profit            6,317      7,051    5,889     7,876      27,133
Net income (loss)        (864)      (747)  (1,969)      202      (3,378)
Net income (loss) per
       common share      (.07)      (.06)    (.14)      .00        (.27)

                        First    Second     Third     Fourth        Total
1995                   Quarter   Quarter    Quarter   Quarter(a)     Year
Revenues               $ 30,165 $ 34,307   $ 34,983  $ 34,512    $ 133,967
Gross profit              8,464    9,222      7,346     6,704       31,736
Net income (loss)           535      719        470    (5,531)      (3,807)
Net income (loss) per
        common share        .03      .04        .02      (.41)        (.33)


(a) Net loss in the fourth quarter of 1995 includes a net restructuring charge (see Note 3 of Notes to Consolidated Financial Statements).

The above financial information for each quarter reflects all normal and recurring adjustments.


Item 9. Disagreements with Accountants on Accounting and Financial
        Disclosure

Not applicable.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information in the definitive proxy statement for the 1997 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by this reference to such information in the definitive proxy statement for the 1997 Annual Meeting of Stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by this reference to such information in the definitive proxy statement for the 1997 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by this reference to such information in the definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial statements being filed as part of this report are listed in the index in Item 8 on page 14.
 .
(b) The Company filed a current report on Form 8-K dated October 22, 1996 to report preliminary unaudited results for the three months and nine months ended September 30, 1996.

(c) Exhibits

3.1 Titan's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Titan's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

3.2 Titan's by-laws, as amended, which was Exhibit 6(a)(3) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

4.1 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 9, L.P., a Delaware limited partnership, which was Exhibit 4.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

4.2 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 9, L.P.

4.3 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 10 Incorporated, a Maryland corporation, which was Exhibit 4.2 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

4.4 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 10, Incorporated.

4.5 Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was
    Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.

4.6 Certificate of Designations of Series B Cumulative Convertible Redeemable Preferred Stock which was Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (No. 333-10919) is incorporated herein by this reference.

4.7 Registration Rights Agreement, dated May 24, 1996, which was Exhibit 2 to Schedule 13D filed on behalf of Mr. Jack D. Witt on June 5, 1996, is incorporated herein by this reference.

4.8 Stockholders Agreement, dated May 24, 1996, which was Exhibit 1 to
    Schedule 13D filed on behalf of Mr. Jack D. Witt on June 5, 1996, is incorporated herein by this reference.

4.9 Form of Indenture relating to the Registrant's 8 1/4% Convertible Subordinated Debentures due November 1, 2003, which was Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-10695) is incorporated herein by this reference.

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

10.7 1996 Directors' Stock Option and Equity Participation Plan which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K is incorporated herein by this reference.

10.8 Supplemental Retirement Plan for Key Executives which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.

10.9 1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.

10.10 Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.

10.11 Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

10.12 Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

10.13 Asset Purchase Agreement as of March 5, 1994, by and between Registrant and Cubic Corporation which was Exhibit 2 to Registrant's Form 8-K dated March 5, 1994, is incorporated herein by this reference.

10.14 Line of Credit Agreement dated as of August 8, 1994, by and between Sumitomo Bank of California and Registrant, which was Exhibit 10.16 to Registrant's 1994 Annual Report on Form 10-K, is incorporated herein by this reference.

10.15 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco, Philip J. Englund, Ronald B. Gorda, Cornelius
      L. Hensel, and Frederick L. Judge, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

10.16 First Amendment to Commercial Loan Agreement dated May 25, 1995, by and between Registrant and Sumitomo Bank of California, which was
      Exhibit 10.15 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.17 Second Amendment to Commercial Loan Agreement dated December 29,
      1995, by and between Registrant and Sumitomo Bank of California, which was Exhibit 10.16 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.18 Third Amendment to Commercial Loan Agreement dated May 9, 1996, by and between Registrant and Sumitomo Bank of California.

10.19 Fourth Amendment to Commercial Loan Agreement dated September 6,
      1996, by and between Registrant and The Sumitomo Bank of California, which was Exhibit 10.1 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.20 Security Agreement dated September 6, 1996, made by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.19 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.21 Pledge Agreement executed as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.3 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.22 Patent Collateral Assignment made and entered into as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.4 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.23 Security Agreement dated as of September 6, 1996, made by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.5 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.24 Patent Collateral Assignment made and entered into as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.6 to the Company's
      Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.25 Continuing Guaranty executed as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.7 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.26 Fifth Amendment to Commercial Loan Agreement dated October 18, 1996, by and between Registrant and Sumitomo Bank of California.

10.27 Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was
      Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.28 Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc.

10.29 Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.30 Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc.

10.31 Formal modification dated December 23, 1996, of the Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc.

21. Titan Subsidiaries as of December 31, 1996.

23. Consent of Independent Public Accountants.

27. Financial Data Schedule

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE TITAN CORPORATION


                                               By: /S/ Gene W. Ray
                                                       Gene W. Ray
                                        President and Chief Executive Officer

March 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature              Title                     Date

/s/ J.S. Webb                   Chairman of the            March 26, 1997
    J.S. Webb                  Board of Directors

/s/ Gene W. Ray                President, Chief            March 26, 1997
    Gene W. Ray               Executive Officer and
                                     Director
/s/ Eric M. DeMarco         Senior Vice President and      March 26, 1997
    Eric M. DeMarco          Chief Financial Officer
                           (Principal Financial Officer)

/s/ Deanna H. Petersen                                     March 26, 1997
    Deanna H. Petersen         Corporate Controller
                             (Principal Accounting Officer)

/s/ Charles R. Allen                Director               March 26, 1997
    Charles R. Allen

                                    Director               March __, 1997
    Joseph F. Caligiuri

/s/ Daniel J. Fink                  Director               March 26, 1997
    Daniel J. Fink

                                    Director               March __, 1997
    Robert E. La Blanc

/s/ Thomas G. Pownall               Director               March 25, 1997
    Thomas G. Pownall

                      THE TITAN CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the years ended December 31, 1996, 1995 and 1994
                          (in thousands of dollars)


                                 Balance                                 Balance
                                  at                                       at
                                 beginning                                 end
                                 of year    Additions  Deductions       of year
1996:
   Allowance for doubtful accounts $ 294    $  --          $  57        $ 237

1995:
   Allowance for doubtful accounts   412      193            311          294

1994:
   Allowance for doubtful accounts   764        1            353          412

EXHIBIT INDEX

The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference.

Exhibit
3.1 Titan's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Titan's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

3.2 Titan's by-laws, as amended, which was Exhibit 6(a)(3) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

4.1 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 9, L.P., a Delaware limited partnership, which was Exhibit 4.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

4.2 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 9, L.P.

4.3 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 10 Incorporated, a Maryland corporation, which was Exhibit 4.2 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

4.4 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 10, Incorporated.

4.5 Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was
    Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.

4.6 Certificate of Designations of Series B Cumulative Convertible Redeemable Preferred Stock which was Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (No. 333-10919) is incorporated herein by this reference.

4.7 Registration Rights Agreement, dated May 24, 1996, which was Exhibit 2 to Schedule 13D filed on behalf of Mr. Jack D. Witt on June 5, 1996, is incorporated herein by this reference.

4.8 Stockholders Agreement, dated May 24, 1996, which was Exhibit 1 to
    Schedule 13D filed on behalf of Mr. Jack D. Witt on June 5, 1996, is incorporated herein by this reference.

4.9 Form of Indenture relating to the Registrant's 8 1/4% Convertible Subordinated Debentures due November 1, 2003, which was Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-10695) is incorporated herein by this reference.

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

10.7 1996 Directors' Stock Option and Equity Participation Plan which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K is incorporated herein by this reference.

10.8 Supplemental Retirement Plan for Key Executives which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.

10.9 1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.

10.10 Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.

10.11 Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

10.12 Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

10.13 Asset Purchase Agreement as of March 5, 1994, by and between Registrant and Cubic Corporation which was Exhibit 2 to Registrant's Form 8-K dated March 5, 1994, is incorporated herein by this reference.

10.14 Line of Credit Agreement dated as of August 8, 1994, by and between Sumitomo Bank of California and Registrant, which was Exhibit 10.16 to Registrant's 1994 Annual Report on Form 10-K, is incorporated herein by this reference.

10.15 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco, Philip J. Englund, Ronald B. Gorda, Cornelius
      L. Hensel, and Frederick L. Judge, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

10.16 First Amendment to Commercial Loan Agreement dated May 25, 1995, by and between Registrant and Sumitomo Bank of California, which was
      Exhibit 10.15 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.17 Second Amendment to Commercial Loan Agreement dated December 29,
      1995, by and between Registrant and Sumitomo Bank of California, which was Exhibit 10.16 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.18 Third Amendment to Commercial Loan Agreement dated May 9, 1996, by and between Registrant and Sumitomo Bank of California.

10.19 Fourth Amendment to Commercial Loan Agreement dated September 6,
      1996, by and between Registrant and The Sumitomo Bank of California, which was Exhibit 10.1 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.20 Security Agreement dated September 6, 1996, made by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.19 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.21 Pledge Agreement executed as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.3 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.22 Patent Collateral Assignment made and entered into as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.4 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.23 Security Agreement dated as of September 6, 1996, made by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.5 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.24 Patent Collateral Assignment made and entered into as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.6 to the Company's
      Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.25 Continuing Guaranty executed as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.7 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.26 Fifth Amendment to Commercial Loan Agreement dated October 18, 1996, by and between Registrant and Sumitomo Bank of California.

10.27 Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was
      Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.28 Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc.

10.29 Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.30 Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc.

10.31 Formal modification dated December 23, 1996, of the Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc.

21. Titan Subsidiaries as of December 31, 1996.

23. Consent of Independent Public Accountants.

27. Financial Data Schedule