Form 10-Q
period 1997-03-31
TITAN CORP
filed 1997-05-14
CIK 32258

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


____x____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997

                                    OR

_________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __x__ No ______

     The number of shares of registrant's common stock outstanding at May 5, 1997, was 16,096,015.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE TITAN CORPORATION

                 CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except per share data)


                                                    Three months ended
                                                          March 31,
                                                    ------------------
                                                      1997       1996
                                                    -------    -------
Revenues.......................................... $ 43,290   $ 30,895
                                                    -------    -------
Costs and expenses:
  Cost of revenues................................   34,290     24,330
  Selling, general and administrative
    expense.......................................    5,027      5,186
  Research and development expense................    1,448        605
                                                    -------    -------
    Total costs and expenses......................   40,765     30,121
                                                    -------    -------

Operating profit..................................    2,525        774
Interest expense..................................   (1,293)      (427)
Interest income...................................        7         15
                                                    -------    -------
Income from continuing operations
  before income taxes.............................    1,239        362
Income tax provision..............................      421        149
                                                    -------    -------

Income from continuing operations.................      818        213
Loss from discontinued operation, net of taxes...      (343)    (1,077)
                                                    -------    -------
Net income (loss).................................      475       (864)
Dividend requirements on preferred stock..........      219        174
                                                    -------     -------

Net income (loss) applicable to common stock...... $    256    $(1,038)
                                                    =======    =======

Per weighted average common share:
  Income from continuing operations............... $    .04    $   .00
  Loss from discontinued operation...............      (.02)      (.07)
                                                    -------    -------
  Net income (loss)............................... $    .02    $  (.07)
                                                    =======    =======
Weighted average common shares outstanding........   16,123     13,969
                                                    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          THE TITAN CORPORATION
                        CONSOLIDATED BALANCE SHEET
              (in thousands, except shares and par values)
                                                    March 31,      December 31,
                                                      1997             1996
                                                    -------         -------
Current assets:
  Cash ...........................................  $  2,344        $  2,052
  Accounts receivable - net.......................    49,076          45,720
  Inventories.....................................    13,522          12,419
  Net assets of discontinued operation............     2,319           1,304
  Prepaid expenses and other......................     1,276           1,708
  Deferred income taxes...........................     5,943           6,037
                                                      ------          ------
    Total current assets..........................    74,480          69,240

Property and equipment - net......................    19,670          19,984
Goodwill - net....................................    20,864          21,348
Other assets......................................     8,528           8,438
Net assets of discontinued operation..............     8,036           7,264
                                                      ------          ------
    Total assets                                    $131,578        $126,274
                                                     =======         =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................  $ 11,800        $  8,018
  Lines of credit.................................     6,963             ---
  Note payable to related party...................       ---           1,000
  Current portion of long-term debt...............     1,027           1,010
  Accrued compensation and benefits...............     5,850           8,061
  Other accrued liabilities.......................     7,575          10,036
                                                      ------          ------
    Total current liabilities.....................    33,215          28,125
                                                      ------          ------
Long-term debt....................................    39,850          40,071
Other non-current liabilities.....................     8,414           8,433

Series B cumulative convertible redeemable
  preferred stock, $3,000 liquidation preference,
  6% cumulative annual dividend, 500,000 shares
  issued and outstanding..........................     3,000           3,000

Stockholders' equity:
  Preferred stock: $1 par value, authorized
    2,500,000 shares:
    Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding.................................       695             695
    Series A junior participating, authorized
      250,000 shares: none issued..................      ---             ---
  Common stock: $.01 par value, authorized
    30,000,000 shares, issued and outstanding:
    17,141,271 and 17,133,680......................      171             171
  Capital in excess of par value...................   42,783          42,751
  Retained earnings................................    6,244           5,988
  Treasury stock (1,048,038 and 1,106,114 shares),
    at cost........................................   (2,794)         (2,960)
                                                      ------          ------
    Total stockholders' equity.....................   47,099          46,645
                                                      ------          ------
    Total liabilities and stockholders' equity .... $131,578        $126,274
                                                     =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                          THE TITAN CORPORATION

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands of dollars)
                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        1997        1996
                                                       ------      ------
Cash Flows From Operating Activities:
Income from continuing operations..............       $  818      $   213
Adjustments to reconcile income from continuing
  operations to net cash used for continuing
  operations:
    Depreciation and amortization..................    1,456        1,026
    Deferred income taxes and other................      296         (349)
    Changes in operating assets and liabilities net
      of business sold:
        Accounts receivable........................   (3,356)      (3,039)
        Inventories................................   (1,203)         330
        Prepaid expenses and other assets..........      151         (591)
        Accounts payable...........................    3,782       (1,850)
        Accrued compensation and benefits..........   (2,211)      (3,586)
        Restructuring activities...................     (815)        (575)
        Other liabilities..........................   (1,569)        (841)
                                                       ------      ------
Net cash used for continuing operations............   (2,651)      (9,262)
                                                       ------      ------
Loss from discontinued operation...................     (343)      (1,077)
Changes in net assets of discontinued operation....   (1,787)         145
                                                       ------      ------
Net cash used for discontinued operation...........   (2,130)        (932)
                                                       ------      ------
Net cash used for operating activities.............   (4,781)     (10,194)
                                                       -----       ------
Cash Flows From Investing Activities:
Capital expenditures...............................     (675)      (1,247)
Other..............................................      176           49
                                                         ---          ---
Net cash used for investing activities.............     (499)      (1,198)
                                                       -----       ------
Cash Flows From Financing Activities:
Additions to debt..................................    6,963        7,700
Retirements of debt................................   (1,204)        (848)
Dividends paid.....................................     (219)        (174)
Proceeds from stock issuances.....................        32          261
                                                         ---          ---
Net cash provided by financing activities..........    5,572        6,939
                                                       -----       ------
Net increase (decrease) in cash.....................     292       (4,453)
Cash at beginning of period........................    2,052        5,833
                                                       -----       ------
Cash at end of period..............................  $ 2,344      $ 1,380
                                                      =======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                                                           THE TITAN CORPORATION

                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (in thousands, except per share data)


                                          Cumulative                   Capital
                                          Convertible                 in Excess
                                           Preferred     Common        of Par      Retained    Treasury
                                             Stock        Stock         Value      Earnings     Stock          Total
                                          -----------    -------      ----------   --------    ---------       ------

Three months ended March 31, 1997

Balances at December 31, 1996               $  695      $   171      $ 42,751    $  5,988    $ (2,960)      $ 46,645
   Exercise of stock options and other                                     32                                     32
   Shares contributed to employee
      benefit plans                                                                               166            166
   Dividends on preferred stock -
      Cumulative convertible, $.25 per share                                         (174)                      (174)
      Series B, 6% annual                                                             (45)                       (45)
   Net income                                                                         475                        475
                                             -----        -----         -----      ------      ------         -------
Balances at March 31, 1997                  $  695      $   171      $ 42,783    $  6,244    $ (2,794)      $ 47,099
                                             =====        =====         =====      ======      ======         =======


Three months ended March 31, 1996

Balances at December 31, 1995               $  695      $   151      $ 31,148    $ 10,169    $ (3,524)      $ 38,639
   Exercise of stock options                                  1           322                     (62)           261
   Shares contributed to employee
      benefit plans                                                       143                     113            256
   Dividends on preferred stock -
      Cumulative convertible, $.25 per share                                         (174)                      (174)
   Net loss                                                                          (864)                      (864)
                                             -----        -----         -----      ------      ------         -------
Balances at March 31, 1996                  $  695      $   152      $ 31,613    $  9,131    $ (3,473)      $ 38,118
                                             =====        =====         =====      ======      ======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TITAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997

        (Dollar amounts in thousands, except per share data)

Note (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1996. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. The prior year financial statements have been restated to reflect the discontinuance of an operation in 1997 (see Note 2). Also, certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

Note (2)  DISCONTINUED OPERATIONS

On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business, a part of its Communications Systems segment, in order to focus on the Company's businesses that are better aligned with its available resources and offer a greater opportunity for Titan to create value for its shareholders. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management anticipates that the business will be sold by March 31, 1998.

Revenues for the broadband communications business were $524 and $277 for the three months ended March 31, 1997 and 1996, respectively. Included in the loss from discontinued operation is a tax benefit of $177 and $555 for the three months ended March 31, 1997 and 1996, respectively. Net current assets of discontinued operation consist primarily of accounts receivable and inventory, net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist of property and equipment and intangible assets, primarily capitalized software costs.

Prior year consolidated financial statements have been restated to present the broadband communications business as a discontinued operation.


Note (3)  ACQUISITION

On May 24, 1996, the Company completed the acquisition of Eldyne, Unidyne and DCS. The acquisition was accounted for as a purchase, and, accordingly, the Company's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. Unaudited pro forma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1996 are as follows:

                                          Three Months Ended
                                             March 31, 1996
                                          ------------------
   Revenues                                  $ 47,031
   Net loss                                    (1,773)
   Net loss per share                           (0.13)

The pro forma net loss includes certain unanticipated operating adjustments made to the Eldyne, Unidyne and DCS historical financial statements including, but not limited to, long-term contract earnings revisions, and changes to the carrying value of certain assets, primarily receivables.

Note (4)  DEBT

At March 31, 1997, the Company had $5,000 in borrowings outstanding under a $14,000 bank line of credit. The Company had commitments under letters of credit at March 31, 1997, of $1,349, which reduced availability under the line of credit to $7,651. In March 1997, the line of credit agreement was amended to extend the maturity date from May 1997 to May 1998. Certain financial covenants were also revised. Subsequent to March 31, 1997, the Company received a commitment from the bank and another financial institution for a new $24,000 credit facility which will be available to the Company and all its operating entities, with an expiration date of May 31, 1998. At March 31, 1997, there was $1,963 in borrowings outstanding under the separate Eldyne and Unidyne subsidiaries' line of credit. Commitments under letters of credit of $85, in addition to borrowing base limitations based on certain receivables, reduced availability under this line of credit to $2,740. The Company intends that when finalized, the $24,000 credit facility discussed above will replace this line of credit. At March 31, 1997, the Company was in compliance with all financial covenants under its various debt agreements.

Note (5)  RESTRUCTURING

At December 31, 1996, the Company had $815 remaining in Other current liabilities related to a formal plan of restructuring adopted in 1995. Charges against these restructuring reserves were $815 and $326 in the first quarters of 1997 and 1996, respectively. The charges to these reserves in the first quarter of 1997 were primarily related to costs associated with the exiting of businesses, as well as the termination of certain agreements.

Note (6)  OTHER FINANCIAL DATA

                                    March 31,        December 31,
                                      1997              1996
                                    --------           --------
Inventories:
   Materials                        $  1,934         $  1,998
   Work-in-process                     9,313            9,201
   Finished goods                      2,275            1,220
                                       -----            -----
                                    $ 13,522         $ 12,419
                                      =======          ======

Supplemental disclosure of cash payments (receipts) is as follows:

                                        Three Months Ended
                                             March 31,
                                         ------------------
                                         1997        1996
                                         -----      -----
   Interest                             $ 279       $ 283
   Income taxes                           (54)       (253)

During the three month periods ended March 31, 1997 and 1996, the Company utilized treasury stock of $166 and $256, respectively, for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months ended March 31, 1997 and 1996:

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                              1997        1996
                                             -----       -----
Revenues:

   Communications Systems                  $ 3,519     $   357
   Software Systems                          4,039       5,700
   Defense Systems                          28,393      18,992
   Emerging Technologies                     7,339       5,846
                                             -----       -----
                                           $43,290     $30,895
                                           =======      ======
Operating Profit (Loss):

   Communications Systems                  $  (223)      $(645)
   Software Systems                            775         760
   Defense Systems                           2,675       1,427
   Emerging Technologies                       437         302
                                             -----       -----
Segment operating profit before
   Corporate                                 3,664       1,844
   Corporate                                (1,139)     (1,070)
                                             -----       -----
                                           $ 2,525      $  774
                                           =======      ======

Note (7)  RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). The statement is effective for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. However, management believes that the proforma earnings per share amounts computed using SFAS 128 would not be significantly different than the earnings per share amounts presented in the accompanying financial statements.


THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(Amounts in thousands, except per share data)

GENERAL

On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business, a part of the Communications Systems segment, in order to focus on businesses that are better aligned with its available resources and offer a greater opportunity for the Company to create value for its shareholders. Accordingly, the following discussion on results of operations applies to continuing operations.

RESULTS OF OPERATIONS

Consolidated results:

Revenues for the first quarter of 1997 increased 40% to $43,290 from $30,895 in the first quarter of 1996, reflecting increased revenues in the Communications Systems, Defense Systems and Emerging Technologies segments. The Company reported net income of $475 for the first quarter of 1997 compared to a net loss of $864 for the first quarter of 1996. Included in the first quarter of 1997 is a loss from discontinued operation of $343 compared to a loss from discontinued operation of $1,077 for the first quarter of 1996. Income from continuing operations in the first quarter of 1997 was $818, compared to $213 in the first quarter of 1996. This difference was primarily due to the impact of the increased revenues noted above.

Selling, general and administrative expense as a percentage of revenue decreased from 17% in the first quarter of 1996 to 12% in the same period in 1997, primarily due to the impact of cost reduction measures taken across all business segments. Research and development costs (R&D) increased overall from $605 in the first quarter of 1996 to $1,448 in 1997, primarily as a result of R&D efforts in the Defense Systems segment related to the development of certain compact terminals and miniaturized satellite modems, as well as increased research and development efforts in the Communications Systems segment.

Net interest expense increased from $412 in the first quarter of 1996 to $1,286 in 1997, primarily from interest related to the convertible subordinated debentures that the Company issued in November 1996.

The income tax provision is a 34% effective rate in the first quarter of 1997 versus a 41% effective rate in the first quarter of 1996. Both of these effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.


Business Segments:

Revenues in the Communications Systems segment increased $3,162 quarter to quarter, from $357 to $3,519, due to shipments made on the Company's rural telephony contract in Indonesia. Operating results improved by $422, from an operating loss of $645 in the first quarter of 1996, to an operating loss of $223 in the first quarter of 1997. The improvement primarily reflects the impact of the increased revenues.

Software Systems segment revenues declined $1,661, from $5,700 in the first quarter of 1996 to $4,039 in the first quarter of 1997, primarily due to reduced demand from a major telecommunications customer which was, however, partially offset by growth in other custom software business. Despite the decline in revenues, operating income increased slightly from $760 in the first quarter of 1996 to $775 in the first quarter of 1997, primarily reflecting the impact of reductions of overhead costs.

In the Defense Systems segment, revenues grew 49% or $9,401, from $18,992 to $28,393. Increased revenues generated from the acquired businesses of Eldyne, Unidyne and DCS of approximately $14,970, and increased revenues related to the Mini-DAMA satellite terminal production contract were partially offset by a decline in revenues resulting from the near completion of the work subcontracted to the buyer of the Applications Group (sold in April 1994), as well as the impact of the sale of the Electronics division in July 1996. Operating income in the segment increased $1,248, from $1,427 in the first quarter of 1996 to $2,675 in the first quarter of 1997. This increase is primarily due to the increased revenues, as well as the impact of certain cost reductions.

In the Emerging Technologies segment, revenues increased $1,493 from $5,846 in the first quarter of 1996 to $7,339 in the first quarter of 1997, primarily due to revenues on a contract to build pulse generator systems, as well as, to a lesser degree, revenues on the Company's contract to provide an in-line medical device sterilization system. Operating profit grew $135 quarter to quarter, primarily due to growth in revenue.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, Titan used $2,651 for operating requirements for continuing operations. Significant cash uses included increases of $3,356 and $1,203 in accounts receivable and inventory balances, respectively, primarily related to government satellite communications and commercial rural telephony products, and the funding requirements for certain accrued compensation obligations of $2,211. Cash was provided primarily by the Company's lines of credit, which provided $6,963, and by the timing of vendor payments, which provided $3,782.


As of March 31, 1997, there was $5,000 in borrowings outstanding under the Company's $14,000 bank line of credit, and the Company had available cash of $2,344. The Company had commitments under letters of credit at March 31, 1997 of $ 1,349, which reduced availability under the line of credit to $7,651. The maturity date of the line of credit is May 31, 1998. Subsequent to March 31, 1997, the Company received a commitment from the bank and another financial institution for a new $24,000 credit facility which will be available to the Company and all its operating entities, with an expiration date of May 31, 1998. At March 31, 1997, there was $1,963 in borrowings outstanding under the separate Eldyne and Unidyne subsidiaries' line of credit. Commitments under letters of credit of $85, in addition to borrowing base limitations based on certain receivables, reduced availability under this line of credit to $2,740. The maturity date of this line of credit is May 31, 1997. The Company intends that when finalized, the $24,000 credit facility discussed above will replace this line of credit.

Cash requirements for the remainder of 1997 are expected to continue to be significant. Investments in product development within the satellite communications business were substantially complete in 1996, however, the Company plans to continue aggressive sales and marketing efforts. To date, the Company has been unsuccessful in identifying an appropriate strategic investor to assist the Company in providing the significant additional funding required to develop the broadband communications business to realize its full potential value. As such, the Company has decided to divest the broadband communications business due to the limited availability of funding sources, both internal and external. In the first quarter of 1997, the Company took certain actions to significantly reduce operating costs in the broadband communications business.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, regarding entry into commercial business, reliance on major software customer, and dependence on defense spending.

THE TITAN CORPORATION


PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K
         (a)(10) Sixth Amendment to Commercial Loan Agreement dated March 26, 1997, by and between the Company and Sumitomo Bank of California.
         (a)(27) Financial Data Schedule

         (b) None.

THE TITAN CORPORATION


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 13, 1997

                                THE TITAN CORPORATION





                                /s/ Eric M. DeMarco
                                -------------------------
                                By: Eric M. DeMarco
                                    Senior Vice President,
                                    Chief Financial Officer

                                /s/ Deanna H. Petersen
                                -------------------------
                                By: Deanna H. Petersen
                                    Corporate Controller
                                   (Principal Accounting Officer)

Exhibit Index

10    Sixth Amendment to Commerical Loan Agreement dated
      March 26, 1997, by and between the Company and Sumitomo
      Bank of California.

27    Financial Data Schedule.