Form 10-Q
period 1997-06-30
TITAN CORP
filed 1997-08-13
CIK 32258

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


    _____x_____QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 1997

                                      OR

        _______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

                                               Commission file number  1-6035

                             The Titan Corporation
          (Exact name of registrant as specified in its charter)

              Delaware                                          95-2588754
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)
------------------------------------------------------------------------------
3033 Science Park Road, San Diego, California                            92121
    (Address of principal executive offices)                          (Zip Code)
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)              (619) 552-9500
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report.)
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   x   No
                                               -------  ------
     The number of shares of registrant's common stock outstanding at August 5, 1997, was 16,111,127.



                            Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 THE TITAN CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                         (in thousands, except per share data)


                                          Three months ended  Six months ended
                                              June 30,           June 30,
                                          ------------------  ----------------
                                              1997     1996      1997     1996
                                           -------   -------  -------   ------
  Revenues............................... $ 41,949 $ 29,162  $ 85,239 $ 60,057
                                            ------   ------    ------   ------
Costs and expenses:
   Cost of revenues......................   31,629   21,963    65,919   46,293
   Selling, general and administrative
      expense............................    5,697    5,277    10,724   10,463
   Research and development expense......    1,809      530     3,257    1,135
      Total costs and expenses...........   39,135   27,770    79,900   57,891
                                            ------   ------    ------   ------

Operating profit.........................    2,814    1,392     5,339    2,166
Interest expense.........................   (1,233)    (730)   (2,526)  (1,157)
Interest income..........................        5        3        12       18
                                            ------   ------    ------   ------

Income from continuing operations
   before income taxes...................    1,586      665     2,825    1,027
Income tax provision.....................      568      248       989      397
                                            ------   ------    ------   ------

Income from continuing operations........    1,018      417     1,836      630
Loss from discontinued operation,
   net of taxes..........................      ---   (1,164)     (343)  (2,241)
                                            ------   ------    ------   ------

Net income (loss)........................    1,018     (747)    1,493   (1,611)
Dividend requirements on preferred stock.      218      192       437      366
                                            ------   ------    ------   ------
Net income (loss) applicable to
   common stock.......................... $    800 $   (939) $  1,056 $ (1,977)
                                            ------   ------    ------   ------

Per weighted average common share:
   Income from continuing operations..... $    .05 $    .02  $    .09 $    .02
   Loss from discontinued operation......      ---     (.08)     (.02)    (.16)
                                            ------   ------    ------   ------

Net income (loss)........................ $    .05 $   (.06) $    .07 $   (.14)
                                            ------   ------    ------   ------

Weighted average common shares
   outstanding...........................   16,138   14,867    16,131   14,418
                                            ------   ------    ------   ------



                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                                THE TITAN CORPORATION

                              CONSOLIDATED BALANCE SHEET
                       (in thousands, except shares and par values)

                                                     June 30,      December 31,
                                                      1997             1996
                                                   -----------     -----------
Assets
Current assets:
   Cash............................................$   1,716        $   2,052
   Accounts receivable - net.......................   46,864           45,720
   Inventories.....................................   11,860           12,419
   Net assets of discontinued operation............    5,971            1,304
   Prepaid expenses and other......................    1,611            1,708
   Deferred income taxes...........................    5,430            6,037
                                                     -------          -------
      Total current assets.........................   73,452           69,240

Property and equipment - net.......................   19,254           19,984
Goodwill - net.....................................   20,599           21,348
Other assets.......................................    9,153            8,438
Net assets of discontinued operation...............    6,092            7,264
                                                     -------          -------

   Total assets                                    $ 128,550        $ 126,274
                                                     -------          -------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................$   9,374        $   8,018
   Line of credit..................................    7,800              ---
   Note payable to related party...................      ---            1,000
   Current portion of long-term debt...............    1,051            1,010
   Accrued compensation and benefits...............    7,463            8,061
   Other accrued liabilities.......................    5,073           10,036
                                                     -------          -------
      Total current liabilities....................   30,761           28,125
                                                     -------          -------

Long-term debt.....................................   39,487           40,071
Other non-current liabilities......................    7,389            8,433

Series B cumulative convertible redeemable
   preferred stock, $3,000 liquidation preference,
   6% cumulative annual dividend, 500,000 shares
   issued and outstanding..........................    3,000            3,000

Stockholders' equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
   Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding...............................         695              695
   Series A junior participating, authorized
      250,000 shares: none issued...............          --               --
   Common stock: $.01 par value, authorized
      30,000,000 shares, issued and outstanding:
      17,149,040 and 17,133,680....................      171              171
   Capital in excess of par value..................   42,798           42,751
   Retained earnings...............................    7,044            5,988
   Treasury stock (1,048,038 and 1,106,114 shares),
      at cost......................................   (2,795)          (2,960)
                                                     -------          -------
      Total stockholders' equity...................   47,913           46,645
                                                     -------          -------
   Total liabilities and stockholders' equity      $ 128,550        $ 126,274
                                                     -------          -------

The accompanying notes are an integral part of these consolidated financial statements.

                           THE TITAN CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                        (in thousands of dollars)


                                                              Six months ended
                                                                   June 30,
                                                              ----------------
                                                              1997        1996
                                                              -----       -----
Cash Flows From Operating Activities:

Income from continuing operations..........................  $ 1,836     $   630
Adjustments to reconcile income from continuing
   operations to net cash used for continuing operations:
      Depreciation and amortization........................    2,686       2,462
      Deferred income taxes and other......................      923        (645)
      Changes in operating assets and liabilities,
         net of business sold:
         Accounts receivable...............................   (1,144)      9,522
         Inventories.......................................      459      (3,198)
         Prepaid expenses and other assets.................   (1,237)       (920)
         Accounts payable..................................    1,356      (1,676)
         Accrued compensation and benefits.................     (598)     (2,995)
         Restructuring activities..........................     (815)     (2,269)
         Other liabilities.................................   (4,870)     (3,037)
                                                               -----       -----
Net cash used for continuing operations....................   (1,404)     (2,126)
                                                               -----       -----

Loss from discontinued operation...........................     (343)     (2,241)
Changes in net assets of discontinued operation............   (3,495)       (843)
                                                               -----       -----
Net cash used for discontinued operation...................   (3,838)     (3,084)
                                                               -----       -----

Net cash used for operating activities.....................   (5,242)     (5,210)
                                                               -----       -----

Cash Flows From Investing Activities:

Capital expenditures.......................................   (1,393)     (2,432)
Payment for purchase of businesses, net of cash
   acquired................................................      ---      (1,000)
Other......................................................      432          44
                                                               -----       -----
Net cash used for investing activities.....................     (961)     (3,388)
                                                               -----       -----

Cash Flows From Financing Activities:

Additions to debt..........................................    7,800       7,961
Retirements of debt........................................   (1,543)     (1,534)
Dividends paid.............................................     (437)       (366)
Proceeds from stock issuances..............................       47         290
                                                               -----       -----

Net cash provided by financing activities..................    5,867       6,351
                                                               -----       -----

Net decrease in cash ......................................     (336)     (2,247)
Cash at beginning of period................................    2,052       5,833
                                                               -----       -----

Cash at end of period......................................  $ 1,716     $ 3,586
                                                               -----       -----

                   The accompanying notes are an integral part of these
                         consolidated financial statements.

                                                   THE TITAN CORPORATION

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (in thousands, except per share data)





                                        Cumulative                    Capital
                                        Convertible                   in Excess
                                        Preferred       Common         of Par           Retained     Treasury
                                          Stock          Stock          Value            Earnings       Stock           Total
                                        -----------     ------        ---------         ----------   ---------          ------
Six months ended June 30, 1997
------------------------------
Balances at December 31, 1996          $    695        $   171        $ 42,751          $  5,988     $ (2,960)        $ 46,645
   Exercise of stock options and
      other                                                                 47                                              47
   Shares contributed to employee
      benefit plans                                                                                       165              165
   Dividends on preferred stock -
      Cumulative convertible, $.50
         per share                                                                          (347)                         (347)
      Series B, 6% annual                                                                    (90)                          (90)
   Net income                                                                              1,493                         1,493
                                        -------         ------        --------           -------      -------          -------
Balances at June 30, 1997              $    695        $   171       $  42,798          $  7,044     $ (2,795)        $ 47,913
                                        -------         ------        --------           -------      -------          -------

Six months ended June 30, 1996
------------------------------
Balances at December 31, 1995          $    695        $   151       $  31,148          $ 10,169      $(3,524)        $ 38,639
   Stock issuance for acquisition                           19          11,510                                          11,529
   Exercise of stock options                                 1             351                            (62)             290
   Shares contributed to employee
      benefit plans                                                        319                            289              608
   Dividends on preferred stock -
      Cumulative convertible, $.50
        per share                                                                           (347)                         (347)
      Series B, 6% annual                                                                    (19)                          (19)
   Net loss                                                                               (1,611)                       (1,611)
                                        -------         ------        --------           -------      -------          -------
Balances at June 30, 1996              $    695        $   171       $  43,328          $  8,192     $ (3,297)        $ 49,089
                                        -------         ------        --------           -------      -------          -------

The accompanying notes are an integral part of these consolidated financial statements.


                       THE TITAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997

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

Note (2)    DISCONTINUED OPERATION

On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business in order to focus on the Company's businesses that are better aligned with its available resources and offer a greater opportunity for Titan to create value for its shareholders. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management anticipates that the business will be sold by March 31, 1998.

Revenues for the broadband communications business were $5 and $-0- for the three months and $529 and $277 for the six months ended June 30, 1997 and 1996, respectively. Included in the loss from discontinued operation is a tax benefit of $600 for the three months ended June 30, 1996 and $177 and $1,155 for the six months ended June 30, 1997 and 1996, respectively. The Company deferred a loss from the discontinued operation of $3,291 in the second quarter and six months ended June 30, 1997, which primarily represented amortization costs of intangible assets, and to a lesser degree, operating costs of the business. Included in the deferred loss is interest of $140, allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of discontinued operation consist primarily of accounts receivable, inventory, and deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist of property and equipment and intangible assets, primarily capitalized software costs.

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

                           Three Months Ended       Six Months Ended
                             June 30, 1996            June 30, 1996
                            -----------------       ----------------
   Revenues                     $ 42,126                 $ 89,157
   Net loss                       (1,188)                  (3,145)
   Net loss per share               (.09)                    (.22)

The pro forma net loss includes certain unanticipated operating adjustments made to the Eldyne, Unidyne and DCS historical financial statements including, but not limited to, long-term contract earnings revisions, and changes to the carrying value of certain assets, primarily receivables.

Note (4)    DEBT

In May 1997, the Company completed an agreement with Sumitomo Bank of California and Imperial Bank for a $24,000 line of credit maturing May 31, 1998, amending and replacing the previous $14,000 line with Sumitomo Bank, and replacing the existing line of credit with Crestar Bank. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. The agreement contains, among other financial covenants, provisions which require the Company to have annual net income, as defined, prohibits two consecutive quarterly losses in aggregate of greater than $500, and contains other financial covenants which require the Company to maintain stipulated levels of net worth and minimum interest coverage, and fixed charge coverage and quick ratios. Under the agreement, the Company and its wholly owned subsidiaries, Titan Information Systems Corporation ("TIS"), Eldyne and Unidyne, granted the banks a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and the Company pledged the stock of TIS, Eldyne and Unidyne to the banks.

At June 30, 1997, borrowings, outstanding under this agreement were $7,800, at a weighted average interest rate of 7.98%. The Company also had commitments under letters of credit under this agreement of $1,306, which reduced availability under the line of credit to $14,894. On May 23, 1997, the Company repaid in full the line of credit agreement and equipment note with Crestar Bank. A mortgage note with a balance of $1,219 at June 30, 1997, remains outstanding with Crestar Bank.

At June 30, 1997, the Company was in compliance with all financial covenants under its various debt agreements.

Note (5)  RESTRUCTURING

At December 31, 1996, the Company had $815 remaining in Other current liabilities related to a formal plan of restructuring adopted in 1995. Charges against these restructuring reserves were $815 and $607 in the first six months of 1997 and 1996, respectively. The charges to these reserves in 1997, which were all incurred in the first quarter, were primarily related to costs associated with the exiting of businesses, as well as the termination of certain agreements.

Note (6)  OTHER FINANCIAL DATA

                                     June  30,        December 31,
                                        1997              1996
                                     --------         -----------
Inventories:
   Materials                         $  1,821         $  1,998
   Work-in-process                      8,422            9,201
   Finished goods                       1,617            1,220
                                      -------          -------
                                     $ 11,860         $ 12,419
                                      -------          -------

Supplemental disclosure of cash payments (receipts) is as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                           ------------------       -----------------
                             1997       1996         1997      1996
                           ------------------       -----------------
   Interest                $2,038     $  721       $2,317   $ 1,004
   Income taxes                (6)      (112)         (60)     (141)

During the six month periods ended June 30, 1997 and 1996, the Company utilized treasury stock of $165 and $608, respectively, for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months and six months ended June 30, 1997 and 1996:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                 ------------------       -----------------
                                   1997       1996         1997      1996
                                 ------------------       -----------------
Revenues:

   Communications Systems       $  4,222   $  1,207     $  7,741  $  1,564
   Software Systems                3,857      4,980        7,896    10,680
   Defense Systems                27,336     17,948       55,729    36,940
   Emerging Technologies           6,534      5,027       13,873    10,873
                                 -------    -------      -------   -------
                                $ 41,949   $ 29,162     $ 85,239  $ 60,057
                                 -------    -------      -------   -------

Operating Profit (Loss):

   Communications Systems       $   (158)  $   (251)    $   (381) $   (896)
   Software Systems                  653       (626)       1,428       134
   Defense Systems                 3,536      3,300        6,211     4,727
   Emerging Technologies             284       (569)         721      (267)
                                 -------    -------      -------   -------

Segment operating profit
   before Corporate                4,315      1,854        7,979     3,698
Corporate                         (1,501)      (462)      (2,640)   (1,532)
                                 -------    -------      -------   -------
                                $  2,814   $  1,392     $  5,339  $  2,166
                                 -------    -------      -------   -------

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

THE TITAN CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Dollar amounts in thousands,
                        except per share data)

GENERAL
--------
On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business, a part of the Communications Systems segment, in order to focus on businesses that are better aligned with its available resources and offer a greater opportunity for the Company to create value for its shareholders. Accordingly, the following discussion on results of operations applies to continuing operations.

RESULTS OF OPERATIONS
----------------------
Consolidated results:

Revenues for the second quarter of 1997 were $41,949, an increase of 44% from revenues of $29,162 in the second quarter of 1996. Revenues for the six months ended June 30 were $85,239 and $60,057 in 1997 and 1996, respectively. In both the second quarter and six months ended June 30, 1997, compared to the corresponding periods of 1996, revenue increases were experienced in the Communications Systems, Defense Systems, and Emerging Technologies segments. The Company reported net income of $1,018 and $1,493 for the second quarter and six months of 1997 compared to a net loss of $747 and $1,611 for the second quarter and six months of 1996, respectively. Included in the six months of 1997 is a loss from discontinued operation of $343, compared to a loss from discontinued operation of $1,164 and $2,241 for the second quarter and six months of 1996, respectively. The Company deferred a loss from the discontinued operation of $3,291 in the second quarter and six months of 1997, which primarily represented amortization costs of intangible assets, and to a lesser degree, operating costs of that business. Income from continuing operations in the second quarter and six months of 1997 was $1,018 and $1,836, compared to $417 and $630 in the second quarter and six months of 1996, respectively. This difference was primarily due to the impact of the increased revenues noted above.

Selling, general and administrative expense ("SG&A") as a percentage of revenue decreased from 18% in the second quarter of 1996 to 14% for the same period in 1997, and from 17% in the six months of 1996 to 13% for the same period in 1997. These decreases were due primarily to the impact of cost reduction measures taken across all business segments. Research and development costs (R&D) increased overall from $530 in the second quarter of 1996 to $1,809 for the same period in 1997, and from $1,135 for the six months of 1996 to $3,257 for the same period in 1997. Increased R&D efforts were reported in the Company's commercial and defense satellite communications businesses.

Net interest expense increased $501 and $1,375 in the second quarter and six months ended June 30, 1997, respectively, compared to the comparable periods of 1996, primarily from interest related to the convertible subordinated debentures that the Company issued in November 1996.

The income tax provision is a 36% and 35% effective rate in the second quarter and six months of 1997 compared to a 37% and 39% effective rate in the second quarter and six months of 1996, respectively. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

Three months ended June 30, 1997 and 1996:

Revenues in the Communications Systems segment increased $3,015 from $1,207 in the second quarter of 1996 to $4,222 in the second quarter of 1997, due to increased shipments made on the Company's contract for a rural telephony system in Indonesia. The operating loss for this segment decreased from $251 in the second quarter of 1996 to $158 in the second quarter of 1997, principally due to the impact of the increased revenues discussed, offset partially by increased R&D dollars.

Software Systems segment revenues decreased $1,123 from $4,980 in the second quarter of 1996 to $3,857 in the second quarter of 1997, primarily due to a reduction of revenues from a major telecommunications customer. The increase in operating income of $1,279 from an operating loss of $626 in the second quarter of 1996 to operating income of $653 in the second quarter of 1997 was principally due to the impact of cost reductions made by the Company, as well as additional costs associated with a negotiated conclusion of certain programs with this major customer that were recorded in the second quarter of 1996.

In the Defense Systems segment, revenues grew $9,388, from $17,948 in the second quarter of 1996 to $27,336 in the second quarter of 1997. Increased revenues generated from the acquired businesses of Eldyne, Unidyne and DCS of $7,904 and increased revenues related to the Mini-DAMA satellite terminal production contract as well as a satellite communication modem contract were partially offset by a decline in revenues resulting from the wind-down of the work subcontracted to the buyer of the Applications Group (sold in April 1994) as well as the sale of the Electronics division in July 1996. Operating income in the segment increased $236, from $3,300 in the second quarter of 1996 to $3,536 in the second quarter of 1997. This increase is primarily due to the increase in revenues, offset partially by an increase in R&D costs to develop products in the defense communications business. Furthermore, 1997 and 1996 revenue and operating income include non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs based upon favorable developments with certain government agencies. In addition, 1996 operating income included credits related to the change in allowances on the carrying value of assets being disposed of.

In the Emerging Technologies segment, revenues increased $1,507 from $5,027 in the second quarter of 1996 to $6,534 in the second quarter of 1997 primarily due to revenues on the Company's contract to provide the first turnkey medical device sterilization system for in-house manufacturing use. The operating income increased $853 from an operating loss of $569 in the second quarter of 1996 to operating income of $284 in the second quarter of 1997, primarily due to the increased sales volume.


Six months ended June 30, 1997 and 1996:

Revenues for the Communications Systems segment increased $6,177 from $1,564 in the six months ended June 30, 1996 to $7,741 in the six months ended June 30, 1997, due to increased shipments made on the Company's contract for a rural telephony system in Indonesia. Segment operating loss decreased $515 from $896 in the six months ended June 30, 1996, to $381 in the six months ended June 30, 1997, principally due to the increased sales volume.

The Software Systems segment revenues decreased $2,784 from $10,680 in the six months ended June 30, 1996 to $7,896 in the six months ended June 30, 1997, principally due to a reduction of revenues of $2,283 from a major telecommunications customer. Operating income increased $1,294 from $134 in the six months ended June 30, 1996 to $1,428 in the six months ended June 30, 1997, resulting from the impact of cost reduction measures taken by the Company, as well as additional costs associated with a negotiated conclusion of certain programs with this major customer that were recorded in the second quarter of 1996.

Defense Systems revenues increased $18,789 from $36,940 in the six months ended June 30, 1996 to $55,729 in the six months ended June 30, 1997. Increased revenues from the acquired businesses Eldyne, Unidyne and DCS of $22,874, and increased 1997 revenues related to the Mini-DAMA satellite terminal production contract were partially offset by decreased revenues from the subcontract noted above for the quarter as well as the sale of the Electronics division in July 1996. Segment operating income increased $1,484 from $4,727 in the six months ended June 30, 1996, to $6,211 in the six months ended June 30, 1997. This increase was due to the impact of non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs and the increase in revenues as noted above.

The Emerging Technologies segment revenues increased $3,000 from $10,873 in the six months ended June 30, 1996, to $13,873 in the six months ended June 30, 1997, due to revenues on a contract to build pulse generator systems, as well the Company's first contract to provide a turnkey medical device sterilization system. Segment operating income increased $988 from an operating loss of $267 in the six months ended June 30, 1996, to operating income of $721 in the six months ended June 30, 1997, principally due to the increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
During the six months ended June 30, 1997, Titan used $1,404 for operating requirements for continuing operations. Significant cash uses included increases of $1,144 in accounts receivable balances, primarily related to government satellite communications and commercial rural telephony products, and the funding requirements for certain accrued obligations of $4,870, principally related to the payment of certain accrued acquisition costs of Eldyne, Unidyne and DCS. Cash was provided primarily by the Company's line of credit, which provided $7,800, and by the timing of vendor payments, which provided $1,356.

In May 1997, the Company completed an agreement with Sumitomo Bank of California and Imperial Bank for a $24,000 line of credit maturing May 31, 1998, amending and replacing the previous $14,000 line with Sumitomo Bank, and replacing the existing line of credit with Crestar Bank. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. The agreement contains, among other financial covenants, provisions which require the Company to have annual net income, as defined, prohibits two consecutive quarterly losses in aggregate of greater than $500, and contains other financial covenants which require the Company to maintain stipulated levels of net worth and minimum interest coverage, and fixed charge coverage and quick ratios. Under the agreement, the Company and its wholly owned subsidiaries, Titan Information Systems Corporation ("TIS"), Eldyne and Unidyne, granted the banks a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and the Company pledged the stock of TIS, Eldyne and Unidyne to the banks.

At June 30, 1997, borrowings, outstanding under this agreement were $7,800, at a weighted average interest rate of 7.98%. The Company also had commitments under letters of credit under this agreement of $1,306, which reduced availability under the line of credit to $14,894. On May 23, 1997, the Company repaid in full the line of credit agreement and equipment note with Crestar Bank. A mortgage note with a balance of $1,219 at June 30, 1997, remains outstanding with Crestar Bank.

At June 30, 1997, the Company was in compliance with all financial covenants under its various debt agreements.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
-----------------------------------------------------------
Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, regarding entry into commercial business, reliance on a major software customer, and dependence on defense spending.

                           THE TITAN CORPORATION


                        PART II - OTHER INFORMATION



Item 4.   (a),(b) and (c)  Submission of Matters to a vote of Security
                           Holders

At the Annual Meeting of Stockholders held on May 15, 1997, the following matters were submitted and approved by shareholders:

1. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                                   Affirmative          Negative/Abstaining
                                  -------------         -------------------
Charles R. Allen                    13,072,487                659,066
Joseph F. Caliguiri                 13,072,952                658,601
Daniel J. Fink                      13,069,382                662,171
Robert E. La Blanc                  13,062,554                668,999
Thomas G. Pownall                   13,063,386                668,167
Gene W. Ray                         12,978,398                753,155
J. S. Webb                          12,947,236                784,317

2. Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 45,000,000.

    Affirmative Votes                   11,673,914
    Negative Votes                       1,817,371
    Abstaining                             240,268

3.  Adoption of the Stock Option and Equity Participation Plan of 1997.

    Affirmative Votes                    6,639,613
    Negative Votes                       2,090,932
    Abstaining                             299,823
    Broker Non - Votes                   4,701,185

4.  Ratification of Selection of Arthur Andersen LLP as the Company's
    Auditors.

    Affirmative Votes                   13,204,541
    Negative Votes                         295,158
    Abstaining                             231,854


Item 6.   Exhibits and Reports on Form 8-K
         (a)(10) Amended and Restated Commercial Loan Agreement dated May 17, 1997, by and among the Company, Imperial Bank and Sumitomo Bank of California.
         (a)(27) Financial Data Schedule.

         (b) None.


THE TITAN CORPORATION


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1997

                                THE TITAN CORPORATION





                                /s/ Eric M. DeMarco
                                -------------------------
                                By: Eric M. DeMarco
                                    Senior Vice President,
                                    Chief Financial Officer

                                /s/ Deanna H. Petersen
                                -------------------------
                                By: Deanna H. Petersen
                                    Corporate Controller
                                   (Principal Accounting Officer)
Exhibit Index




10    Amended and Restated Commerical Loan Agreement dated
      May 17, 1997, by and among the Company, Imperial Bank and Sumitomo Bank of California.

27    Financial Data Schedule.