Form 10-Q
period 1997-09-30
TITAN CORP
filed 1997-11-12
CIK 32258

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


    x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1997

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

                                         Commission file number  1-6035

                                 The Titan Corporation
               (Exact name of registrant as specified in its charter)

              Delaware                                95-2588754
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

3033 Science Park Road, San Diego, California           92121
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)   (619) 552-9500
=======================================================================
           (Former name, former address and former fiscal year,
                      if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   x   No
                           =======
The number of shares of registrant's common stock outstanding at November 5, 1997, was 16,249,648.

                   Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          THE TITAN CORPORATION

                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share data)



                                         Three months ended   Nine months ended
                                           September 30,       September 30,
                                           1997      1996       1997     1996
                                          =================   =================
Revenues.............................  .. $ 41,973 $ 34,588   $127,212 $ 94,645

Costs and expenses:
   Cost of revenues......................   31,725   28,191     97,644   74,484
   Selling, general and administrative
      expense............................    4,806    5,942     15,530   16,405
   Research and development expense......    1,740    1,055      4,997    2,190
                                             =====    =====     ======   ======
      Total costs and expenses...........   38,271   35,188    118,171   93,079
                                          =====    =====     ======   ======
Operating profit (loss)..................    3,702     (600)     9,041    1,566
Interest expense.........................   (1,361)    (745)    (3,887)  (1,902)
Interest income..........................       23       46         35       64
                                          =====    =====     ======   ======
Income (loss) from continuing operations
   before income taxes...................    2,364   (1,299)     5,189     (272)
Income tax provision (benefit)...........      827     (503)     1,816     (106)
                                          =====    =====     ======   ======

Income (loss) from continuing operations.    1,537     (796)     3,373     (166)
Loss from discontinued operation,
   net of taxes..........................      ---   (1,173)      (343)  (3,414)
                                          =====    =====     ======   ======

Net income (loss)........................    1,537   (1,969)     3,030   (3,580)
Dividend requirements on preferred stock.      219      219        656      585
                                          =====    =====     ======   ======

Net income (loss) applicable to
   common stock.......................... $  1,318 $ (2,188)  $  2,374 $ (4,165)
                                          =====    =====     ======   ======

Per weighted average common shares:
  Income (loss) from continuing
     operations.......................... $    .08 $   (.06)  $    .17 $   (.05)
  Loss from discontinued operation.......      ---     (.08)      (.02)    (.23)
                                          =====    =====     ======   ======

Net income (loss)........................ $    .08 $   (.14)  $    .15 $   (.28)
                                          =====    =====     ======   ======

Weighted average common shares
   outstanding...........................   16,676   16,107     16,311   14,981
                                          =====    =====     ======   ======

                     The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    THE TITAN CORPORATION


                                   CONSOLIDATED BALANCE SHEET
                          (in thousands, except shares and par values)

                                                  September 30,   December 31,
                                                      1997            1996
                                                  ============    ============
Assets
Current assets:
   Cash............................................$   1,397        $   2,052
   Accounts receivable - net.......................   52,889           45,720
   Inventories.....................................   13,667           12,419
   Net assets of discontinued operation............    8,896            1,304
   Prepaid expenses and other......................    1,726            1,708
   Deferred income taxes...........................    4,961            6,037
      Total current assets.........................   83,536           69,240
                                                      ======           ======
Property and equipment - net.......................   18,838           19,984
Goodwill - net.....................................   20,333           21,348
Other assets.......................................    8,388            8,438
Net assets of discontinued operation...............    4,186            7,264
                                                      ======           ======

   Total assets                                    $ 135,281        $ 126,274
                                                      ======           ======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................$   9,640        $   8,018
   Line of credit..................................   14,650              ---
   Note payable to related party...................      ---            1,000
   Current portion of long-term debt...............    1,076            1,010
   Accrued compensation and benefits...............    5,962            8,061
   Other accrued liabilities.......................    4,778           10,036
      Total current liabilities....................   36,106           28,125
                                                      ======           ======

Long-term debt.....................................   39,218           40,071
Other non-current liabilities......................    7,421            8,433

Series B cumulative convertible redeemable
   preferred stock, $3,000 liquidation preference,
   6% cumulative annual dividend, 500,000 shares
   issued and outstanding..........................    3,000            3,000

Stockholders' equity:
   Preferred stock; $1 par value; authorized
      2,500,000 shares:
   Cumulative convertible, $13,897 liquidation preference: 694,872 shares issued and

      outstanding...............................      695             695
   Series A junior participating: authorized
      250,000 shares: none issued...............      ---             ---
   Common stock; $.01 par value, authorized
      45,000,000 shares; issued and outstanding:
      17,184,476 and 17,133,680....................      172              171
   Capital in excess of par value..................   42,936           42,751
   Retained earnings...............................    8,362            5,988
Treasury stock (985,894 and 1,106,114 shares),
      at cost......................................   (2,629)          (2,960)
      Total stockholders' equity...................   49,536           46,645
   Total liabilities and stockholders' equity......$ 135,281        $ 126,274
                                                      ======           ======

                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                            THE TITAN CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands of dollars)

                                                           Nine months ended
                                                              September 30,
                                                            1997        1996
                                                            =====       =====
Cash Flows From Operating Activities:

Income (loss) from continuing operations............... $  3,373    $   (166)
Adjustments to reconcile income (loss) from continuing
   operations to net cash used for continuing
   operations:
      Depreciation and amortization..................      4,224       4,026
      Deferred income taxes and other................      1,775      (1,690)
      Changes in operating assets and liabilities,
         net of businesses sold:
         Accounts receivable.........................     (7,169)      9,684
         Inventories.................................     (1,348)     (4,521)
         Prepaid expenses and other assets...........       (975)       (338)
         Accounts payable............................      1,622      (2,739)
         Accrued compensation and benefits...........     (2,099)     (3,539)
         Restructuring activities....................       (815)     (3,817)
         Other liabilities...........................     (5,023)     (2,644)
                                                           =====       =====
Net cash used for continuing operations..............     (6,435)     (5,744)
                                                           =====       =====
Loss from discontinued operation.....................       (343)     (3,414)
Changes in net assets of discontinued operation .....     (4,514)     (1,290)
Net cash used for discontinued operation.............     (4,857)     (4,704)
                                                           =====       =====
Net cash used for operating activities...............    (11,292)    (10,448)
                                                           =====       =====
Cash Flows From Investing Activities:

Capital expenditures.................................     (2,056)     (3,656)
Payment for purchase of businesses, net of cash
   acquired..........................................        ---      (1,000)

Proceeds, net of transaction costs, from sale of
   businesses........................................        200       2,492
Other................................................        114         245
Net cash used for investing activities...............     (1,742)     (1,919)
                                                           =====       =====
Cash Flows From Financing Activities:

Additions to debt....................................     14,650      13,356
Retirements of debt..................................     (1,780)     (3,436)
Dividends paid.......................................       (656)       (585)
Proceeds from stock issuances........................        165         344
                                                           =====       =====
Net cash provided by financing activities............     12,379       9,679
                                                           =====       =====
Net decrease in cash.................................       (655)     (2,688)
Cash at beginning of period..........................      2,052       5,833
                                                           =====       =====
Cash at end of period................................  $   1,397   $   3,145
                                                           =====       =====

                   The accompanying notes are an integral part of these
                         consolidated financial statements.

                                       THE TITAN CORPORATION

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands of dollars, except per share data)

                                     Cumulative              Capital
                                     Convertible             in Excess
                                     Preferred     Common    of Par     Retained   Treasury
                                     Stock         Stock     Value      Earnings     Stock     Total
Nine months ended September 30, 1997
====================================
Balances at December 31, 1996        $ 695      $   171    $ 42,751    $  5,988   $ (2,960) $ 46,645
   Exercise of stock options and
      other                                           1         171                              172
   Shares contributed to employee
      benefit plans                                              14                    331       345
   Dividends on preferred stock -
      Cumulative convertible, $.75
        per share                                                          (521)                (521)
      Series B, 6% annual                                                  (135)                (135)
   Net income                                                             3,030                3,030
Balances at September 30, 1997      $ 695      $   172     $ 42,936    $  8,362   $ (2,629) $ 49,536
                                     ====         ====        ====        =====      =====    ======
Nine months ended September 30, 1996
====================================
Balances at December 31, 1995       $ 695      $   151     $ 31,148    $ 10,169   $ (3,524) $ 38,639
   Stock issuance for acquisition                   19       11,510                           11,529
   Exercise of stock options                                    405                    (62)      344
   Shares contributed to employee
      benefit plans                                             466                    624     1,090
   Dividends on preferred stock -
      Cumulative convertible, $.75
        per share                                                          (521)                (521)
      Series B, 6% annual                                                   (64)                 (64)
   Net loss                                                              (3,580)              (3,580)
Balances at September 30, 1996      $ 695      $   171     $ 43,529     $ 6,004   $ (2,962) $ 47,437
                                     ====         ====        ====        ====       ====      =====
         The accompanying notes are an integral part of these consolidated financial statements.

                        THE TITAN CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997

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

Note (2) DISCONTINUED OPERATION

On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business in order to focus on the Company's businesses that are better aligned with its available resources and offer a greater opportunity for Titan to create value for its shareholders. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year. Management anticipates that the business will be sold by June 30, 1998.

Revenues for the broadband communications business were $8 and $266 for the three months and $537 and $543 for the nine months ended September 30, 1997 and 1996, respectively. Included in the loss from discontinued operation is a tax benefit of $604 for the three months ended September 30, 1996 and $177 and $1,759 for the nine months ended September 30, 1997 and 1996, respectively. The Company deferred losses from the discontinued operation of $3,033 and $6,324 in the third quarter and nine months ended September 30, 1997, which primarily represented amortization costs of intangible assets, and to a lesser degree, operating costs of the business. Included in the deferred losses is interest of $104 and $244 in the three months and nine months ended September 30, 1997, respectively, allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of discontinued operation consist primarily of accounts receivable, inventory, and deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist of property and equipment and intangible assets, primarily capitalized software costs. Prior year consolidated financial statements have been restated to present the broadband communications business as a discontinued operation.

Note (3) DEBT

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

At September 30, 1997, borrowings outstanding under this agreement were $14,650, at a weighted average interest rate of 7.92%. The Company also had commitments under letters of credit under this agreement of $1,177, which reduced availability under the line of credit to $8,173. On May 23, 1997, the Company repaid in full the line of credit agreement and equipment note with Crestar Bank. A mortgage note with a balance of $1,228 at September 30, 1997, remains outstanding with Crestar Bank.

At September 30, 1997, the Company was in compliance with all financial covenants under its various debt agreements.

Note (4) RESTRUCTURING

At December 31, 1996, the Company had $815 remaining in other current liabilities related to a formal plan of restructuring adopted in 1995. Charges against these restructuring reserves were $815 and $991 in the first nine months of 1997 and 1996, respectively. The charges to these reserves in 1997, which were all incurred in the first quarter, were primarily related to costs associated with the exiting of businesses, as well as the termination of certain agreements.

Note (5) OTHER FINANCIAL DATA

                                 September 30,      December 31,
                                     1997              1996
Inventories:
   Materials                      $  1,901          $  1,998
   Work-in-process                   9,850             9,201
   Finished goods                    1,916             1,220
                                  $ 13,667          $ 12,419

Supplemental disclosure of cash payments (receipts) is as follows:

                           Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            1997        1996         1997     1996

   Interest                $ 388      $  471       $ 2,705   $ 1,475
   Income taxes               51        (926)           (9)   (1,067)

During the nine month periods ended September 30, 1997 and 1996, the Company utilized treasury stock of $345 and $1,090, respectively, for benefit plan funding and contributions.

The following tables summarize revenues and operating profit
(loss) by industry segment for the three months and nine months ended September 30, 1997 and 1996:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   1997       1996          1997      1996
Revenues:

   Communications Systems       $  3,724    $    629     $ 11,465    $ 2,193
   Software Systems                4,310       3,306       12,206     13,986
   Defense Systems                28,291      25,229       84,020     62,169
   Emerging Technologies           5,648       5,424       19,521     16,297
                                $ 41,973    $ 34,588     $127,212    $94,645

Operating Profit (Loss):

   Communications Systems       $     38    $   (596)    $   (343)   $(1,492)
   Software Systems                1,192        (478)       2,620       (344)
   Defense Systems                 3,504       1,656        9,715      6,383
   Emerging Technologies             (58)        211          663        (56)

   Segment operating profit
      before Corporate             4,676         793       12,655      4,491
   Corporate                        (974)     (1,393)      (3,614)    (2,925)
                                $  3,702    $   (600)    $  9,041    $ 1,566

Note (6) RECENT ACCOUNTING PRONOUNCEMENT

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

                       THE TITAN CORPORATION


    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

                (Dollar amounts in thousands,
                    except per share data)


RESULTS OF OPERATIONS
======================
Consolidated results:

Revenues for the third quarter of 1997 were $41,973, an increase of 21% from revenues of $34,588 in the third quarter of 1996. Revenues for the nine months ended September 30 were $127,212 and $94,645 in 1997 and 1996, respectively. Revenue increases in both the third quarter and nine months were experienced in the Communications Systems, Defense Systems, and Emerging Technologies segments. The Company reported net income of $1,537 and $3,373 for the third quarter and nine months of 1997 compared to net losses of $1,969 and $3,580 for the third quarter and nine months of 1996. Included in the nine months of 1997 is a loss from discontinued operation of $343, compared to a loss from discontinued operation of $1,173 and $3,414 for the third quarter and nine months of 1996, respectively. The Company deferred losses from the discontinued operation of $3,033 and $6,324 in the third quarter and nine months ended September 30, 1997, respectively, which primarily represented amortization costs of intangible assets, and to a lesser degree, operating costs of that business. Income from continuing operations in the third quarter and nine months of 1997 was $1,537 and $3,373, compared to losses of $796 and $166 in the third quarter and nine months of 1996. The improvement in earnings was primarily due to the impact of the increased revenues noted above as well as the impact of cost reduction measures taken by the Company.

Selling, general and administrative expense ("SG&A") as a percentage of revenue decreased from 17% in the third quarter of 1996 to 11% for the same period in 1997, and from 17% in the nine months of 1996 to 12% for the same period in 1997. These decreases were due primarily to the impact of cost reductions measures taken across all business segments. Research and development costs increased overall from $1,055 in the third quarter of 1996 to $1,740 for the same period in 1997, and from $2,190 for the nine months of 1996 to $4,997 for the same period in 1997, reflecting increased efforts in the Company's commercial and defense satellite communications businesses, specifically related to costs incurred to obtain certification on the Company's compact satellite modem.

Net interest expense increased $639 and $2,014 in the third quarter and nine months ended September 30, 1997, respectively, compared to the comparable periods of 1996, primarily from interest related to the convertible subordinated debentures that the Company issued in November
1996.

The income tax provision is a 35% effective rate in 1997 compared to a 39% effective rate in 1996. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:
==================
Three months ended September 30, 1997 and 1996:

Revenues in the Communications Systems segment increased $3,095 from $629 in the third quarter of 1996 to $3,724 in the third quarter of 1997, due to increased shipments made on the Company's contract for a rural telephony system in Indonesia. During the quarter, the Company completed delivery of substantially all of the terminals under this initial order. Operating income of $38 in the third quarter of 1997 as compared to a loss of $596 in the third quarter of 1996, is principally due to the impact of the increased revenues.

Software Systems segment revenues increased $1,004 from $3,306 in the third quarter of 1996 to $4,310 in the third quarter of 1997, primarily due to an increased number of projects related to the development and implementation of information networks. The increase in operating income of $1,670 from an operating loss of $478 in the third quarter of 1996 to operating income of $1,192 in the third quarter of 1997 was principally a result of the Company's cost reduction measures, as well as the impact of the increased revenues.

In the Defense Systems segment, revenues grew $3,062, from $25,229 in the third quarter of 1996 to $28,291 in the third quarter of 1997. The increased revenues were principally related to the Mini-DAMA satellite terminal production contract as well as the impact of non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs based upon favorable developments with certain government agencies. The increase of operating income of $1,848, from $1,656 in the third quarter of 1996 to $3,504 in the third quarter of 1997, resulted from the increased revenues and non-recurring credits.

In the Emerging Technologies segment, revenues increased $224 from $5,424 in the third quarter of 1996 to $5,648 in the third quarter of 1997 primarily due to revenues on the Company's contract to provide a turnkey medical device sterilization system for in-house manufacturing use. The operating income decreased $269 from operating income of $211 in the third quarter of 1996 to an operating loss of $58 in the third quarter of 1997, primarily due to decreased margins on a contract in the Company's linear electron accelerator business.

Nine months ended September 30, 1997 and 1996:

Revenues for the Communications Systems segment increased $9,272 from $2,193 in the nine months ended September 30, 1996 to $11,465 in the nine months ended September 30, 1997, due to increased shipments made on the Company's contract for a rural telephony system in Indonesia. Segment operating loss decreased $1,149 from $1,492 in the nine months ended September 30, 1996 to $343 in the nine months ended September 30, 1997, principally due to the increased sales volume.

The Software Systems segment revenues decreased $1,780 from $13,986 in the nine months ended September 30, 1996 to $12,206 in the nine months ended September 30, 1997, principally due to a reduction of revenues from a major telecommunications customer, partially offset by growth in other custom software business. Operating income improved $2,964 from an operating loss of $344 in the nine months ended September 30, 1996 to operating income of $2,620 in the nine months ended September 30, 1997, resulting from the impact of cost reduction measures taken by the Company.

Defense Systems revenues increased $21,851 from $62,169 in the nine months ended September 30, 1996 to $84,020 in the nine months ended September 30, 1997. Increased revenues from Eldyne, Unidyne and DCS of $23,490, and increased 1997 revenues related to the Mini-DAMA satellite terminal production contract as well as non-recurring credits resulting from the reevaluation of contract costs noted above were partially offset by decreased revenues from the wind-down of the work subcontracted to the buyer of the Applications Group (sold in April 1994) and the impact of the sale of the Electronics division in July 1996. Segment operating income increased $3,332 from $6,383 in the nine months ended September 30, 1996 to $9,715 in the nine months ended September 30, 1997. This increase was due to the impact of the non-recurring credits and the increase in revenues noted above.

The Emerging Technologies segment revenues increased $3,224 from $16,297 in the nine months ended September 30, 1996 to $19,521 in the nine months ended September 30, 1997, due primarily to revenues on the Company's contract to provide a turnkey medical device sterilization system as well as revenues on a contract to build pulse generator systems. Segment operating income increased $719 from an operating loss of $56 in the nine months ended September 30, 1996 to operating income of $663 in the nine months ended September 30, 1997, principally due to the increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES
================================
During the nine months ended September 30, 1997, Titan used $6.4 million cash for continuing operations. The Company's increased investment in its government and commercial satellite businesses, which reflects the growth in these businesses, primarily resulted from an increase in receivables and inventories of $7,169 and $1,348, respectively. Other significant cash uses included funding requirements for certain accrued compensation obligations of $2,099 and funding of other liabilities which included approximately $1,500 in payments of certain accrued acquisition costs of Eldyne,

Unidyne and DCS. Cash was provided primarily by the Company's line of credit, which provided $14,650, and by the timing of vendor payments, which provided $1,622.

In May 1997, the Company completed an agreement with Sumitomo Bank of California and Imperial Bank for a $24,000 line of credit maturing May 31, 1998, amending and replacing the previous $14,000 line with Sumitomo Bank, and replacing the existing line of credit with Crestar Bank. The Company has the option to borrow at a bank primate rate or at LIBOR plus 2%. The agreement contains, among other financial covenants, provisions which require the Company to have annual net income, as defined, prohibits two consecutive quarterly losses in aggregate of greater than $500, and contains other financial covenants which require the Company to maintain stipulated levels of net worth and minimum interest coverage, and fixed charge coverage and quick ratios. Under the agreement, the Company and its wholly owned subsidiaries, Titan Information Systems Corporation ("TIS"), Eldyne and Unidyne, granted the banks a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and the Company pledged the stock of TIS, Eldyne and Unidyne to the banks.

At September 30, 1997, borrowings outstanding under this agreement were $14,650, at a weighted average interest rate of 7.92%. The Company also had commitments under letters of credit under this agreement of $1,177, which reduced availability under the line of credit to $8,173. On May 23, 1997, the Company repaid in full the line of credit agreement and equipment note with Crestar Bank. A mortgage note with a balance of $1,228 at September 30, 1997, remains outstanding with Crestar Bank.

At September 30, 1997 the Company was in compliance with all financial covenants under its various debt agreements.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
===========================================================
Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the

Company's Annual Report on Form 10-K for the year ended
December 31, 1996, regarding entry into commercial business, reliance on a major software customer, and dependence on defense spending.

                   THE TITAN CORPORATION


               PART II - OTHER INFORMATION

Item 5.   Other Information
          On July 10, 1997, the Titan Corporation ("Titan") filed a Certificate of Amendment (the "Amendment") to its Restated
Certificate of Incorporation with the Secretary of State of the State of Delaware. The amendment increases the number of Common Stock which Titan is authorized to issue from 30,000,000 to 45,000,000. The additional shares of Common Stock authorized by the Amendment will be used for future financings, acquisitions and compensation programs.
 The Amendment was approved by Titan's stockholders on May
15, 1997. A copy of such Certificate of Amendment is attached hereto as an exhibit.


Item 6.    Exhibits and Reports on Form 8-K
          (a)(3.1)Certificate of Amendment of Restated
                  Certificate of Incorporation, dated June 30,
                  1997.
             (27) Financial Data Schedule.
          (b)     None

                         THE TITAN CORPORATION


                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 12, 1997

                                   THE TITAN CORPORATION



                                /s/ Eric M. DeMarco
                                =========================
                                By: Eric M. DeMarco
                                    Senior Vice President,
                                    Chief Financial Officer

                                /s/ Deanna H. Petersen
                                =========================
                                By: Deanna H. Petersen
                                    Corporate Controller
                                   (Principal Accounting Officer)