Form 10-K405/A
period 1996-12-31
TITAN CORP
filed 1997-12-18
CIK 32258

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

     For the transition period from ============= to =============

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

   Title of each class          Name of exchange on which registered
   ===================          ====================================
$1.00 Cumulative Convertible          New York Stock Exchange
Preferred Stock, $1.00 par value
Common Stock, $.01 par value
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No_
                      ======   ======
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                                ====
     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $ 58,476,049.

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

COMMUNICATIONS SYSTEMS SEGMENT

The Communications Systems segment contains two start-up business units, both targeting rapidly growing commercial markets. The first business is satellite communications, which develops and sells bandwidth-efficient, cost-effective satellite earth station networks and related systems which address the demand for telephony services. Some of these products include high-efficiency network management systems and voice processing and redundant control circuitry for reliable transmissions. A key feature of the Company's products is its defense-derived DAMALink(TM) network management software system, which allows for multiple simultaneous users to access efficiently the same satellite channel, resulting in cost savings and improved operational flexibility for the customer. To address the need for telecommunications infrastructure in developing countries, the Company has designed and developed its Xpress Connection(TM) system as a cost-effective means to link remote locations into the public switched network in developing countries. These systems are being marketed in Asia and Latin America.

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

   Contract Type                      1996     1995     1994
   =============                      ====     ====     ====
   Cost Reimbursement..............   52.9%    54.7%    59.9%
   Fixed Price.....................   40.9     40.2     36.8
   Time and Materials..............    6.2      5.1      3.3
                                      ====     ====     ====
                                     100.0%   100.0%   100.0%

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

The Company's backlog consists of the following approximate amounts as of December 31:

           Backlog                    1996           1995
Commercial ba...............       $ 47,113,000    $25,949,000
U.S. Government funded backlog.....  49,256,000     32,903,000
U.S. Government unfunded backlog..   98,881,000     19,883,000
                                   $195,250,000    $78,735,000
                                   ============     ==========
Backlog at December 31, 1996 includes $97.7 million from Eldyne, Unidyne and DCS, which were acquired by the Company in May 1996 and excludes backlog of the Company's Electronics division which was sold in July 1996.

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

The locations of the principal operating facilities of the Company and its consolidated subsidiaries at the end of 1996 were as follows:

Communications Systems           Software Systems
San Diego, California            San Diego, California
                                 Reston, Virginia
                                 Washington, D.C.
Defense Systems                  Colorado Springs, Colorado
San Diego, California            Tampa, Florida
Reston,Virginia                  Dallas, Texas
Norfolk, Virginia
Richmond, Virginia               Emerging Technologies
Hanover, Maryland                San Diego, California
Vallejo, California              San Leandro, California
Heathrow, Florida                Dublin, California
Denver, Colorado                 Chatsworth, California
Boston, Massachusetts            Albuquerque, New Mexico
Dayton, Ohio                     Denver, Colorado
Huntsville, Alabama              Bozeman, Montana
Niantic, Connecticut             Princeton, New Jersey
                                 Tempe, Arizona

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

Common Stock             1996                 1995
                         ====                 ====
Fiscal Quarter        High     Low        High      Low
=============         ===      ===        ===       ===
First               $ 7.38   $6.00       $7.13    $5.63
Second                7.13    5.50        9.38     6.25
Third                 5.63    3.63       10.38     8.50
Fourth                4.38    2.50        9.63     6.63

Cumulative Convertible
Preferred Stock           1996                1995
                          ===                 ===
Fiscal Quarter       High        Low      High       Low
==============       ====        ===       ===       ===
First               $12.63    $12.00    $11.88    $10.88
Second               12.13     11.38     12.25     11.63
Third                11.50     10.88     13.25     11.75
Fourth               10.88     10.00     12.88     11.88

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

OPERATING RESULTS

The table below sets forth Titan's consolidated revenues, operating profit (loss), net interest expense, income tax provision (benefit) and net income (loss) for each of the three years ended December
31, 1996:

                                         1996         1995        1994
                                         ====         ====        ====
Revenues                             $ 137,722    $ 133,967   $ 136,206
Operating profit (loss)                 (2,157)      (3,955)      9,635
Interest expense, net                    2,961        1,059         632
Income tax provision (benefit)          (1,740)      (1,207)      3,050
Net income (loss)                       (3,378)      (3,807)      5,953

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement
Schedules

                                                           Page
Report of Independent Public Accountants.............................      15
Financial Statements
   Consolidated Statements of Operations.............................      16
   Consolidated Balance Sheets.......................................      17
   Consolidated Statements of Cash Flows.............................      18
   Consolidated Statements of Stockholders' Equity...................      19
   Notes to Consolidated Financial Statements........................   20-31

Supporting Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants:

Schedule II - Valuation and Qualifying Accounts......................      38

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


ARTHUR ANDERSEN LLP

San Diego, California
February 20, 1997

                            The Titan Corporation
                       Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                          For the years ended December 31,
                                                            1996         1995       1994
Revenues                                                  $137,722    $133,967   $136,206

Costs and expenses:
   Cost of revenues                                        110,589     102,231     99,921
   Selling, general and administrative expense              24,501      23,538     22,511
   Research and development expense                          4,789       5,904      5,339
   Restructuring and other (income) expense, net              --         6,249     (1,200)

   Total costs and expenses                                139,879     137,922    126,571


Operating profit (loss)                                     (2,157)     (3,955)     9,635

Interest expense                                            (3,026)     (1,154)      (923)
Interest income                                                 65          95        291


Income (loss) before income taxes                           (5,118)     (5,014)     9,003
Income tax provision (benefit)                              (1,740)     (1,207)     3,050


Net income (loss)                                           (3,378)     (3,807)     5,953
Dividend requirements on preferred stock                      (803)       (695)      (695)


Net income (loss) applicable to common stock              $ (4,181)   $ (4,502)  $  5,258


Net income (loss) per weighted average common share       $   (.27)   $   (.33)  $    .40


Weighted average common shares outstanding                  15,278      13,445     13,288

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

Stockholders' Equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
      Cumulative convertible, $13,897 liquidation preference:
         694,872 shares issued and outstanding                         695        695
      Series A junior participating, authorized 250,000 shares:
         none issued                                                    --        --
   Common stock: $.01 par value, authorized 30,000,000
      shares, issued and outstanding: 17,133,680 and
      15,087,087 shares                                                171        151
   Capital in excess of par value                                   42,751     31,148
   Retained earnings                                                 5,988     10,169
   Treasury stock (1,106,114 and 1,161,147 shares), at cost         (2,960)    (3,524)

      Total stockholders' equity                                    46,645     38,639

      Total liabilities and stockholders' equity                  $127,848    $95,170

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

                                                         The Titan Corporation
                                             Consolidated Statements of Stockholders' Equity
                                          (in thousands of dollars, except per share data)

                                            Cumulative
                                            Convertible                Capital
                                             Preferred    Common     in Excess of    Retained     Treasury
                                               Stock       Stock       Par Value     Earnings       Stock        Total
Balances at December 31, 1993               $    695     $    138    $   24,974      $ 9,413      $(5,899)     $29,321
   Exercise of stock options                      --            8         2,191           --           --        2,199
   Shares contributed to employee
      benefit plans and other                     --           --            --           --        1,295        1,295
   Income tax benefit from
      employee stock transactions                 --           --           695           --           --          695
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --         (695)
   Net income                                     --           --            --        5,953           --        5,953

Balances at December 31, 1994                    695          146        27,860       14,671       (4,604)      38,768
   Stock issuance                                 --           --         1,413           --          912        2,325
   Exercise of stock options                      --            5         1,209           --         (381)         833
   Shares contributed to employee
      benefit plans                               --           --           322           --          549          871
   Income tax benefit from employee
      stock transactions                          --           --           344           --           --          344
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --         (695)
   Net loss                                       --           --            --       (3,807)          --       (3,807)

Balances at December 31, 1995                    695          151        31,148       10,169       (3,524)      38,639
   Stock issuance for acquisition                 --           18        10,659           --           --       10,677
   Exercise of stock options and other            --            2           408           --          (62)         348
   Shares contributed to
      employee benefit plans                      --           --           466           --          626        1,092
   Income tax benefit from employee stock
      transactions                                --           --            70           --           --           70
   Dividends on preferred stock --
      Cumulative Convertible, $1.00 per share     --           --            --         (695)          --         (695)
      Series B, 6% annual                         --           --            --         (108)          --         (108)
   Net loss                                       --           --            --       (3,378)          --       (3,378)
Balances at December 31, 1996               $    695      $   171       $42,751      $ 5,988     $ (2,960)    $ 46,645

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

Note 2.  Acquisition

On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). Eldyne, Unidyne, and DCS are information technology businesses that provide the Department of Defense and other government customers with systems research, development and prototyping, and integration and life cycle support of electronic, information and control systems. The overall transaction consideration, excluding associated transaction costs and expenses, consisted of $1 million cash, 1,921,534 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 9), assumption of indebtedness (see Note
7), and a promissory note for $1 million issued to the principal stockholder of the acquired companies. The $1 million note is due on March 15, 1997, and interest of 10% per annum is due quarterly and at maturity. The Company also entered into an agreement with the principal stockholder, providing for annual payments of $.3 million, payable monthly, for 6 years beginning May 24, 1996. The net present value this agreement ($1.5 million) was recorded as additional purchase price at the acquisition date. This obligation was settled in full on January 2, 1997. Estimated other direct costs of the acquisition were approximately $3 million.

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

Unaudited pro forma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1995 are shown below:

                           1996         1995
                           ====         ====
Revenues                $162,058    $185,052
Net loss                  (5,068)     (3,356)
Net loss per share          (.37)       (.28)

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

                                                          1996          1995
Inventories:
   Materials                                           $  2,051      $  3,152
   Work-in-process                                        9,840         4,159
   Finished goods                                         1,266         3,088
                                                       $ 13,157      $ 10,399

Property and Equipment:
   Machinery and equipment                             $ 29,986      $ 23,429
   Furniture and fixtures                                 5,351         3,207
   Land, buildings and leasehold improvements             7,584         3,503
   Construction in progress                                 996         6,041
                                                         43,917        36,180

Less accumulated depreciation and
   amortization                                         (22,912)      (17,885)

                                                       $ 21,005      $ 18,295

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

                                          1996         1995         1994
Identifiable Assets:
   Communications Systems              $ 19,035      $ 8,287       $ 4,813
   Software Systems                       6,139        8,945         6,084
   Defense Systems                       66,204       39,587        38,859
   Emerging Technologies                 20,014       19,191        12,165
   General corporate assets              16,456       19,160        19,982

                                       $127,848      $95,170       $81,903

General corporate assets are principally cash, prepaid expenses, deferred income taxes, and other assets.

                                           1996         1995         1994
Depreciation and Amortization
   of Property and Equipment,
   Goodwill, and Other Assets:
      Communications Systems            $ 1,072     $   366       $   387
      Software Systems                    1,152       1,044           533
      Defense Systems                     2,346       1,744         1,838
      Emerging Technologies               1,094         712           630
      Corporate                             129         251            36

                                        $ 5,793     $ 4,117       $ 3,424

Capital Expenditures:
   Communications Systems               $ 1,837     $   697       $   397
   Software Systems                         261       1,709         1,784
   Defense Systems                        2,266       1,431         2,003
   Emerging Technologies                  1,726       5,007         1,963
   Corporate                                 89         144            97

                                        $ 6,179     $ 8,988       $ 6,244
Note 6.  Income Taxes

The components of the income tax provision (benefit) are as follows:

                                         1996         1995        1994
Current:
   Federal                             $    --     $(2,232)     $1,377
   State                                    --        (220)        203

                                            --      (2,452)      1,580

Deferred                                (1,740)      1,245       1,470

                                       $(1,740)    $(1,207)    $ 3,050


Following is a reconciliation of the income tax provision (benefit) expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):

                                       1996         1995         1994
Expected Federal tax provision
   (benefit)                         $(1,740)     $(1,705)      $3,061
State income taxes, net
   of Federal income tax
   benefits                             (256)         (44)         450
Loss carryforwards/carrybacks             --           --         (216)
Research credit                           --           --         (338)
Goodwill amortization                     88          160          149
Alternative minimum tax                   --          100           --
Keyman life insurance                     36           75           83
Other                                    132          207         (139)
Actual tax provision (benefit)       $(1,740)     $(1,207)     $ 3,050

The deferred tax assets as of December 31, 1996 and 1995, result from the following temporary differences:

                                                    1996         1995
                                                   =====         =====
Inventory and contract loss reserves             $ 1,678      $ 3,005
Employee benefits                                  4,507        4,289
Restructuring                                        361        2,786
Tax credit carryforwards                           1,383          815
Depreciation                                      (3,051)      (1,875)
Loss carryforward                                  6,932        1,680
Other                                               (479)       1,213
                                                  11,331       11,913
Valuation allowance                               (1,200)      (1,200)

Net deferred tax assets                          $10,131      $10,713

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

Note 12.  Stock-Based Compensation Plans

The Company provides stock-based compensation to officers, directors and key employees through various fixed stock option plans and to all non-executive employees through an employee stock purchase plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the fixed stock option or stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below

                                                 1996             1995
                                                 ====             ====
Net loss                As reported           $(3,378)        $(3,807)
                          Pro forma            (3,795)         (3,981)

Net loss per share      As reported           $  (.27)        $  (.33)
                          Pro forma              (.30)           (.35)

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

A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                 1996                             1995
                                    ===========================      ===========================
                                    Shares     Weighted-Average      Shares     Weighted-Average
                                    (000)       Exercise Price        (000)      Exercise Price
Fixed Options
==============
Outstanding at beginning of year    1,219      $ 5.05                 1,429      $3.41
Granted                               723        4.42                   429       8.02
Exercised                            (125)       3.28                  (454)      2.71
Cancelled                            (305)       6.20                  (185)      5.16
Outstanding at end of year          1,512        4.66                 1,219       5.05

Options exercisable at year-end       480                               452
Weighted-average fair value of
   options granted during the year  $3.18                             $5.76

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

          Options Outstanding                       Options Exercisable
          =================================         ============================================
Range of     Number         Weighted-Average                      Number
Exercise     Outstanding    Remaining          Weighted-Average   Exercisable   Weighted-Average
Prices       at 12/31/96    Contractual Life   Exercise Price     at 12/31/96   Exercise Price
$2.63 - 3.50   470,400      6.67 years          $3.23              331,300       $ 3.24
 4.00 - 5.88   792,500      9.07                 4.33              105,500         4.86
 6.25 - 9.50   249,500      8.84                 8.41               43,400         9.03
             1,512,400      8.28                 4.66              480,200         4.12

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

Note 14.  Quarterly Financial Data (Unaudited)

                              First      Second      Third      Fourth       Total
1996                         Quarter    Quarter     Quarter     Quarter       Year .
====                         =======    =======     =======     =======      ======
Revenues                    $ 31,172    $ 29,162   $ 34,854    $ 42,534   $ 137,722
Gross profit                   6,317       7,051      5,889       7,876      27,133
Net income (loss)               (864)       (747)    (1,969)        202      (3,378)
Net income (loss)per
   common share                 (.07)       (.06)      (.14)        .00        (.27)

                              First      Second      Third      Fourth        Total
1995                         Quarter     Quarter    Quarter     Quarter(a)    Year
====                         =======     =======    =======     =======       ======
Revenues                    $ 30,165    $ 34,307   $ 34,983    $ 34,512    $133,967
Gross profit                   8,464       9,222      7,346       6,704      31,736
Net income (loss)                535         719        470      (5,531)     (3,807)
Net income (loss) per
   common share                  .03         .04        .02        (.41)       (.33)

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

                             THE TITAN CORPORATION


                             By:  /s/ Gene W. Ray
                                  ====================
                                  Gene W. Ray
                             President and Chief Executive Officer

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures         Title                      Date
/s/ J.S. Webb               Chairman of the            March 26, 1997
         J.S.               Board of Directors

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

                             Director                  March 26, 1997
    Joseph F. Caligiuri

    /s/ Daniel J. Fink       Director                  March 26, 1997
      Daniel J. Fink

                             Director                  March 26, 1997
    Robert E. La Blanc

    /s/ Thomas G. Pownall    Director                  March 25, 1997
     Thomas G. Pownall

                                  THE TITAN CORPORATION
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   For the years ended December 31, 1996, 1995 and 1994
                           (in thousands of dollars)

                                       Balance                               Balance
                                          at                                    at
                                       beginning                               end
                                        of year    Additions   Deductions    of year
                                       =========   =========   ==========   =========
1996:
   Allowance for doubtful accounts      $ 294       $  --       $  57        $ 237

1995:
   Allowance for doubtful accounts        412         193         311          294

1994:
   Allowance for doubtful accounts        764           1         353          412