Form 10-K405
period 1997-12-31
TITAN CORP
filed 1998-02-26
CIK 32258

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the fiscal year ended December 31, 1997

                                         -OR-

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________

                            Commission file number 1-6035

                                THE TITAN CORPORATION
                (Exact name of registrant as specified in its charter)

          DELAWARE                                               95-2588754
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                                3033 SCIENCE PARK ROAD
                              SAN DIEGO, CA  92121-1199
                  (Address of principal executive offices, zip code)

         Registrant's telephone number, including area code:  (619) 552-9500

             Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                                              NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------                                              -------------------------------------
$1.00 Cumulative Convertible Preferred Stock, $1.00 par value                  New York Stock Exchange
Common Stock, $.01 par value
Preferred Stock Purchase Rights

           Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 1998: $97,615,020

     Number of shares of Common Stock outstanding at February 12, 1998:
16,737,679

                          DOCUMENT INCORPORATED BY REFERENCE

     Proxy Statement for the 1998 Annual Meeting of Stockholders on May 14, 1998. (The Company has or will have filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A.) With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 1998 Annual Meeting of Stockholders is not deemed to be filed as part of this Report,
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS

The Titan Corporation ("Titan" or "the Company") provides state-of-the-art information technology and electronic systems and services to commercial and government customers. Titan groups its businesses into four core business segments--Communications Systems, Software Systems, Information Technologies, and Medical Sterilization and Food Pasteurization--and a fifth business segment, Emerging Technologies and Businesses. The Communications Systems segment, through Titan's wholly owned subsidiary Linkabit Wireless, Inc. ("Linkabit Wireless"), develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products used to provide bandwidth-efficient communications. Linkabit Wireless currently has a registration statement on file with the Securities and Exchange Commission for a proposed public offering of approximately 26% of its common stock. The Software Systems segment, through Titan's wholly owned subsidiary Titan Software Systems, is a systems integrator that provides a broad range of information technology services and solutions. The Information Technologies segment, through Titan's wholly owned subsidiary Titan Technologies and Information Systems Corporation, provides information systems solutions to defense-related government customers with large data management, information manipulation, information fusion, knowledge-based systems, and communications requirements. The Medical Sterilization and Food Pasteurization segment, through Titan's wholly owned subsidiary Titan Purification, Inc., utilizes its linear accelerator technology to provide sterilization systems and services for medical device manufacturers and for the reduction of contamination from E. coli, salmonella and other microorganisms in food. The Emerging Technologies and Businesses segment consists of new technologies and early-stage businesses, including minority-owned businesses, utilizing technologies originally developed by Titan.

COMMUNICATIONS SYSTEMS SEGMENT

The Communications Systems segment, through Linkabit Wireless, develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products used to provide bandwidth-efficient communications for commercial and government customers. Linkabit Wireless' market-driven product development efforts have resulted in products which are particularly well suited for two significant market opportunities, rural telephony and secure defense communications.

Linkabit Wireless has developed substantial expertise in Demand Assigned Multiple Access ("DAMA") technology and critical engineering disciplines such as satellite ground system design, RF and digital engineering, digital and communications signal processing software, network management and modem technology. Linkabit Wireless' commercial products leverage the advanced technologies and broad technical competencies developed from the substantial investment in its government business. Similarly, the government business has benefited from Linkabit Wireless' investment in the design and production of cost-effective commercial products which can satisfy the government's demand for more commercial off-the-shelf products.

RURAL TELEPHONY. Linkabit Wireless' leading commercial product, Xpress Connection, uses existing geosynchronous satellites to provide low-cost voice, facsimile and data services using satellites to connect villages to a national Public Switched Telephone Network ("PSTN"), making it possible to provide low-cost telephone service to vast unserved areas.

Linkabit Wireless develops and markets its rural telephony products through strategic alliances. In September 1995, Linkabit Wireless received an approximately $10 million contract from PT. Pasifik Satelit Nusantra ("PSN") to develop the Xpress Connection system for use in a rural telephony network in Indonesia. In December 1997, Linkabit Wireless received a follow-on order from PSN for 10,000 additional terminals at a contract value of approximately $27 million, with delivery to begin immediately and be completed by May 1999. This contract also contains a priced option to purchase up to 10,000 additional terminals, which may be exercised at any time during the contract term. Linkabit Wireless and PSN are marketing Xpress Connection to other countries covered by PSN's satellites. In addition, Linkabit Wireless is working with Alcatel Telespace ("Alcatel") to market Xpress Connection to other developing regions, including Africa and Latin America.

Linkabit Wireless was selected to participate in a consortium led by Alcatel, which is designing and developing a satellite-based alternative to conventional telephone systems. The consortium's Multi-Media Asia ("M(2)A") product will provide telephone, facsimile, and high speed Internet access to homes and businesses in suburban and rural areas initially throughout Indonesia and potentially to other developing countries throughout the world. Linkabit Wireless will develop key portions of the ground terminals, primarily RF circuits, software and Application Specific Integrated Circuit (ASIC) chip sets incorporating technology derived from Linkabit Wireless' Xpress Connection.

Linkabit Wireless is leveraging its experience in rural telephony to selectively pursue private networking opportunities in developing countries. In Thailand, Linkabit Wireless is providing elements of a private voice, data and facsimile communications network for use by The Bank for Agriculture and Agricultural Cooperatives.

SECURE DEFENSE COMMUNICATIONS PRODUCTS. Linkabit Wireless' leading defense product, the Mini-DAMA terminal, is a full UHF satellite communications terminal that is designed to provide dual channel, multi-mode communications for up to 16 simultaneous users. This terminal condenses the communications capabilities formerly housed in two six-foot high racks into a single 25-inch high terminal and provides a weight savings of over 500 pounds and a power savings of approximately 60% to 70% over prior systems. In October 1997, Linkabit Wireless was awarded an $8.2 million production option to its ongoing U.S. Navy contract for Mini-DAMA UHF satellite communications terminals for delivery through February 1999.

The industries and markets in which Linkabit Wireless competes are highly competitive, and Titan expects that competition will increase in such markets. Linkabit Wireless encounters intense competition from numerous other companies, including large and emerging domestic and international companies, many of which have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than Linkabit Wireless. Some of Linkabit Wireless' competitors in the secure defense communications market include GEC (UK), Raytheon Corporation, Rockwell International and ViaSat, Inc. Some of Linkabit Wireless' commercial competitors include Gilat Satellite Networks Ltd., Hughes Network Systems, Scientific Atlanta Inc., STM Wireless Inc. and ViaSat, Inc. Furthermore, the satellite communications industry itself competes with other technologies such as terrestrial wireless, copper wire and fiber optic communications systems.

As of December 31, 1997 Linkabit Wireless had a total of 195 employees.

SOFTWARE SYSTEMS SEGMENT

Titan's Software Systems segment ("Titan Software") is a systems integrator that provides a broad range of information technology ("IT") services and solutions to commercial and non-defense government clients.

Titan Software provides integration services and solutions for companies with distributed computing environments. Titan Software's services include systems integration and package software implementation services, business process re-engineering, data warehousing and database administration, client/server application development, Year 2000 solutions, intranet/internet infrastructure and development, and electronic commerce solutions.

To enhance its service offerings and expand its customer base, Titan Software is actively developing relationships with software companies offering products that require integration. For example, Titan Software and PointCast are approaching large PointCast users and offering Titan Software's services to install, integrate and develop custom features, including executive systems interfaced with PointCast, to add value to PointCast's push technology.

The IT services industry is highly competitive. Titan Software competes against a large number of multinational, national, regional and local firms, including system integrators, custom software developers and service groups of software vendors. Many of Titan Software's competitors have substantially greater financial, technical and marketing resources and greater name recognition than Titan Software. In addition, many of Titan Software's clients have internal IT resources and may elect to do work in-house instead of using Titan Software's services. Titan Software believes that the primary competitive factors for its IT services include technical skills, knowledge of specific industry operations for which software is integrated or developed, customer relationships and quality and cost of service.

As of December 31, 1997, Titan Software had a total of 74 employees.

INFORMATION TECHNOLOGIES SEGMENT

Titan's Information Technologies segment ("Titan Information Technologies") provides information systems solutions to defense-related government customers with large data management, information manipulation, information fusion, knowledge-based systems, and communications requirements.

Titan Information Technologies focuses on marketing its services to U.S. government agencies, in particular the intelligence community, NATO and other U.S. defense partners around the world where Titan Information Technologies has extensive knowledge of the enterprise's operations, relationships and information systems needs. In addition, Titan Information Technologies has expanded its defense systems business capabilities to provide a full range of systems engineering procurement and technical support for the Command, Control, Communication, Computing and Intelligence (C4I) initiatives of the Department of Defense. This expertise assists Titan Information Technologies in providing a comprehensive solution to a customer's problem which is compatible with the customer's overall information systems architecture and strategy, as opposed to developing merely a technical solution to a specific problem. Titan plans to further support this segment's growth through active participation in the on-going defense industry consolidation, taking advantage of synergistic acquisition opportunities. In January 1998, Titan entered into a definitive merger agreement with DBA Systems, Inc. ("DBA"), a defense contractor specializing in imaging and electro-optical systems. If approved by both Titan and DBA shareholders, DBA will be merged into the Information Technologies segment.

Titan Information Technologies' services include systems analysis and design, object-oriented software development services and systems integration. Titan Information Technologies' initial work generally involves a joint analysis of the customer's enterprise structure and processes and information system needs. Once this analysis is completed, Titan Information Technologies provides process re-engineering and designs the technology solution to meet the customer's needs. This process typically involves software development by Titan Information Technologies, coupled with integration of off-the-shelf software and hardware as available. Titan Information Technologies also provides a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided drafting and manufacturing services, technical documentation and prototyping.

During 1997, the Information Technologies segment was awarded four contracts with an aggregate potential value exceeding $145 million. These contracts provide for communications systems integration, engineering and technical support services for the U.S. Government over a five-year period.

Titan Information Technologies is one of many companies involved in providing information systems solutions for a variety of programs for agencies of the U.S. government and prime contractors for these agencies. Most activities in which Titan Information Technologies engages are very competitive and require highly skilled and experienced technical personnel. Many of Titan Information Technologies' competitors have significantly greater financial and personnel resources than does Titan Information Technologies. Competitors in this industry include Booz-Allen Hamilton Inc., Science Applications International Corporation, Computer Science Corporation, BDM Corporation and Anteon Corp. Titan Information Technologies believes that the primary competitive factors for its information systems services include technical skills, experience in the industry and customer relationships.

As of December 31, 1997, Titan Information Technologies had a total of 779 employees.

MEDICAL STERILIZATION AND FOOD PASTEURIZATION SEGMENT

Titan's Medical Sterilization and Food Pasteurization Segment ("Titan Purification") utilizes its linear accelerator technology to provide sterilization systems and services for medical device manufacturers.

Titan Purification has developed a proprietary electronic beam sterilization process that utilizes linear accelerator technology. Titan believes its E-Beam sterilization system offers a reliable, environmentally acceptable and efficient alternative to both Gamma sterilization and EtO sterilization. Titan Purification E-Beam sterilization process disrupts the DNA structure of microorganisms on or within the product rendering them sterile.

Titan Purification provides an on-site system which is a compact, low-cost, turnkey system currently available for customers' in-house manufacturing use.
In February 1997, Titan Purification agreed to install its first turnkey on-site sterilization system at Guidant Corporation, one of the leading medical device manufacturers in the United States. Titan Purification also provides contract sterilization services through its facilities in Denver and San Diego. Titan Purification has been providing such contract services since 1993.

POTENTIAL MARKETS. Although contaminated food is one of the most widespread health problems in the world, lack of regulatory approval and consumer acceptance historically has limited the development of the market for food pasteurization. Estimates from the Centers for Disease Control and Prevention in Washington, D.C. suggest that up to 33 million people in the United States are stricken with food-borne diseases each year. In addition, nearly 200 people in the United States die each week from illnesses they contract from food. Although the recent outbreaks of E. coli and salmonella have increased public interest in food pasteurization, the potential market for food pasteurization remains largely undeveloped. The Company believes the absence of a market for food pasteurization has been due in part to the lack of FDA approval for the pasteurization of most foods, including red meat. On December 3, 1997, however, the FDA approved irradiation of red meat. The FDA also found that irradiation of meat, at its recommended doses, affects neither the food's taste nor its nutritional value in any detectable way. The meat pasteurization process is still subject to final approval by the USDA, which approval the USDA expects to provide sometime in 1998. Despite the FDA's approval, however, the development of this potential market is still dependent on broad consumer acceptance of pasteurized foods, which may not occur. Although Titan

Purification, until recently, has focused its efforts in the area of medical device products, Titan Purification believes it is well-positioned to take advantage of the food pasteurization market if it develops.

Although Titan Purification believes that it is the only provider of small, low-cost, turnkey systems for in-house manufacturers, Titan Purification currently faces competition from several providers of contract Gamma sterilization services, several providers of contract E-Beam sterilization services and a significantly larger number of providers of contract sterilization services. Certain of Titan Purification competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than Titan Purification, or offer multiple sterilization technologies or operate multiple sterilization facilities at geographically advantageous sites, which may enable them to address a broader range of the sterilization requirements of individual customers.

As of December 31, 1997, Titan Scan had a total of 28 employees.

EMERGING TECHNOLOGIES AND BUSINESSES SEGMENT

The Emerging Technologies and Businesses segment consists of new technologies and early-stage businesses, including minority-owned businesses, utilizing technologies originally developed by Titan. In addition to its minority-owned businesses, the Emerging Technologies and Businesses segment owns patents relating to technologies derived from research and development activities of Titan. Titan intends to utilize both public and private investments as the primary funding source for the continued development of its technologies. Examples of such technologies and businesses of Titan are as follows:

SERVNOW! NETTECHNOLOGIES, INC. ServNOW! NetTechnologies, Inc. is a minority-owned company of Titan that develops software to enable internet and intranet providers to reduce server blockage and scale to high-end complex environments in a cost-effective manner. ServNOW! Products are still in the development stage.

TOMOTHERAPEUTICS, INC. TomoTherapeutics, Inc. is a majority-owned company of Titan that is developing an x-ray needle system designed to rapidly generate x-rays at a local level in the treatment of tumors and other abnormal tissues. This system is still in the development state.

The Emerging Technologies and Businesses segment is attempting to commercialize new technologies and products in relatively new markets. The success of these technologies and businesses will depend on many factors, including the ability of Titan or its partners to raise the capital necessary to fund development, to attract, retain and motivate key personnel and to develop markets for new products.

GOVERNMENT CONTRACTS

A substantial portion of the Company's revenues are dependent upon continued funding of U.S. and allied government agencies as well as continued funding of the programs targeted by the Company's businesses. For the years ended December 31, 1997, 1996 and 1995, U.S. government business represented approximately 72%, 76% and 62% of the Company's revenues, respectively. U.S. defense budgets and the budgets of other government agencies have been declining in real terms since the mid-1980's, and may continue to do so in the future. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

The Company's direct contracts with the U.S. government and its subcontracts with prime contractors that have direct contracts with the U.S. government are subject to termination for the convenience of the government, and termination, reduction or modification in the event of any change in the government's requirements or budgetary constraints. When the Company subcontracts with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. The Company often has little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in the Company's loss of its subcontract. In addition, the Company's contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between the Company and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of the Company's contract-related costs and fees could result in material adjustments to the Company's revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

The following table gives the percentage of revenues realized by the Company from the three primary types of Government contracts during the years indicated.

   Contract Type                      1997     1996     1995
   -------------                      ----     ----     ----

   Cost Reimbursement..............   53.5%    52.9%    54.7%
   Fixed Price.....................   39.2     40.9     40.2
   Time and Materials..............    7.3      6.2      5.1
                                     -----    -----    -----
                                     100.0%   100.0%   100.0%
                                     -----    -----    -----
                                     -----    -----    -----

INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT REVENUES

Reference is made to Note 6 to the accompanying consolidated financial statements.

RAW MATERIALS

The Company operates both fabrication and assembly facilities and also purchases certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases.

In connection with the sale of various products, Linkabit Wireless enters into supplier agreements with various contract manufacturers to purchase certain components incorporated into certain of the segment's products. As of December 31, 1997 Linkabit Wireless has non-cancelable commitments of $4,354,000, primarily with two vendors, for purchases through 1998. The Company believes that the loss of one or more of these agreements would not have a material adverse impact on the Company's operations.

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

The Company's commercial backlog, by segment, is approximately $28.0 million, $11.5 million, $3.6 million, $2.5 million and $1.2 million for Communications Systems, Medical Sterilization and Food Pasteurization, Information Technologies, Emerging Technologies and Businesses, and Software Systems, respectively.

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

The Company's backlog consists of the following approximate amounts as of December 31:

           Backlog                                   1997           1996
           -------                                ----------     ----------

   Commercial backlog.......................... $ 46,838,000   $ 32,733,000
   U.S. Government funded backlog..............   86,057,000     49,256,000
   U.S. Government unfunded backlog............  201,065,000     98,881,000
                                                 -----------    -----------
                                                $333,960,000   $180,870,000
                                                 -----------    -----------
                                                 -----------    -----------

In addition to the backlog described above, at December 31, 1997, the Company had remaining priced options of over $56 million from the U.S. Navy for full-scale production of its Mini-DAMA satellite communications terminal. The Company expects that a substantial number of these options will be exercised in the future, although there is no assurance that any options will be exercised.

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

The Company expects to realize approximately 33% of its 1997 backlog by the end of 1998.

RESEARCH AND DEVELOPMENT

The Company maintains a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Total expenditures for research and development were $10,642,000, $7,658,000 and $15,545,000 in 1997,
1996 and 1995, respectively. These expenditures included company funded research and development of $5,501,000, $3,152,000 and $4,782,000, and customer sponsored research and development of $5,141,000, $4,506,000 and $10,763,000, in 1997, 1996 and 1995, respectively. The majority of the Company's customer sponsored research and development activity is funded under contract to the U.S. Government.

EMPLOYEES

At the end of fiscal 1997, the Company employed approximately 1,200 employees, predominantly located in the United States.

RISK FACTORS

ABILITY TO IMPLEMENT SPIN-OUT STRATEGY. In an effort to leverage its core technologies to build and expand its commercial businesses, the Company has adopted a strategy of dividing its businesses into focused subsidiaries and, when possible, funding the continued operations and potential expansion of each subsidiary by selling a minority equity interest to public investors. The Company refers to these transactions as a "spin-out" of its subsidiaries. There are numerous risks inherent in this strategy. Moreover, the Company has not demonstrated an ability to spin-out its subsidiaries, nor has the Company demonstrated an ability to successfully manage a public subsidiary. There can be no assurance that the Company can complete a spin-out of any subsidiary or that any future spin-out will result in the public market attributing any incremental value to the Company's Common Stock.

There are many factors that could limit the Company's ability to successfully complete spin-outs in the future. The inability of the Company to attract and retain the entrepreneurial management and technical personnel necessary to successfully develop commercial applications for the Company's technology would have a material adverse effect on the Company's ability to manage and grow its commercial businesses from start-up ventures to initial public offerings. Additionally, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. Broad market fluctuations may adversely affect or make impossible the Company's ability to complete an initial public offering of a minority interest of any of its present or future subsidiaries. If the Company fails in a planned spin-out, such failure could make potential investors less receptive of future spin-outs by the Company. Furthermore, there can be no assurance that the Company can develop or acquire the additional technologies, or can successfully overcome the numerous other challenges inherent in the operations of a start-up venture, necessary to complete a spin-out of any of its subsidiaries. See "-- Ability to Commercialize New Technologies."

If the Company is unable to implement its spin-out strategy, the Company will need to complete additional equity or debt financings to fund the continued operations and expansion of its subsidiaries and potential acquisitions of new technologies. There can be no assurance that any such financing will be available on acceptable terms or at all, or that such financings will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company's ability to operate and expand the businesses of its subsidiaries and to acquire additional technologies will be materially adversely affected. The Company may also have difficulty attracting and retaining key management and technical personnel because of an inability to offer competitive equity opportunities for these individuals. Any failure by the Company to spin-out its subsidiaries could have a material adverse effect on the Company's business, financial condition, results of operations and market price.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. As part of the Company's strategy, the Company intends to continue to acquire complementary businesses or technologies that could expand its existing core businesses or constitute new business. Titan's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, corporate culture, contingent or other liabilities and potential profitability of acquisition candidates. There can be no assurance that acquisition opportunities will continue to be available, that Titan will correctly assess all of these aspects of potential acquisition candidates, that Titan will have access to the capital required to finance potential acquisitions or that Titan will continue to acquire businesses or technologies.

Titan's acquisition strategy also involves the potential risks inherent in integrating the operations of acquired businesses and technologies. The integration of these acquired businesses may require substantial management resources and divert management attention from the day-to-day business of the remainder of the Company. Although the Company intends to seek to reduce the expenses of the combined business operations through consolidation of facilities and other expense reductions, there can be no assurance that the Company will be able to reduce expenses. There can be no assurance that the Company will be successful in integrating the operations of any business or technology the Company may acquire or that any acquired business will ultimately prove to be profitable.

DEPENDENCE ON GOVERNMENT CONTRACTS. A substantial portion of the Company's revenues are dependent upon continued funding of U.S. and allied government agencies as well as continued funding of the programs targeted by the Company's businesses. For the years ended December 31, 1997, 1996 and 1995, U.S. government business represented approximately 72%, 76% and 62% of the Company's revenues, respectively. U.S. defense budgets and the budgets of other government agencies have been declining in real terms since the mid-1980's, and may continue to do so in the future. Any significant reductions in the funding of U.S government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

The Company's direct contracts with the U.S. government and its subcontracts with prime contractors that have direct contracts with the U.S. government are subject to termination for the convenience of the government, and termination, reduction or modification in the event of any change in the government's requirements or budgetary constraints. When the Company subcontracts with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. The Company often has little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in the Company's loss of its subcontract. In addition, the Company's contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between the Company and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of the Company's contract-related costs and fees could result in material adjustments to the Company's revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company has experienced and expects to continue to experience significant fluctuations in quarterly and annual revenues, gross margins and operating results. Factors that have contributed or may contribute to these fluctuations include, among others: (i) varying demand for the Company's products due to revisions in budgets or schedules for customer projects or changes in demand for customers' products which incorporate or utilize the Company's products, (ii) announcements by the Company or its competitors of the development of new products or technologies, or the pricing or availability thereof, that cause customers to defer or cancel purchases of the Company's products, (iii) the timing and amount of revenues resulting from the complex and lengthy procurement process of the Company's customers or sales cycles for the Company's products, (iv) the delay, rescheduling or cancellation of purchase orders from significant customers of any of the Company's core businesses, (v) the failure by the Company to operate within budgeted contract costs for purchase orders and/or production contracts received and accepted substantially in advance of delivery, (vi) fluctuations in average selling prices for the Company's products due to a number of factors, including product mix, competition, customer demand for products and unit volumes, (vii) inability to reduce fixed expenses in a timely manner should revenues not meet the Company's expectations, (viii) expenses relating to acquisitions, (ix) usage of different distribution and sales channels, (x) warranty and customer support expenses,
(xi) stage of completion of projects subject to milestone payments and (xii) general economic and political conditions. All of the above factors are difficult for the Company to forecast or control, and any of these or other factors could materially adversely affect the Company's business, financial condition and results of operations from period to period. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

RAPID INDUSTRY CHANGE; TECHNOLOGICAL OBSOLESCENCE. The industries in which the Company competes are characterized by rapid and continuous technological change. Future technological changes in these industries or the availability of new products could render the Company's products noncompetitive or obsolete. The Company's success will depend in part upon the success of new product introductions by the Company, which will be dependent upon several factors, including timely completion and introduction of new product designs, achievement of competitive product costs, establishment of close working relationships with major customers and market acceptance of new products. There can be no assurance that the Company will be successful in developing and introducing new products that meet changing customer needs or respond to technological changes or evolving industry standards in a timely manner, or at all, or that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. The Company may experience delays from time to time in completing the development and introduction of new products. There can be no assurance that defects will not be found in the Company's products after commencement of deliveries, which could result in the loss of or delay in market acceptance. Any failure by the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technologies or products that render the Company's products noncompetitive or obsolete, could have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO COMMERCIALIZE NEW TECHNOLOGIES. Since 1991, the Company has sought to leverage the technologies developed as part of its defense business into new business opportunities. Accordingly, many of the Company's existing businesses, such as medical product sterilization and food pasteurization, and new businesses the Company is continuing to develop are at an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to secure the funding required to operate and expand these businesses, to develop and maintain marketing, sales and support capabilities, to secure appropriate third-party manufacturing arrangements, to respond to the rapid technological advances inherent in the markets for these new technologies and, ultimately, to design and manufacture products or provide services acceptable to buyers in its target markets. Certain of the Company's new products, including products for which the Company has contracts for delivery, are still in the testing stage. There can be no assurance that such tests will be completed satisfactorily or that the Company will be able to satisfy all of the requirements for delivery of and payment for these products. In addition, many of the opportunities in the communications and sterilization businesses involve projects with lengthy sales cycles. The Company's efforts to address these risks have required, and will continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks or in commercializing these new technologies.

MARKET ACCEPTANCE OF NEW TECHNOLOGIES. Some of the Company's businesses are attempting to commercialize new products or are attempting to develop new markets for existing products, such as food pasteurization with the Company's E-Beam sterilization process. Because these markets are relatively new, it is difficult to predict whether these markets will develop or, if they develop, the rate at which these markets will grow, if at all. If the markets for the Company's new products or new markets for the Company's existing products fail to develop, or develop more slowly than anticipated, this may cast doubt on the Company's ability to implement its overall business strategy and materially adversely affect the Company's business, financial condition and results of operations.

RISKS OF INTERNATIONAL OPERATIONS. Several of the Company's businesses, including Linkabit Wireless, conduct substantial business in foreign countries. The Company generally denominates its foreign contracts in U.S. dollars, and the Company believes that its global competitors follow similar business practices. Accordingly, the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with these competitors in these markets. Foreign currency fluctuations could, however, make the Company's products less affordable and thus reduce the demand for such products. Furthermore, a precipitous decline in such foreign currency values could result in certain of the Company's customers and local subcontractors and partners refusing to perform their obligations under contracts with the Company, the cancellation of projects from which the Company expects to receive significant revenues, defaulting on accounts receivable, and the loss of any investments by the Company to build infrastructure or develop business in these countries. Accordingly, there can be no assurance that a decline in the value of any one foreign currency relative to the U.S. dollar will not have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owing to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA.

COMPETITION. The industries and markets in which the Company operates are highly competitive, and the Company expects that competition will increase in these markets. The Company's ability to compete in its markets depends to a large extent on its ability to provide technologically advanced products and services with shorter lead times and at lower prices than its competitors. All of the Company's core businesses compete with numerous other companies, including large domestic and international companies. Many of these companies have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than the Company. In addition, many of these competitors have more experience in certain of the Company's targeted markets. As a result, these competitors may be able to develop and expand their product lines more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than the Company. In addition, current and potential competitors in the Company's targeted markets have established or may establish cooperative relationships among themselves or with third parties to improve the performance, quality or functionality or to reduce the price of their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON STRATEGIC RELATIONSHIPS. The Company is and will continue to be dependent on certain strategic partners for the development and expansion of its core businesses. There can be no assurance that the Company will be able to maintain its existing strategic relationships that may be important to the Company's business, that its strategic partners will continue to assist the Company by developing and expanding its businesses or that such strategic partners in the future will not actually compete with or enter into alliances with companies that compete with the Company. The Company's failure to maintain its existing alliances or to form additional alliances with partners in other markets, or the preemption or disruption of such alliances by the actions of the Company's competitors or otherwise, could adversely affect the Company's ability to penetrate and compete successfully in emerging and other markets.

CUSTOMER CONCENTRATION WITHIN BUSINESS SEGMENTS. Certain of the Company's business segments rely on a small number of customers for a large portion of their revenues. For example, the U.S. Navy, with respect to the Company's Mini-DAMA product, and the Federal Aviation Administration (the "FAA") represent significant customers of the Company's Linkabit Wireless and Titan Software subsidiaries, respectively. Although no single customer accounted for more than 10% of the Company's consolidated revenues in 1997, any one such customer's product or services scheduled for delivery can represent a significant portion of the potential revenues in a quarter for a particular subsidiary. As a result, the operating results for certain business segments for particular periods have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. The reduction, delay or cancellation of any order from a significant customer could have a material adverse effect on the business, financial condition and results of operations of a particular subsidiary or the Company.

GOVERNMENT REGULATIONS. Several of the Company's products and the systems with which they operate are subject to various government regulations. Regulatory changes could significantly impact the Company's operations by restricting development efforts by the Company's strategic partners or customers, making current products obsolete or increasing the opportunity for additional competition. For example, certain countries in which the Company's Linkabit Wireless subsidiary intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in communications technology such as multi-function transmissions via satellite. There can be no assurance that regulatory bodies will not impose new regulations that could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in certain circumstances the Company's strategic partners or customers must obtain various local approvals, licenses and permits prior to the installation or use of the Company's products. The regulatory schemes in each country are different and there may be instances of noncompliance by the Company's strategic partners or customers. Changes in, or the failure by the Company or its strategic partners or customers to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's sterilization facilities are subject to regulation at the federal, state and local levels. In particular, the Company's sterilization facilities are subject to the requirements of the FDA when sterilizing medical devices or drug packaging materials. In addition, if the Company were to begin pasteurizing meat or poultry products, in addition to being subject to the FDA, it would become subject to the requirements of the Food Safety and Inspection Service of the United States Department of Agriculture (the "USDA"), which would require preapproval of the pasteurization process for meat and poultry. Any failure by the Company to obtain any required permits or approvals or to comply with the regulations imposed by such agencies could limit the Company's ability to operate in these markets.

The sale of the Company's products outside the United States is subject to compliance with the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect the Company's ability to compete in certain foreign markets.

DEPENDENCE UPON SUPPLIERS; SOLE AND LIMITED SOURCES OF SUPPLY. The Company's internal manufacturing capacity is limited. Therefore, the Company utilizes contract manufacturers to produce several of its products or components thereof. Certain components and services necessary for the manufacture of certain of the Company's products are obtained from a sole supplier or a limited group of suppliers in connection with specific contracts and the Company does not carry significant inventories or have long-term or exclusive supply contracts with these suppliers. The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components or products, and reduced control over the price, delivery, reliability and quality of finished products. If the Company were to change certain of its suppliers or qualify additional suppliers for such components or products, the Company could be required to negotiate acceptable arrangements with the new suppliers, complete any required technology transfers or perform additional testing procedures on the components or products manufactured by such new suppliers, which could prevent or delay product shipments. Additionally, prices could increase significantly in connection with changes of suppliers or if the Company is required to manufacture such components or products internally. Any inability to obtain timely deliveries of components or products or deliveries of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, could delay the timely delivery of or raise issues regarding the quality of such products, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED INTELLECTUAL PROPERTY PROTECTION; DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's ability to compete may depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies heavily on the technological and creative skills of its personnel, new product developments, software programs and designs, frequent product enhancements, reliable product support and proprietary technological expertise in maintaining its competitive position, but does not have significant patent protection for all of its products. The Company relies on a combination of trade secrets, copyrights, patents, trademarks, service marks and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to deter misappropriation of the Company's technology or to prevent others from independently developing or acquiring substantially equivalent technologies or otherwise gaining access to or disclosing the Company's proprietary and confidential technologies or that the Company can ultimately enforce all of its rights to its proprietary technologies. Further, the laws of certain foreign countries in which the Company's products are or may be sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Any failure of the Company to obtain protection for its proprietary technologies or inability of the Company to enforce any protection it obtains for such technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

Litigation may be necessary to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's products do not infringe the intellectual property rights of others or that one or more parties will not make claims that the Company's products infringe upon their proprietary rights or the rights of third parties. Such claims might include infringement, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that the Company's intellectual property rights would withstand the claims brought by others in such litigation. If the Company's products are found to infringe upon the rights of third parties, the Company may be prohibited from making and selling the infringing products, ordered to pay monetary damages for past infringement and forced to incur substantial costs to develop alternative products. There can be no assurance that the Company would be able to develop such alternative products or that if such alternative products were developed, they would perform as required or be accepted in the applicable markets.

RISK OF BUDGET OVERRUNS IN FIXED PRICE CONTRACTS. Much of the Company's revenues were derived from fixed-price contracts in 1997. The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. Profitability of fixed-price contracts is subject to inherent uncertainties due to fluctuations in the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including unexpected problems encountered in engineering, design and/or testing. Since the Company's businesses in certain of its subsidiaries may at times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on such subsidiary's business, financial condition and results of operations. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's overall or consolidated profit or cause a loss. Although management believes that it adequately estimates costs for fixed-price contracts, no assurance can be given that such estimates are adequate or that losses on fixed-price contracts will not occur in the future.

RELIANCE ON KEY PERSONNEL. The Company's success depends in large part upon its ability to attract and retain highly qualified technical and management personnel, including engineers and management personnel with security clearances required for the Company's classified work and computer programmers proficient in the C++ language. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's key personnel are not subject to employment or noncompetition agreements. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. In addition, if the Company is unable to successfully implement its strategy to spin-out its subsidiaries into publicly-owned companies, or if the Company is otherwise unable to preserve the entrepreneurial atmosphere it believes is essential to continuing growth and development, the Company will likely face difficulty in recruiting and retaining the personnel necessary to successfully commercialize its products and to further implement its strategy. See "-- Ability to Implement Spin-Out Strategy." There can be no assurance that the Company will be successful in hiring or retaining such key personnel.

VOLATILITY OF STOCK PRICE. The Company believes that factors such as developments related to the Company's business, technological innovations, new products or product enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors and suppliers, fluctuations in results of operations, significant economic, social and political changes in foreign countries where any of the Company's subsidiaries do business, changes in analysts' estimates, regulatory developments, and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market price of the stock of technology companies in particular, have been subject to significant fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. Furthermore, since the Company intends to pursue its strategy of spinning out certain of its subsidiaries, the market price of the Company's Common Stock may be significantly affected by trading of the shares of the Company's subsidiaries in the public markets. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 issue is a problem created by the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent assessment, the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated, primarily by utilizing the Company's internal resources to reprogram, replace and test the software for Year 2000 modifications. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company.
The Company has not yet fully assessed the nature, extent and timing of the year 2000 project, therefore, the total cost of the project cannot be reasonably estimated at this time. The Company, however, is committed to completion of the project by no later than mid 1999. Estimates with respect to the costs of the project and the date on which the Company plans to complete the Year 2000 modifications will be derived utilizing numerous assumptions of future events, including the continued availability of certain internal resources. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company plans to maintain communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the systems of other companies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

The Company's operations occupy approximately 674,500 square feet of space located throughout the United States. The large majority of the space is office
space.   Substantially all of the Company's facilities are leased.  For lease commitment information, reference is made to Note 9 to the accompanying financial statements.

It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. Substantially all of the machinery and equipment employed by Titan in its business is owned by the Company.

The locations of the principal operating facilities of the Company and its consolidated subsidiaries at the end of 1997 were as follows:

          Communications Systems          Software Systems
          ----------------------          ----------------
          San Diego, California           San Diego, California
                                          Reston, Virginia
                                          Washington, D.C.
                                          Colorado Springs, Colorado
                                          Tampa, Florida
                                          Dallas, Texas
          Information Technologies        Dublin California
          ------------------------
          Reston, Virginia
          Norfolk, Virginia               Medical Sterilization and
          Hanover, Maryland               -------------------------
          San Leandro, California         Food Pasteurization
          Vallejo, California             -------------------
          San Diego, California           San Diego, California
          Heathrow, Florida               Denver, Colorado
          Denver, Colorado                Dublin, California
          Westborough, Massachusetts
          Akron, Ohio
          Huntsville, Alabama             Emerging Technologies and Businesses
          Niantic, Connecticut            ------------------------------------
          Chatsworth, California          Tempe, Arizona
          Albuquerque, New Mexico         Phoenix, Arizona
          Middleton, Rhode Island         San Diego, California
          National City, California       Dublin, California
          Port Huenome, California        Richmond, Virginia
          Gates Ferry, Connecticut        Albuquerque, New Mexico

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

The Company is involved in appeals of the judgments resulting from the trials of two separate lawsuits filed by former employees claiming, among other things, wrongful termination and discrimination. The Company intends to vigorously pursue and defend against the appeals of these cases. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange ("NYSE"). As of February 9, 1998, there were approximately 3,236 holders of record of the Company's common stock and 687 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the New York Stock Exchange as of February 9, 1998, were $6.00 and $12.75, respectively. The quarterly market price ranges for the Company's common and preferred stock on the New York Stock Exchange in 1997 and 1996 were as follows:

                    Common Stock              1997               1996
                                         --------------      --------------

                   Fiscal Quarter        High       Low      High       Low
                   --------------        ----       ---      ----       ---

                       First           $ 3.75     $2.88     $7.38     $6.00
                       Second            4.38      2.88      7.13      5.50
                       Third             7.31      4.44      5.63      3.63
                       Fourth            8.19      5.34      4.38      2.50
                Cumulative Convertible
                   Preferred Stock           1997                1996
                                        ---------------      ---------------
                   Fiscal Quarter       High        Low      High       Low
                   --------------       ----        ---      ----       ---

                       First           $11.75    $10.57    $12.63    $12.00
                       Second           12.50     10.13     12.13     11.38
                       Third            13.25     12.38     11.50     10.88
                       Fourth           13.69     12.38     10.88     10.00

No dividends were paid on the Company's common stock in 1997 or 1996. Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

ITEM 6. SELECTED FINANCIAL DATA* (in thousands of dollars, except per share data)


                                        1997       1996      1995      1994       1993
                                        ----       ----      ----      ----       ----

Operating Results:
   Revenues                         $171,186   $135,484  $131,535  $136,206   $149,414
   Income (loss) from continuing
      operations                       5,508        264    (1,835)    7,131     (7,906)
   Income (loss) from continuing
      operations per common share:
      Basic                              .29       (.03)     (.19)      .50       (.73)
      Diluted                            .26       (.03)     (.19)      .48       (.73)

Financial Position:
   Cash and cash equivalents           1,248      2,052     5,833     5,129      5,374
   Total assets                      138,147    126,274    94,463    81,184     93,214
   Long-term debt                     37,310     40,071     4,281       765         --
   Redeemable preferred stock          3,000      3,000        --        --         --
   Stockholders' equity               53,352     46,645    38,639    38,768     29,321
   Preferred dividends                   875        803       695       695        695


*1993 through 1996 have been restated to reflect the discontinuance of the Company's broadband communications business in 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION   (The following should be read in conjunction
          with the consolidated financial statements and related notes. Dollar amounts are expressed in thousands.)

COMPANY OVERVIEW


Titan provides state-of-the-art information technology and electronic systems and services to commercial and government customers. These systems and services enable Titan's customers to cost-effectively generate, digitize, process, compress, transmit, store or distribute information in a timely manner. Titan operates its business primarily through subsidiaries that are focused on targeted markets and/or technologies. In 1991, the Company implemented a market-driven strategy to leverage the technologies and expertise developed through its defense businesses into targeted commercial markets. Initially, the Company made the investments necessary to commercialize its core technologies.

A substantial portion of the Company's revenues is dependent upon continued funding of U.S. and allied government agencies as well as continued funding of the programs targeted by the Company's businesses. For the years ended December 31, 1997, 1996 and 1995, U.S. government business represented approximately 72%, 76% and 62% of the Company's revenues, respectively. U.S. defense budgets and the budgets of other government agencies have been declining in real terms since the mid-1980's, and may continue to do so in the future. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

Several of the Company's businesses conduct substantial business in foreign countries, primarily within Asia. The Company generally denominates its foreign contracts in U.S. dollars, and the Company believes that its global competitors follow similar business practices. Accordingly, the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with these competitors in these markets. Foreign currency fluctuations could, however, make the Company's products less affordable and thus reduce the demand for such products. Titan attempts to mitigate credit risk relative to sales to foreign customers through its policy of generally requiring payment in the form of stand-by letters of credit, advance deposits or wire transfers prior to shipment.

In the fourth quarter of 1997, the Company realigned certain operations within its segments and added a fifth segment to better position these operations for strategic transactions pursuant to the Company's corporate strategy. Titan now groups its businesses into four core business segments--Communications Systems, Software Systems, Information Technologies, and Medical Sterilization and Food Pasteurization--and a fifth business segment, Emerging Technologies and Businesses. This realignment conforms to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." All segment data for prior years have been restated to conform to the 1997 presentation.

Throughout 1997, the Company closely followed its well-defined strategy designed to create value for Titan's shareholders, and positioned itself to continue successfully executing this strategy in the future. Titan expanded and improved upon its existing products and services in each of its five business segments and continued to successfully leverage its technologies and expertise into additional targeted markets.

In December 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in connection with a proposed public offering of approximately 26% of its Linkabit Wireless, Inc. ("Linkabit Wireless") common stock. Linkabit Wireless, which constitutes Titan's Communications Systems segment, develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products used to provide bandwidth-efficient communications for commercial and government customers. Its market-driven product development efforts have resulted in products which are particularly well-suited for rural telephony and secure defense communications. There can be no assurance that the proposed public offering will be consummated and declared effective.

In 1997, Linkabit Wireless successfully completed its initial contract with PT. Pasifik Satelit Nusantara (PSN) to deliver 2,000 rural telephony terminals, was awarded a $27 million purchase agreement for delivery of an additional 10,000 Xpress Connection terminals to PSN, and was awarded a subcontract from Alcatel Telspace ("Alcatel") to participate in a consortium formed to supply the ground segment for the Multi Media Asia Satellite Telecommunications System. Linkabit Wireless also received an $8.2 million production option to its ongoing Navy contract for Mini-DAMA UHF satellite communications terminals and, in December 1997, achieved U.S. Navy certification for its Mini-DAMA products. Through Linkabit Wireless, Titan's Communications Systems segment also expanded the number of its strategic relationships, and the breadth of such relationships, which now include Motorola, Alcatel and PSN.

Titan's Software Systems segment continued to diversify its customer base and significantly improved its operating performance in 1997. Software Systems is a systems integrator that provides system integration services and solutions for commercial and non-defense government clients with distributed computing environments. The services provided in this business include systems integration, business process re-engineering, data warehousing and database administration, client/server application development, Year 2000 solutions, and intranet/internet infrastrucure design and development.

During 1997, an operating entity in the Software Systems segment was awarded master service agreements to provide a complete menu of Year 2000 services for four domestic telecommunications companies. A contract for the design and installation of a fully integrated back-up system for the Federal Aviation Administration ("FAA") is nearing successful completion, and efforts to increase activities with the FAA have shown positive results.

This segment's customer base expanded throughout the year. Its revenues, however, continue to be dependent on a limited number of customers, and the recruitment of specially qualified software engineers and software code writers continues to be a challenge.

Record revenues and operating profits were achieved by Titan's Information Technologies segment in 1997. This segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems, and communications requirements. This segment also supports high priority government programs by providing system integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services provided include research and development under government funded contracts for the Department of Defense (DoD) and other customers.

During 1997, operating entities in the Information Technologies segment were awarded four contracts with an aggregate potential value exceeding $145 million. These contracts provide for communications systems integration, engineering and technical support services for the U.S. government over a five-year period. Titan plans to further support this segment's growth through active participation in the on-going defense industry consolidation, taking advantage of synergistic acquisition opportunities. In January 1998, Titan entered into a definitive merger agreement with DBA Systems, Inc. ("DBA"), a defense contractor specializing in imaging and electro-optical systems. If approved by both Titan and DBA shareholders, DBA will be merged into the Information Technologies segment.

Titan's Medical Sterilization and Food Pasteurization segment achieved record revenues and significantly improved its operating performance during 1997. This segment currently provides medical product sterilization services at two Titan facilities and manufactures and sells turnkey electron beam sterilization and food pasteurization systems to customers for use in their own facilities.

1997 operating results for this segment include the sale of an in-house sterilization system to Baxter Healthcare as well as the design and near-complete installation of a compact turnkey sterilization system to Guidant Corporation. More than a dozen new customers for medical product sterilization services were added to this segment's customer base during 1997, and, at December 31, 1997, each of its two facilities achieved record utilization levels.

The Emerging Technologies and Businesses segment experienced a decline in revenues and approximately break even operating results in 1997. Revenues and profitability can vary widely in this segment as a result of both the number of business ventures within this segment and their start-up nature. This segment applies Titan's proprietary knowledge and core competencies to industrial and commercial opportunities. Titan views this segment as an incubator for potential new businesses which can be developed with minimal Titan investment by leveraging off of market resources and capital to develop products and bring them to market. Titan's strategy is to ultimately maintain less than a majority interest in these businesses, thereby reducing financial risk while maintaining the ability to achieve a significant return on these investments. During 1997, Titan spun-off a majority interest in an emerging technologies business which has developed an internet software product which significantly reduces server bottlenecks. One Emerging Technologies operating entity was awarded several contracts to provide specialized system integration. Titan believes that it will continue to generate valuable technology in this segment and plans to pursue development and licensing of these technologies, joint ventures, spin-offs, and other transactions which may ultimately add value to Titan shareholders.

OPERATING RESULTS

The table below sets forth Titan's operating results for each of the three years in the period ended December 31, 1997:

                                          1997         1996 (1)    1995 (1)
                                          ----         ----        ----

Revenues                             $ 171,186    $ 135,484   $ 131,535
Operating profit (loss)                 13,729        3,361      (1,358)
Interest expense, net                    5,041        2,961       1,059
Income (loss) from continuing
 operations, before income taxes         8,688          400      (2,417)
Income tax provision (benefit)           3,180          136        (582)
Loss from discontinued operation, net     (343)      (3,642)     (1,972)
Net income (loss)                        5,165       (3,378)     (3,807)

     (1) RESTATED TO REFLECT THE APRIL 1997 DISCONTINUANCE OF THE OPERATIONS OF TITAN'S BROADBAND DIVISION.

The following table sets forth, as a percentage of total revenues, certain operations data for the periods indicated.

                                          1997          1996        1995
                                          ----          ----        ----

Revenues                                 100.0%        100.0%      100.0%
Operating profit (loss)                    8.0           2.5        (1.0)
Interest expense, net                      3.0           2.2         0.8
Income (loss) from continuing
 operations, before income taxes           5.0           0.3        (1.8)
Income tax provision (benefit)             1.8           0.1        (0.4)
Loss from discontinued operation, net     (0.2)         (2.7)       (1.5)
Net income (loss)                          3.0          (2.5)       (2.9)

As noted above, Titan's consolidated revenues were $171,186, $135,484 and $131,535 in 1997, 1996 and 1995, respectively. Increased revenues were reported in the Communications Systems, Information Technologies, and Medical Sterilization and Food Pasteurization segments in 1997. Revenue growth in 1997 was primarily attributable to increased deliveries of rural telephony units and Mini-DAMA units in the Communications Systems segment, and from the revenues generated by Eldyne and Unidyne, which were acquired in May 1996 in the Information Technologies segment.

Titan's consolidated operating profit (loss) has been significantly impacted by a number of factors in each of the three years shown above. The primary factor in the lower performance in operations for 1996 and 1995 compared to 1997 was the Company's continuing investment in and funding of its commercial ventures. Selling, general and administrative ("SG&A") expenses were $19,826, $21,086 and $22,580 in 1997, 1996 and 1995, respectively. The 1997 and 1996 decreases in both absolute dollars and as a percentage of revenues reflect cost cutting efforts, economies of scale and efficiencies that have been achieved. Since 1996, the Company has taken actions to reduce administrative costs commensurate with changes in revenue volumes. Most notably, reductions were made in the Software Systems segment in 1996 when revenues were significantly impacted by reduced demand from a major telecommunications customer. In addition, the Company eliminated many duplicate functions and costs as part of its process of integrating the Eldyne and Unidyne businesses. In early 1997, the Company implemented a reengineering process of its administrative functions. This reengineering focused on the elimination of redundancies, resulting in increased efficiencies and reduced infrastructures, and ultimately resulted in reduced costs. The Company intends to continue this process though 1998. As such, general and administrative expenses are not expected to increase as a percentage of revenues in 1998.

Research and development ("R&D") expenses were $5,501, $3,152 and $4,782, in 1997, 1996 and 1995, respectively, primarily reflecting the significant development of satellite communications products in the Company's Communications Systems segment. An increased level of R&D spending in 1997 was planned, though not at the magnitude incurred, as certain development and certification efforts in Linkabit Wireless took longer than expected to complete. The level of R&D expense incurred, though anticipated to remain significant, is expected to decrease as a percentage of revenues in 1998 as demand increases for existing developed products.

Net interest expense has increased over the three-year period ended December 31, 1997, primarily as a direct result of the level of the Company's borrowings. In 1997, the principal component of interest expense is related to the convertible subordinated debentures issued by the Company in November 1996. In 1996 and 1995, the principal component of interest expense is related to the Company's borrowings under its bank lines of credit. Borrowings from the Company's bank lines of credit averaged $10,803, $12,315 and $6,400 at weighted average interest rates of 8.1%, 8.2% and 8.8% during 1997, 1996 and 1995, respectively. Also included in interest expense is interest on the Company's deferred compensation and retiree medical obligations. Interest expense related to these items was $767, $801 and $726 for 1997, 1996 and 1995, respectively.

Income taxes reflect effective rates of 37%, 34% and 24% in 1997, 1996 and 1995, respectively. The difference between the actual provision and the effective rate (based on the United States statutory tax rate) in 1997 was due primarily to state income taxes, whereas in 1995, the difference was due to the alternative minimum tax and to certain permanent differences between financial statement income and taxable income. The Company expects its effective income tax rate to remain stable in the foreseeable future.

Early in 1997, the Company announced its decision to divest its broadband communications business in order to focus on businesses that are better aligned with the Company's available resources and offer a greater opportunity to add stockholder value. At that time the Company took actions to significantly reduce the broadband communications business operating costs. Revenues for the broadband communications business were $551, $2,238 and $2,432 in 1997, 1996 and 1995, respectively. Included in the loss from discontinued operation is a tax benefit of $177, $1,876 and $625 for 1997, 1996 and 1995, respectively. The Company deferred losses from the discontinued operation of $9,271 in 1997, which primarily represented amortization costs of intangible assets, and to a lesser degree, wind-down costs of the business. The Company continues to identify potential strategic investors for the broadband communications business. To date, however, an appropriate strategic investor has not been identified.

COMMUNICATIONS SYSTEMS

Revenues in this segment were $48,980, $27,850 and $25,506 in 1997, 1996 and 1995, respectively. Revenues increased over 75% in 1997 from 1996, primarily reflecting the fulfillment of the Company's initial contract for Xpress Connection units with PSN, increased market acceptance for certain of the Company's modem and networking products, and an increase in deliveries of Mini-DAMA, LSM-1000 and the LST-5D products. Revenues increased slightly from 1995 to 1996, primarily as a result of growth in defense related production contracts, mostly associated with the Company's Mini-DAMA and other defense communications products.

Segment operating income was $1,074 in 1997 compared to operating losses of $4,187 and $578 in 1996 and 1995, respectively. Operating income was achieved in 1997 primarily due to increased revenue volume. Despite an increase in SG&A and R&D expenses on an absolute dollar basis, these costs decreased as a percentage of revenues. The operating losses in

1996 compared to 1995 reflect the ramp up of operations in this segment, including the addition of sales, marketing and customer service personnel required to support the revenue growth. R&D efforts increased in 1997 as the business completed development and certification of certain products. In addition, R&D expenses increased from 1995 to 1996, reflecting the increased labor and related costs associated with the ongoing development of the Mini-DAMA, Xpress Connection and other products during the period. Revenues and operating profit for 1995 included approximately $1,400 received in settlement of a termination for convenience claim with the U.S. Government for work performed in prior years.

SOFTWARE SYSTEMS

Revenues in this segment were $17,374, $18,505 and $33,175 in 1997, 1996 and 1995, respectively. One federal agency accounted for approximately $8,900 of this segment's revenue in 1997, $6,800 in 1996, and $4,600 in 1995, and one telecommunications customer accounted for approximately $4,500 of this segment's revenue in 1997, $8,300 in 1996 and $24,500 in 1995. In the second half of 1995, this segment experienced reduced demand from the aforementioned telecommunications customer. This trend continued in 1996 and 1997, resulting in an overall revenue decline. Reduced revenues from this customer in 1997 were substantially offset by revenues from several new and existing customers. During 1997, significant efforts were made to diversify this segment's customer base so that operating performance will become less dependent on a few customers.

Segment operating income was $4,580 in 1997 compared to an operating loss of $137 in 1996, and operating income of $3,803 in 1995. The 1997 results reflect the impact of cost reductions achieved, offset somewhat by additional costs associated with a negotiated conclusion of certain contracts. The 1996 operating loss was due primarily to reduced sales from the previously mentioned telecommunications customer, the timing of corresponding decreases in SG&A, and additional costs associated with the aforementioned contract conclusion.

INFORMATION TECHNOLOGIES

Revenues in this segment were $88,225, $74,404, and $60,791 for 1997, 1996 and 1995, respectively. The increase in 1997 reflects a full year's results from Eldyne and Unidyne, which were acquired in May 1996, offset partially by the loss of revenue from a division sold in mid 1996 and the wind-down of work subcontracted to the buyer of a business unit sold in April 1994. These subcontracted revenues amounted to $300, $6,100 and $18,300, in 1997, 1996 and 1995, respectively. The increase in revenues from 1995 to 1996 reflects the revenues of $31,700 generated from the acquired companies Eldyne and Unidyne, offset by the decline in subcontract revenue and loss of revenue from the division sold in mid 1996 as noted above.

Segment operating income in 1997 was $8,771, compared to $7,639 in 1996, and $2,271 in 1995. The increases in 1997 and 1996 are primarily attributable to the revenue growth discussed previously. No operating income was recognized on the above mentioned subcontract revenue for any period presented. Furthermore, 1997 and 1996 revenues and operating income include certain non-recurring credits resulting from the reevaluation of estimates of contract costs based upon favorable developments with certain government audit agencies, as well as changes in the carrying value of assets being disposed of.

MEDICAL STERILIZATION AND FOOD PASTEURIZATION

Revenues in this segment were $5,983, $2,818 and $3,459 in 1997, 1996 and 1995, respectively. The increase in 1997 was directly related to increased processing of medical products at the Company's two facilities, and to sales of the Company's turnkey sterilization systems to Guidant Corporation and Baxter Medical.

Segment operating income increased to $189, compared to operating losses of $1,080 in 1996 and $1,340 in 1995. The achievement of operating income is directly related to the increase in revenues mentioned above.

EMERGING TECHNOLOGIES AND BUSINESSES

Revenues in this segment were $10,624, $11,907 and $8,604 in 1997, 1996 and 1995, respectively. The decrease in 1997 was primarily due to the completion of certain contracts in the Company's linear electron accelerator and environmental consulting businesses, offset partially by the inclusion of a full year's revenues generated from a division acquired in May 1996. The revenue growth in 1996 compared to 1995 primarily reflects the impact of the division acquired in 1996.

Segment operating loss was $25 in 1997, compared to operating income of $964 in 1996 and $151 in 1995. The change in operating results reflects the fluctuation in revenue volume, combined with reduced margins in this segment's various businesses.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, Titan used $1,793 cash for its continuing operations operating requirements. Significant cash uses included increases in receivables and inventories of $8,555 and $2,453, respectively, principally related to commercial rural telephony products and to government satellite communications products. Additional funding requirements included restructuring activities of $815 and liabilities of continuing operations of $4,410, which included approximately $1,500 in payments of certain accrued costs related to the Company's acquisition of Eldyne and Unidyne in 1996. Additionally, $5,573 of cash was used by discontinued operations.

Cash was provided primarily by the Company's line of credit ($12,350). In May 1997, the Company completed an agreement with Sumitomo Bank of California and Imperial Bank for a $24,000 line of credit maturing May 31, 1998, amending and replacing the previous $14,000 line with Sumitomo Bank, and replacing the existing line of credit with Crestar Bank. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. As of December 31, 1997, there was $12,350 of borrowings outstanding under this agreement, at a weighted average interest rate of 8.02%. The Company also had commitments under letters of credit under this agreement of $1,368, which reduced availability under the line of credit to $10,282. On May 23, 1997, the Company repaid in full the line of credit agreement and equipment note with Crestar Bank. A mortgage note with a balance of $1,196 at December 31, 1997, remains outstanding with Crestar Bank. At December 31, 1997 the Company was in compliance with all financial covenants under its various debt agreements.

Funding for the advancement of the Company's strategic goals, including continued investment in targeted commercial businesses and start-up ventures, is expected to continue in 1998. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses and continuation and expansion of the Company's bank line of credit. The Company is negotiating to extend its current line of credit past its expiration date of May 1998. Furthermore, the Company anticipates selling its broadband communications business in 1998, and is also exploring several equity alternatives as potential sources of capital. As previously noted, one of Titan's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If Titan is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or debt financings to fund the continued expansion of its operations and potential acquisitions of new technologies. Any additional equity or convertible debt financings could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area.

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

DEPENDENCE ON GOVERNMENT CONTRACTS. A substantial portion of the Company's revenues are dependent upon continued funding of U.S. and allied government agencies as well as continued funding of the programs targeted by the Company's businesses. U.S. defense budgets and the budgets of other government agencies have been declining in real terms since the mid-1980's, and may continue to do so in the future. Any significant reductions in the funding of U.S government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

ABILITY TO COMMERCIALIZE NEW TECHNOLOGIES. Since 1991, the Company has sought to leverage the technologies developed as part of its defense business into new business opportunities. Accordingly, many of the Company's existing businesses, such as medical product sterilization and food pasteurization, and new businesses the Company is continuing to develop are at an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to secure the funding required to operate and expand these businesses, to develop and maintain marketing, sales and support capabilities, to secure appropriate third-party manufacturing arrangements, to respond to the rapid technological advances inherent in the markets for these new technologies and, ultimately, to design and manufacture products or provide services acceptable to buyers in its target markets. Certain of the Company's new products, including products for which the Company has contracts for delivery, are still in the testing stage. There can be no assurance that such tests will be completed satisfactorily or that the Company will be able to satisfy all of the requirements for delivery of and payment for these products. In addition, many of the opportunities in the communications and sterilization businesses involve projects with lengthy sales cycles. The Company's efforts to address these risks have required, and will continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks or in commercializing these new technologies.

RISKS OF INTERNATIONAL OPERATIONS. Several of the Company's businesses, including Linkabit Wireless, conduct substantial business in foreign countries. The Company generally denominates its foreign contracts in U.S. dollars, and the Company believes that its global competitors follow similar business practices. Accordingly, the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with these competitors in these markets. Foreign currency fluctuations could, however, make the Company's products less affordable and thus reduce the demand for such products. Furthermore, a precipitous decline in such foreign currency values could result in certain of the Company's customers and local subcontractors and partners refusing to perform their obligations under contracts with the Company, the cancellation of projects from which the Company expects to receive significant revenues, defaulting on accounts receivable, and the loss of any investments by the Company to build infrastructure or develop business in these countries. Accordingly, there can be no assurance that a decline in the value of any one foreign currency relative to the U.S. dollar will not have a material adverse effect on the Company's business, financial condition and results of operations.
Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owing to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA.

IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 issue is a problem created by the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent assessment, the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated, primarily by utilizing the Company's internal resources to reprogram, replace and test the software for Year 2000 modifications. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. There also can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company has not yet fully assessed the nature, extent and timing of the year 2000 project, therefore, the total cost of the project cannot be reasonably estimated at this time. The Company, however, is committed to completion of the project no later than mid 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page
                                                                         ----

Report of Independent Public Accountants...............................   28
Financial Statements
   Consolidated Statements of Operations...............................   29
   Consolidated Balance Sheets.........................................   30
   Consolidated Statements of Cash Flows...............................   31
   Consolidated Statements of Stockholders' Equity.....................   32
   Notes to Consolidated Financial Statements..........................   33-47

SUPPORTING FINANCIAL STATEMENT SCHEDULE COVERED BY THE FOREGOING REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS:

Schedule II - Valuation and Qualifying Accounts........................   55

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE TITAN CORPORATION:

We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

San Diego, California
January 19, 1998

                               THE TITAN CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)

                                                          For the years ended December 31,
                                                          -------------------------------
                                                            1997         1996       1995
                                                          --------     -------    -------

Revenues                                                  $171,186    $135,484   $131,535
                                                           -------     -------    -------

Costs and expenses:
   Cost of revenues                                        132,130     107,885     99,282
   Selling, general and administrative expense              19,826      21,086     22,580
   Research and development expense                          5,501       3,152      4,782
   Restructuring and other expense, net                       --            --      6,249
                                                           -------     -------    -------

   Total costs and expenses                                157,457     132,123    132,893
                                                           -------     -------    -------

Operating profit (loss)                                     13,729       3,361     (1,358)

Interest expense                                            (5,080)     (3,026)    (1,154)
Interest income                                                 39          65         95
                                                           -------     -------    -------

Income (loss) from continuing operations
  before income taxes                                        8,688         400     (2,417)
Income tax provision (benefit)                               3,180         136       (582)
                                                           -------     -------    -------

Income (loss) from continuing operations                     5,508         264     (1,835)
Loss from discontinued operation, net of taxes                (343)     (3,642)    (1,972)
                                                           -------     -------    -------

Net income (loss)                                            5,165      (3,378)    (3,807)
Dividend requirements on preferred stock                      (875)       (803)      (695)
                                                           -------     -------    -------

Net income (loss) applicable to common stock              $  4,290    $ (4,181)  $ (4,502)
                                                           -------     -------    -------
                                                           -------     -------    -------

Basic earnings per share:
  Income (loss) from continuing operations                $    .29    $   (.03)  $   (.19)
  Loss from discontinued operation                            (.02)       (.24)      (.14)
                                                           -------     -------    -------
  Net income (loss)                                       $    .27    $   (.27)  $   (.33)
                                                           -------     -------    -------
                                                           -------     -------    -------

  Weighted average shares                                   16,187      15,278     13,445
                                                           -------     -------    -------
                                                           -------     -------    -------

Diluted earnings per share:
  Income (loss) from continuing operations                $    .26    $   (.03)  $   (.19)
  Loss from discontinued operation                            (.01)       (.24)      (.14)
                                                           -------     -------    -------
  Net income (loss)                                       $    .25    $   (.27)  $   (.33)
                                                           -------     -------    -------
                                                           -------     -------    -------

  Weighted average shares                                   21,396      15,278     13,445
                                                           -------     -------    -------
                                                           -------     -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                               THE TITAN CORPORATION
                            CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars, except shares and per share amounts)

                                                                    As of December 31,
                                                                    ------------------
                                                                    1997          1996
                                                                    ----          ----
ASSETS
Current Assets:
   Cash and cash equivalents                                      $  1,248     $ 2,052
   Accounts receivable - net                                        54,275      45,720
   Inventories                                                      14,772      12,419
   Net assets of discontinued operation                             11,512       1,304
   Prepaid expenses and other                                        2,020       1,708
   Deferred income taxes                                             6,845       6,037
                                                                   -------     -------

      Total current assets                                          90,672      69,240

Property and equipment - net                                        19,220      19,984
Goodwill - net of accumulated amortization of $5,780 and $4,723     20,367      21,348
Other assets - net                                                   5,602       8,438
Net assets of discontinued operation                                 2,286       7,264
                                                                   -------     -------

Total assets                                                      $138,147    $126,274
                                                                   -------     -------
                                                                   -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                 $ 12,350    $    --
   Accounts payable                                                  9,939       8,018
   Current portion of long-term debt                                 1,104       1,010
   Accrued compensation and benefits                                 7,992       8,061
   Other accrued liabilities                                         5,377      10,036
   Note payable to related party                                        --       1,000
                                                                   -------     -------
      Total current liabilities                                     36,762      28,125
                                                                   -------     -------

Long-term debt                                                      37,310      40,071
                                                                   -------     -------
Other non-current liabilities                                        7,723       8,433
                                                                   -------     -------

Commitments and contingencies

Series B cumulative convertible redeemable preferred stock,
   $3,000 liquidation preference, 6% cumulative annual dividend,
   500,000 shares issued and outstanding                             3,000       3,000
                                                                   -------     -------

Stockholders' Equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
      Cumulative convertible, $13,897 liquidation preference:
         694,872 shares issued and outstanding                         695         695
      Series A junior participating, authorized 250,000 shares:
         none issued                                                    --         --
   Common stock: $.01 par value, authorized 45,000,000
      shares, issued and outstanding: 17,694,045 and
      17,133,680 shares                                                177         171
   Capital in excess of par value                                   44,793      42,751
   Retained earnings                                                10,278       5,988
   Treasury stock (971,894 and 1,106,114 shares), at cost           (2,591)     (2,960)
                                                                   -------     -------

   Total stockholders' equity                                       53,352      46,645
                                                                   -------     -------

Total liabilities and stockholders' equity                        $138,147    $126,274
                                                                   -------     -------
                                                                   -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                               THE TITAN CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)

                                                       For the years ended December 31,
                                                       --------------------------------
                                                          1997       1996        1995
                                                       ---------   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                $ 5,508    $   264    $(1,835)
Adjustments to reconcile income (loss) from continuing
   operations to net cash used for continuing operations:
      Depreciation and amortization                       5,647      5,144      3,865
      Deferred income taxes and other                     2,995     (1,909)       178
      Change in operating assets and liabilities,
         net of effects from businesses sold and
         acquired:
            Accounts receivable                          (8,555)     4,618     (2,572)
            Inventories                                  (2,453)    (4,769)    (3,316)
            Prepaid expenses and other assets            (1,740)       349      1,148
            Accounts payable                              1,921     (3,768)     2,678
            Income taxes payable                             --       (653)        --
            Accrued compensation and benefits               (69)    (2,599)    (1,657)
            Restructuring activities                       (815)    (4,099)      (486)
            Other liabilities                            (4,410)    (1,274)    (1,284)
                                                         ------    -------     ------

Net cash used for continuing operations                  (1,971)    (8,696)    (3,281)
                                                         ------    -------     ------

Loss from discontinued operation                           (343)    (3,642)    (1,972)
Changes in net assets of discontinued operation          (5,230)    (4,943)    (2,894)
                                                         ------    -------     ------
Net cash used for discontinued operation                 (5,573)    (8,585)    (4,866)
                                                         ------    -------     ------

Net cash used for operating activities                   (7,544)   (17,281)    (8,147)
                                                         ------    -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (3,575)    (5,174)    (8,674)
Proceeds, net of transaction costs, from sale
   of businesses                                            200      2,492      1,835
Payment for purchase of businesses, net of cash acquired     --     (2,679)        --
Other                                                       274        192         48
                                                         ------    -------     ------

Net cash used for investing activities                   (3,101)    (5,169)    (6,791)
                                                         ------    -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt                                        12,350     37,000     13,800
Retirements of debt                                      (2,065)   (15,841)      (621)
Deferred debt issuance costs                                 --     (2,035)        --
Proceeds from stock issuances                               431        348      3,158
Dividends paid                                             (875)      (803)      (695)
                                                         ------    -------     ------

Net cash provided by financing activities                 9,841     18,669     15,642
                                                         ------    -------     ------

Net increase (decrease) in cash and cash equivalents       (804)    (3,781)       704
Cash and cash equivalents at beginning of year            2,052      5,833      5,129
                                                         ------    -------     ------

Cash and cash equivalents at end of year                $ 1,248   $  2,052    $ 5,833
                                                         ------    -------     ------
                                                         ------    -------     ------


The accompanying notes are an integral part of these consolidated financial statements.

                               THE TITAN CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (in thousands of dollars, except per share data)

                                            Cumulative
                                            Convertible                Capital
                                             Preferred    Common     in Excess of    Retained     Treasury
                                               Stock       Stock       Par Value     Earnings       Stock        Total
                                             ----------  ---------   -------------   --------     ---------     ------

Balances at December 31, 1994               $    695       $  146      $ 27,860     $ 14,671     $ (4,604)    $ 38,768
   Stock issuance                                 --           --         1,413           --          912        2,325
   Exercise of stock options                      --            5         1,209           --         (381)         833
   Shares contributed to employee
      benefit plans                               --           --           322           --          549          871
   Income tax benefit from employee
      stock transactions                          --           --           344           --           --          344
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --         (695)
   Net loss                                       --           --            --       (3,807)          --       (3,807)
                                             -------      -------        ------      -------      -------      -------

Balances at December 31, 1995                    695          151        31,148       10,169       (3,524)      38,639
   Stock issuance for acquisition                 --           18        10,659           --           --       10,677
   Exercise of stock options and other            --            2           408           --          (62)         348
   Shares contributed to
      employee benefit plans                      --           --           466           --          626        1,092
   Income tax benefit from employee stock
      transactions                                --           --            70           --           --           70
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per share     --           --            --         (695)          --         (695)
      Series B, 6% annual                         --           --            --         (108)          --         (108)
   Net loss                                       --           --            --       (3,378)          --       (3,378)
                                             -------      -------        ------      -------      -------      -------

Balances at December 31, 1996                    695          171        42,751        5,988       (2,960)      46,645
   Conversion of subsordinated debt               --            5         1,597           --           --        1,602
   Exercise of stock options and other            --            1           393           --           37          431
   Shares contributed to employee
      benefit plans                               --           --            12           --          332          344
   Income tax benefit from
      employee stock transactions                 --           --            40           --           --           40
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per share     --           --            --         (695)          --         (695)
      Series B, 6% annual                         --           --            --         (180)          --         (180)
   Net income                                     --           --            --        5,165           --        5,165
                                             -------      -------        ------      -------      -------      -------
Balances at December 31, 1997               $    695      $   177      $ 44,793     $ 10,278     $ (2,591)    $ 53,352
                                             -------      -------        ------      -------      -------      -------
                                             -------      -------        ------      -------      -------      -------


                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                                THE TITAN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. The Titan Corporation provides information technology and electronic systems and services to commercial and government customers. Titan groups its businesses into four core business segments--Communications Systems, Software Systems, Information Technologies, and Medical Sterilization and Food Pasteurization--and a fifth business segment, Emerging Technologies and Businesses. Titan provides engineering, technical, management and consulting services in the areas of national security, software systems, communication systems, information systems, electronic control systems, advanced research and development, and medical products sterilization and food pasteurization. The Company also develops, designs, manufactures and markets satellite communications subsystems, and pulsed power products including linear accelerators.

The Company is involved in a number of start-up ventures, most notably the commercial satellite communications business in the Company's Communications Systems segment. The Company believes that the primary source of revenues for this business will be international customers in developing countries, primarily within Asia. The Company's investment in this business is reflected in the balance sheet primarily within the captions of Accounts Receivable, Inventories, and Property and Equipment and aggregates approximately $14,400 at December 31, 1997. Also at December 31, 1997, this business has noncancelable commitments of $4,354, primarily with two contract manufacturers, for purchases through 1998 of certain components incorporated into the segment's products. While accounts receivable are generally not collateralized, the Company limits its exposure by performing ongoing credit evaluations of its customers' financial condition. To mitigate credit risk in foreign countries, the Company has a policy of requiring payment, primarily in the form of stand-by letters of credit, advance deposits, or wire transfers, prior to shipment.

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

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 32 years for buildings, 2 to 15 years for leasehold improvements and 3 to 10 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization business is depreciated based on units of production.

GOODWILL. The excess of the cost over the fair value of net assets of purchased businesses ("goodwill") is amortized on a straight-line basis over varying lives ranging from 5 to 30 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

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

IMPAIRMENT OF LONG-LIVED ASSETS. Periodically, the Company reveiws for possible impairment its long-lived assets and certain identifiable intangibles to be held and used by an entity. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.

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

PER SHARE INFORMATION. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128 "Earnings Per Share" (SFAS 128), which has been adopted by the Company. The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"), and is effective for periods ending after December 15, 1997. Prior year per share information is presented in accordance with the statement. The following data summarize information relating to the per share computations for 1997:

                                           For The Year Ended December 31, 1997
                                           ------------------------------------
                                            Income        Shares      Per-Share
                                         (Numerator)   (Denominator)   Amounts
                                          ---------     -----------    -------
Income from continuing operations          $5,508
Less preferred stock dividends               (875)
                                            -----
Basic EPS:
Income from continuing operations
   available to common stockholders         4,633          16,187       $  .29

Effect of dilutive securities:
Stock options                                  --             283         (.01)
Warrants                                       --              30         (.00)
Convertible subordinated debentures           978           4,896         (.02)
                                            -----          ------        -----

Diluted EPS:
Income from continuing operations
   available to common stockholders
   plus assumed conversions                $5,611          21,396       $  .26
                                            -----          ------        -----
                                            -----          ------        -----

In 1997, options to purchase 531,549 shares of common stock at prices ranging from $5.00 to $9.50 per share were not included in the computation of diluted EPS for 1997, because the options' exercise price was greater than the average market price of the common shares. Also in 1997, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock, as well as 333,333 shares that could result from the conversion of Series B Cumulative Convertible Redeemable Preferred stock (until November 24, 1997 when the conversion privilege expired), were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

Common shares that could result from the conversion of stock options in 1996 and 1995, and from the conversion of the Company's convertible subordinated debentures and Series B cumulative convertible redeemable preferred stock in 1996 were not included in the computation of diluted EPS in 1996 and 1995, as the effect would have been anti-dilutive.

NEW ACCOUNTING STANDARD. In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company does not anticipate that the adoption of the accounting and disclosure provisions of SFAS No. 130 will have a material impact on the Company's financial statements and results of operations.

NOTE 2. DISCONTINUED OPERATION

On April 11, 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year.

Revenues for the broadband communications business were $551, $2,238 and $2,432 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in the loss from discontinued operation is a tax benefit of $177, $1,876 and $625 for the years ended December 31, 1997, 1996 and 1995 respectively. The Company deferred losses from the discontinued operation of $9,271 in 1997, which primarily represented amortization and wind-down costs of the business.
Included in the deferred loss is interest of $509 allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of discontinued operation consist primarily of accounts receivable, inventory, and deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist of property and equipment and intangible assets, primarily capitalized software costs. Prior year consolidated financial statements have been restated to present the broadband communications business as a discontinued operation.

NOTE 3.  ACQUISITION

On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses -- Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). The overall transaction consideration, excluding associated transaction costs and expenses, consisted of $1 million cash, 1,779,498 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 10), assumption of indebtedness and a promissory note for $1 million issued to the principal stockholder of the acquired companies. The $1 million note was due and paid on March 15, 1997, and earned interest of 10% per annum. The Company also entered into an agreement with the principal stockholder, providing for annual payments of $.3 million, payable monthly, for 6 years beginning May 24, 1996. The net present value of this agreement ($1.5 million) was recorded as additional purchase price at the acquisition date. This obligation was settled in full on January 2, 1997. Estimated other direct costs of the acquisition were approximately $3 million.

The acquisition has been accounted for as a purchase, and, accordingly, the Company's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. The excess of the purchase price over the estimated fair value of net assets acquired of $17,474 at December 31, 1997 is being amortized using a straight-line method over 30 years.

Unaudited pro forma data giving effect to the purchase of Eldyne, Unidyne and DCS as if they had been acquired at the beginning of 1995 are shown below:

                                   1996          1995
                                  ------        ------

          Revenues                $159,820    $182,620
          Net loss                  (1,426)     (1,384)
          Net loss per share          (.09)       (.09)

NOTE 4.  RESTRUCTURING

In 1995, the Board of Directors adopted a formal plan of restructuring, which resulted in a $5,431 charge to 1995 results of operations. The restructuring plan generally provided for the dispositions of certain non-core businesses as well as severance and related costs. The planned restructuring activities were substantially accomplished in 1996.

NOTE 5. OTHER FINANCIAL DATA

Following are details concerning certain balance sheet accounts:

                                                          1997          1996
                                                          ----          ----

Accounts Receivable:
   U.S. Government - billed                            $ 19,080       $ 17,768
   U.S. Government - unbilled                            19,800         19,885
   Trade                                                 15,706          8,271
   Less allowance for doubtful accounts                    (311)          (204)
                                                        -------        -------
                                                       $ 54,275       $ 45,720
                                                        -------        -------
                                                        -------        -------

Unbilled receivables include approximately $10,400 and $11,200 at December 31, 1997 and 1996, respectively, representing work-in-process which will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled receivables are expected to be collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

                                                          1997          1996
                                                          ----          ----

Inventories:
   Materials                                           $  2,227      $  1,998
   Work-in-process                                       11,321         9,201
   Finished goods                                         1,224         1,220
                                                        -------       -------
                                                       $ 14,772      $ 12,419
                                                        -------       -------
                                                        -------       -------

Property and Equipment:
   Machinery and equipment                             $ 31,519      $ 28,488
   Furniture and fixtures                                 4,075         5,284
   Land, buildings and leasehold improvements             7,871         7,538
   Construction in progress                                 347           938
                                                        -------       -------
                                                         43,812        42,248

Less accumulated depreciation and
   amortization                                         (24,592)      (22,264)
                                                        -------       -------

                                                       $ 19,220      $ 19,984
                                                        -------       -------
                                                        -------       -------

Deferred income taxes of $314 and $4,094 are included in Other Assets at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, respectively, other liabilities, current and non-current, include $1,006 and $2,019 of customer advance payments, and liabilities for post-retirement benefits for employees of previously discontinued operations of $2,436 and $2,923.

NOTE 6.  SEGMENT INFORMATION
In the fourth quarter of 1997, the Company realigned certain operations within its existing segments and added a fifth segment to better position these operations for strategic transactions pursuant to the Company's corporate strategy. This realignment conforms with the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". All prior year segment data have been restated to conform to the 1997 presentation.

The Communications Systems segment contains the Company's wholly owned subsidiary, Linkabit Wireless, Inc., ("Linkabit Wireless"), which develops and produces advanced satellite communications products and systems for commercial and government customers. In December 1997, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission ("SEC") for an initial public offering of 2,700,000 shares of Linkabit Wireless common stock. The underwriters have been granted a 30-day option to purchase up to an additional 405,000 shares to cover over-allotments. If and when the offering is consumated and declared effective, then immediately following the offering, Titan will own approximately 74% of the common stock of Linkabit Wireless.

The Software Systems segment is a systems integrator that provides systems integration services and solutions for commercial and non-defense clients with distributed computing environments.

The Information Technologies segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems, and communications requirements. This segment also supports high priority government programs by providing systems integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services provided include research and development under government funded contracts for the Department of Defense
(DoD) and other customers.

The Medical Sterilization and Food Pasteurization segment provides medical product sterilization services at two Titan facilities and manufactures and sells turnkey electron beam sterilization and food pasteurization systems to customers for use in their own facilities.

The Emerging Technologies and Businesses segment applies Titan's proprietary knowledge and core competencies to industrial and commercial opportunities.

Substantially all operations are located in the United States. Export revenues amounted to approximately $21,365, $10,693, and $14,209 in 1997, 1996 and 1995,
respectively, primarily to countries in the Far East and the Western Europe.

The following tables summarize industry segment data for 1997, 1996 and 1995.

                                          1997         1996         1995
                                          ----         ----         ----

Revenues:
   Communications Systems              $ 48,980     $ 27,850     $ 25,506
   Software Systems                      17,374       18,505       33,175
   Information Technologies              88,225       74,404       60,791
   Medical Sterilization and
    Food Pasteurization                   5,983        2,818        3,459
   Emerging Technologies and
    Businesses                           10,624       11,907        8,604
                                        -------      -------      -------

                                       $171,186     $135,484     $131,535
                                        -------      -------      -------
                                        -------      -------      -------

Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $123,826 in 1997, $102,925 in 1996, and $81,632 in 1995. Within
the Software Systems segment, sales to one customer, a telephone company, totaled $4,500, $8,300 and $24,500 in 1997, 1996 and 1995, respectively. No other single customer accounted for 10% or more of the consolidated revenues for these years. Intersegment sales were not significant in any year.

                                           1997         1996          1995
                                           ----         ----         ----

Operating Profit (Loss):
   Communications Systems               $  1,074     $ (4,187)     $   (578)
   Software Systems                        4,580         (137)        3,803
   Information Technologies                8,771        7,639         2,271
   Medical Sterilization and
    Food Pasteurization                      189       (1,080)       (1,340)
   Emerging Technologies and Businesses      (25)         964           151
   Corporate                                (860)         162        (5,665)
                                         -------      -------       -------
                                        $ 13,729     $  3,361      $ (1,358)
                                         -------      -------       -------
                                         -------      -------       -------

Corporate includes corporate general and administrative expenses, certain corporate restructuring charges, and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

                                          1997         1996         1995
                                          ----         ----         ----

Identifiable Assets:
   Communications Systems              $ 29,019     $ 18,774       $13,826
   Software Systems                       8,114        6,139         8,945
   Information Technologies              43,560       47,782        28,584
   Medical Sterilization and
    Food Pasteurization                  11,854       10,222        10,446
   Emerging Technologies and Businesses   7,589        7,649         5,508
   Discontinued operation, net           13,798        8,568         3,558
   General corporate assets              24,213       27,140        23,596
                                         ------       ------        ------
                                       $138,147     $126,274       $94,463
                                        -------      -------        ------
                                        -------      -------        ------

General corporate assets are principally cash, prepaid expenses, property and equipment, deferred income taxes and other assets.

                                          1997         1996         1995
                                          ----         ----         ----

Depreciation and Amortization
   of Property and Equipment,
   Goodwill, and Other Assets:
      Communications Systems            $ 1,292     $   820       $   601
      Software Systems                      617       1,152         1,032
      Information Technologies            1,969       1,875         1,331
      Medical Sterilization and
       Food Pasteurization                  499         510           287
      Emerging Technologies and
       Businesses                           288         374           207
      Corporate                             982         413           407
                                         ------      ------        ------

                                        $ 5,647     $ 5,144       $ 3,865
                                         ------      ------        ------
                                         ------      ------        ------

Capital Expenditures:
   Communications Systems               $ 1,438     $ 1,831       $ 1,101
   Software Systems                         453         261         1,700
   Information Technologies                 866       1,394           668
   Medical Sterilization and
    Food Pasteurization                     429       1,024         4,183
   Emerging Technologies and Businesses     270         437           668
   Corporate                                119         227           354
                                         ------      ------        ------

                                        $ 3,575     $ 5,174       $ 8,674
                                         ------      ------        ------
                                         ------      ------        ------

NOTE 7.  INCOME TAXES

The components of the income tax provision (benefit) from continuing operations are as follows:

                                         1997         1996        1995
                                         ----         ----        ----
Current:
   Federal                             $   166     $    --     $(1,663)
   State                                    42          --        (164)
                                        ------      ------      ------

                                           208          --      (1,827)

Deferred                                 2,972         136       1,245
                                        ------      ------      ------

                                       $ 3,180     $   136     $  (582)
                                        ------      ------      ------
                                        ------      ------      ------

Following is a reconciliation of the income tax provision (benefit) from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income
(loss):

                                         1997         1996         1995
                                         ----         ----         ----

Expected Federal tax provision
   (benefit) on continuing operations  $ 2,954      $   136       $ (822)
State income taxes, net
   of Federal income tax
   benefit                                 174         (256)         (44)
Research credit                           (324)          --           --
Goodwill amortization                      351           88          160
Alternative minimum tax                     --           --          100
Keyman life insurance                       24           36           75
Other                                        1          132          (51)
                                        ------       ------       ------
Actual tax provision (benefit) on
   continuing operations               $ 3,180      $   136      $  (582)
                                        ------       ------       ------
                                        ------       ------       ------

The deferred tax asset as of December 31, 1997 and 1996, result from the following temporary differences:

                                                    1997         1996
                                                    ----         ----

Loss carryforward                                $ 4,672      $ 6,932
Employee benefits                                  3,690        4,507
Loss from discontinued operation                  (3,338)          --
Tax credit carryforwards                           2,546        1,383
Inventory and contract loss reserves               1,825        1,678
Depreciation                                      (1,400)      (3,051)
Deferred tax on foreign profit                     1,123           --
Restructuring                                         --          361
Other                                               (759)        (479)
                                                  ------       ------
                                                   8,359       11,331
Valuation allowance                               (1,200)      (1,200)
                                                  ------       ------

Net deferred tax asset                           $ 7,159      $10,131
                                                  ------       ------
                                                  ------       ------

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

Cash paid for income taxes was $250 in 1997. Net tax refunds in 1996 and 1995 were $322 and $828, respectively.

NOTE 8.  DEBT
At December 31, 1997, the Company had borrowings of $12,350 outstanding at a weighted average interest rate of 8.02% under a $24,000 line of credit maturing May 31, 1998 with two banks. This line amended and replaced the existing lines of credit. The Company had commitments under letters of credit at December 31, 1997 of

$1,368, which reduced availability under the line of credit. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. The agreement contains, among other financial covenants, provisions which require the Company to have annual net income, as defined, prohibits two consecutive quarterly losses in aggregate of greater than $500, and contains other financial covenants which require the Company to maintain stipulated levels of net worth and minimum interest coverage, and fixed charge coverage and quick ratios. Under the agreement and a subsequent amendment in contemplation of the Linkabit Wireless transaction (see Note 6), the Company and its wholly owned subsidiaries, Eldyne and Unidyne, granted the banks a security interest in substantially all of their non-real property assets, including accounts receivable, inventory, equipment and patents, and certain limitations have been placed on transactions between the Company and Linkabit Wireless. Borrowings under the Company's lines of credit averaged $10,803, $12,315 and $6,400 at weighted average interest rates of 8.1%, 8.2% and 8.8% during 1997, 1996 and 1995, respectively.

In November 1996, the Company issued $34,500 of 8.25% convertible subordinated debentures due 2003. The debentures are convertible into common stock of the Company at a conversion price of $3.50 per share, subject to adjustment upon the occurrence of certain events. The debentures are redeemable, on or after November 2, 1999, initially at 104.125% of principal amount and at decreasing prices thereafter to 100% of principal amount through maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder upon a change in control, as defined in the indenture governing the debentures, at 100% of principal amount plus accrued interest. The net proceeds of the offering were used to repay borrowings under the Company's bank lines of credit and for working capital and general corporate purposes. At December 31, 1997, Other assets include $1,778 in capitalized costs related to the issuance, which are being amortized to interest expense ratably over the life of the debt.

At December 31, 1997 and 1996, the Company had $3,328 and $5,215, respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%, respectively. At December 31, 1997, $992 is due within one year. At December 31, 1996, the Company also had outstanding a mortgage note and an equipment note, collateralized by real estate and equipment, with balances of $1,244 and $122, respectively, at an interest rate of LIBOR plus 2.5%. At December 31, 1997, only the mortgage note remains, with a balance of $1,196, of which $112 is due within one year.

Cash paid for interest, primarily on these borrowings, was $4,604, $2,000, and $572, in 1997, 1996, and 1995, respectively. At December 30, 1997, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Titan is obligated for aggregate rentals of $33,434 under operating lease agreements, principally for facilities. These leases generally include renewal options and require minimum payments of $5,519 in 1998, $4,338 in 1999, $3,771 in 2000, $3,687 in 2001, $4,721 in 2002, and $11,398 for the years thereafter.
Rental expense under these leases was $6,238 in 1997, $7,941 in 1996 and $7,484 in 1995. The Company has entered into a long-term lease agreement for facilities which are owned by an entity in which the Company has a minority ownership interest. Rental expense in 1997, 1996 and 1995 includes $904, $884, and $868, respectively, paid under this agreement.

The Company is involved in appeals of the judgments resulting from the trials of two separate lawsuits filed by former employees claiming, among other things, wrongful termination and discrimination. The Company intends to vigorously pursue and defend against the appeals of these cases. While it is not feasible to predict the outcome of these cases, management believes that their ultimate disposition will not have a material adverse effect on the financial position or results of operations of the Company.

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

NOTE 10.  SERIES B CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

Titan's Series B Preferred Stock has a par value of $1.00, accrues dividends at a rate of 6% per annum payable quarterly in arrears cumulatively, has a liquidation preference of $6.00 per share plus accrued and unpaid dividends (the "Series B Liquidation Preference") and entitles the holder thereof to one vote per outstanding share, voting together as a class with the holders of shares of outstanding Common Stock (and any other series or classes entitled to vote therewith) on all matters submitted for a shareholder vote. The Series B Preferred Stock is redeemable at the Series B Liquidation Preference (i) at the holder's option, after May 24, 1998 until May 24, 2001, and (ii) at the Company's option, after May 24, 2001 until May 24, 2006.

NOTE 11.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

NOTE 12.  COMMON STOCK

At December 31, 1997, 30,247,635 common shares were reserved for future issuance for conversion of convertible subordinated debentures, preferred stock, all stock incentive plans and warrants.

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

NOTE 13.  STOCK-BASED COMPENSATION PLANS

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


                                                            1997     1996     1995
                                                            ----------------------

Net income (loss)                        As reported     $ 5,165  $(3,378) $(3,807)
                                         Pro forma         3,670   (3,795)  (3,981)

Net income (loss )per share, basic       As reported     $   .27  $  (.27) $  (.33)
                                         Pro forma           .23     (.30)    (.35)

Net income (loss) per share, diluted     As reported     $   .25  $  (.27) $  (.33)
                                         Pro forma           .17     (.30)    (.35)


The Company currently has options available for grant under the Stock Option Plans of 1990, 1994 and 1997, The 1989 Directors' Stock Option Plan and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan"). Options authorized for grant under the employee plans and under the directors' plans are 3,000,000 and 185,000, respectively. Under the 1996 Directors' Plan, a director may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the employee plans, an option's maximum term is ten years. Under the directors' plans, options expire 90 days after the option holder ceases to be a director. Employee options may be granted throughout the year; directors' options are granted annually during the first two or three years as a director. All options vest in 25% increments beginning one year after the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 70% in 1997 and 87% in 1996 and 1995; and a risk free interest rate of 5.72% in 1997 and 6.57% in 1996 and 1995.

A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                              1997                      1996                      1995
                                   -------------------------   -------------------------   -------------------------
                                   Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
                                   (000)    Exercise Price      (000)   Exercise Price      (000)   Exercise Price
                                   -----  ----------------     ------   --------------     ------   ---------------

Fixed Options
-------------

Outstanding at beginning of year   1,512          $ 4.66        1,219          $ 5.05      1,429          $3.41
Granted                              579            5.50          723            4.42        429           8.02
Exercised                            (93)           3.32         (125)           3.28       (454)          2.71
Canceled                            (137)           4.54         (305)           6.20       (185)          5.16
                                   -----                        -----                      -----
Outstanding at end of year         1,861            5.00        1,512            4.66      1,219           5.05
                                   -----                        -----                      -----
                                   -----                        -----                      -----

Options exercisable at year-end      712                          480                        452
Weighted-average fair value of
  options granted during the year  $3.44                        $3.18                      $5.76

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                              Options Outstanding                          Options Exercisable
             --------------------------------------------------    -------------------------------
Range of         Number     Weighted-Average                        Number
Exercise      Outstanding       Remaining      Weighted-Average    Exercisable    Weighted-Average
Prices        at 12/31/97   Contractual Life    Exercise Price     at 12/31/97    Exercise Price
------        -----------   -----------------   --------------     -----------    ---------------

$2.63 - 3.63    426,200         6.18 years        $3.30              330,700         $ 3.26
 4.00 - 5.88  1,125,800         8.59               4.78              276,000           4.50
 6.25 - 9.50    308,500         8.22               8.14              105,700           8.66
              ---------                                              -------
              1,860,500         7.98               5.00              712,400           4.54
              ---------                                              -------
              ---------                                              -------

Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Elected officers are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 10 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each subscription period. A subscription period is six months, beginning January 1 and July 1 of each year. The first subscription period under the plan began January 1, 1996. Approximately 11% of eligible employees participated in the Plan in both 1997 and 1996 and purchased 110,461 and 89,865 shares of Company stock in 1997 and 1996, respectively. The weighted-average fair value of the purchase rights granted in 1997 and 1996 was $1.06 and $1.71, respectively.

Three of the Company's wholly-owned subsidiaries have stock option plans for the granting of subsidiary stock, which is not publicly traded. The exercise price of all options granted under these plans equals the fair value of the subsidiary stock at the date of grant as determined by the subsidiaries' board of directors. If all options available for grant in these plans were exercised, the Company's ownership in each of the subsidiaries would be diluted by no greater than 12.5%, 25% and 37.5%.

NOTE 14.  BENEFIT PLANS

The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $1,910, $2,206, and $2,475 in 1997, 1996 and 1995, respectively. The Company's discretionary contribution to its Employee Stock Ownership Plan was $290 in 1997. There were no discretionary contributions for 1996 or 1995. During 1997, 1996 and 1995, the Company utilized treasury stock of $344, $1,092, and $871, respectively, for benefit plan contributions.

The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan was $821, $901, and $970 in 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, respectively, Other non-current liabilities include $3,954 and $3,492 for obligations under this plan. Interest expense for the years ended December 31, 1997, 1996, and 1995 includes $527, $561, and $486, respectively, related to the plan. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $1,470, $1,280, and $2,475 in 1997, 1996 and 1995, respectively.

The Company has previously provided for post-retirement benefit obligations of operations discontinued in prior years. The Company has no post-retirement benefit obligations for any of its continuing operations nor for its recently discontinued broadband communications business.

NOTE 15. SUBSEQUENT EVENTS

The Company has entered into a definitive agreement with DBA Systems, Inc., a Florida Corporation ("DBA"), whereby if approved by the stockholders of both the Company and DBA, DBA will become a wholly-owned subsidiary of Titan Defense Systems Corporation, a wholly-owned subsidiary of the Company, in a stock-for-stock merger.

NOTE 16.  QUARTERLY FINANCIAL DATA (Unaudited)

                               First      Second      Third      Fourth       Total
1997                         Quarter     Quarter    Quarter     Quarter        Year
----                         -------     -------    -------     -------    --------
Revenues                    $ 43,290    $ 41,949   $ 41,973    $ 43,974   $ 171,186
Gross profit                   9,000      10,320     10,248       9,488      39,056
Income from continuing
   operations                    818       1,018      1,537       2,135       5,508
Net income                       475       1,018      1,537       2,135       5,165

Basic earnings per share:
 Income from continuing
   operations                    .04         .05        .08         .12         .29
 Net income                      .02         .05        .08         .12         .27
Diluted earnings per share:
 Income from continuing
   operations                    .04         .05        .07         .09         .26
 Net income                      .02         .05        .07         .09         .25


                               First      Second      Third      Fourth       Total
1996                         Quarter     Quarter    Quarter     Quarter        Year
----                         -------     -------    -------     -------    --------
Revenues                    $ 30,895    $ 29,162   $ 34,588    $ 40,839    $135,484
Gross profit                   6,565       7,199      6,397       7,438      27,599
Income (loss) from continuing
   operations                    213         417       (796)        430         264
Net income (loss)               (864)       (747)    (1,969)        202      (3,378)

Basic earnings per share:
  Income (loss) from
   continuing operations         .00         .02       (.06)        .01        (.03)
  Net income (loss)             (.07)       (.06)      (.14)        .00        (.27)

Diluted earnings per share:
  Income (loss) from
   continuing operations         .00         .02       (.06)        .01        (.03)
  Net income (loss)             (.07)       (.06)      (.13)        .00        (.27)



The above financial information for each quarter reflects all normal and recurring adjustments.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information in the definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by this reference to such information in the definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by this reference to such information in the definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by this reference to such information in the definitive proxy statement for the 1998 Annual Meeting of Stockholders.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements being filed as part of this report are listed in the index in Item 8 on page 27.

(b) The Company filed a current report on Form 8-K dated January 7, 1998, to report that the Company had entered into a definitive agreement with DBA Systems, Inc., a Florida Corporation ("DBA"), whereby DBA will become a wholly-owned subsidiary of Titan Defense Systems Corporation, a Delaware Corporation and wholly-owned subsidiary of the Company, in a stock-for-stock merger.

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

4.2 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 9, L.P., which was Exhibit 4.2 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

4.3 Warrant to Purchase Common Stock of Registrant issued to Corporate Property Associates 10 Incorporated, a Maryland corporation, which was
      Exhibit 4.2 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

4.4 Amendment to Warrant dated December 3, 1996, between the Registrant and Corporate Property Associates 10, Incorporated, which was Exhibit 4.4 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

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

10.14 Agreement and Plan of Merger and Reorganization dated as of January 5, 1998, by and among the Registrant, Eagle Acquisition Sub, Inc. and DBA Systems, Inc. (DBA), which was Exhibit 2.1 to Registrant's Form S-4 dated February 6, 1998, is incorporated herein by this reference.

10.15 Line of Credit Agreement dated as of August 8, 1994, by and between Sumitomo Bank of California and Registrant, which was Exhibit 10.16 to Registrant's 1994 Annual Report on Form 10-K, is incorporated herein by this reference.

10.16 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco, Philip J. Englund, Ronald B. Gorda, Cornelius L. Hensel, and Frederick L. Judge, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

10.17 First Amendment to Commercial Loan Agreement dated May 25, 1995, by and between Registrant and Sumitomo Bank of California, which was Exhibit
      10.15 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.18 Second Amendment to Commercial Loan Agreement dated December 29, 1995, by and between Registrant and Sumitomo Bank of California, which was Exhibit
      10.16 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.19 Third Amendment to Commercial Loan Agreement dated May 9, 1996, by and between Registrant and Sumitomo Bank of California, which was Exhibit
      10.18 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

10.20 Fourth Amendment to Commercial Loan Agreement dated September 6, 1996, by and between Registrant and The Sumitomo Bank of California, which was
      Exhibit 10.1 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.21 Security Agreement dated September 6, 1996, made by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.19 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.22 Pledge Agreement executed as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.3 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.23 Patent Collateral Assignment made and entered into as of September 6, 1996, by Registrant in favor of The Sumitomo Bank of California, which was Exhibit 10.4 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.24 Security Agreement dated as of September 6, 1996, made by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.5 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.25 Patent Collateral Assignment made and entered into as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.6 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.26 Continuing Guaranty executed as of September 6, 1996, by Titan Information Systems Corporation in favor of The Sumitomo Bank of California, which was Exhibit 10.7 to the Company's Registration Statement on Form S-3/A No. 333-10919, is incorporated herein by this reference.

10.27 Fifth Amendment to Commercial Loan Agreement dated October 18, 1996, by and between Registrant and Sumitomo Bank of California, which was exhibit
      10.26 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

10.28 Agreement Re Release of Certain Titan Information Systems Corporation Collateral, dated December 8, 1997, by and between Registrant and Imperial Bank and Sumitomo Bank of California.

10.29 Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit
      10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.30 Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

10.31 Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

10.32 Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc., which was Exhibit 10.30 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

10.33 Formal modification dated December 23, 1996, of the Amended and Restated Loan and Security Agreement dated May 24, 1996, by and between Crestar Bank and Eldyne, Inc., Unidyne Corporation and DCS Acquisition Sub, Inc., which was Exhibit 10.31 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

21.   Titan Subsidiaries as of December 31, 1997.

23.   Consent of Independent Public Accountants.

27.   Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TITAN CORPORATION


                                          By:/S/ Gene W. Ray
                                            -----------------------------------
                                                        Gene W. Ray
                                          President and Chief Executive Officer

February 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----

       /S/ J.S. Webb                Chairman of the            February 25, 1998
--------------------------         Board of Directors
         J.S. Webb

       /S/ Gene W. Ray              President, Chief           February 25, 1998
--------------------------        Executive Officer and
        Gene W. Ray                     Director

      /S/ Eric M. DeMarco       Senior Vice President and      February 25, 1998
--------------------------       Chief Financial Officer
      Eric M. DeMarco         (Principal Financial Officer)


   /S/ Deanna H. Petersen                                      February 25, 1998
--------------------------       Corporate Controller
     Deanna H. Petersen      (Principal Accounting Officer)

   /S/ Charles R. Allen               Director                 February 25, 1998
--------------------------
     Charles R. Allen

  /S/ Joseph F. Caligiuri             Director                 February 25, 1998
--------------------------
    Joseph F. Caligiuri

    /S/ Daniel J. Fink                Director                 February 25, 1998
--------------------------
      Daniel J. Fink

  /S/ Robert E. La Blanc              Director                 February 25, 1998
--------------------------
    Robert E. La Blanc

  /S/ Thomas G. Pownall               Director                 February 25, 1998
--------------------------
     Thomas G. Pownall

                               THE TITAN CORPORATION
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (in thousands of dollars)


                                        Balance                              Balance
                                          at                                    at
                                       beginning                               end
                                        of year    Additions   Deductions    of year
                                       ---------   ---------   ----------    -------

1997:
   Allowance for doubtful accounts      $ 204       $ 107       $  --        $ 311

1996:
   Allowance for doubtful accounts        281         ---          77          204

1995:
   Allowance for doubtful accounts        412         180         311          281