Form 10-Q
period 1998-03-31
TITAN CORP
filed 1998-05-15
CIK 32258

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 1998
                              ----------------------------------------------

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------     ------------------

                               ------------------------

                                                Commission file number  1-6035

                                 THE TITAN CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-2588754
-------------------------------------                  ------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

3033 SCIENCE PARK ROAD, SAN DIEGO, CALIFORNIA                  92121
------------------------------------------------       ------------------------
    (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)         (619) 552-9500
                                                       ------------------------

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
                                                   Yes   X   No
                                                        ---      ----

     The number of shares of registrant's common stock outstanding at May 8, 1998, was 24,126,319.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THE TITAN CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)



                                                    Three months ended
                                                          MARCH 31,
                                                    -------------------
                                                      1998       1997
                                                    -------     ------
Revenues.......................................... $ 43,979   $ 48,721
                                                   --------   --------
Costs and expenses:
  Cost of revenues................................   33,836     38,266
  Selling, general and administrative
    expense.......................................    5,044      5,884
  Research and development expense................    1,518      1,607
  Special acquisition related charges.............    1,460        ---
                                                   --------   --------
    Total costs and expenses......................   41,858     45,757
                                                   --------   --------
Operating profit..................................    2,121      2,964
Interest expense..................................   (1,353)    (1,331)
Interest income...................................      135        198
                                                   --------   --------
Income from continuing operations
  before income taxes.............................      903      1,831
Income tax provision..............................      316        641
                                                   --------   --------
Income from continuing operations.................      587      1,190
Loss from discontinued operation, net of taxes....      ---       (343)
                                                   --------   --------

Net income........................................      587        847
Dividend requirements on preferred stock..........      219        219
                                                   --------   --------
Net income applicable to common stock............. $    368    $   628
                                                   --------   --------
                                                   --------   --------
Basic earnings per share:
  Income from continuing operations............... $    .02    $   .04
  Loss from discontinued operation................      ---       (.01)
                                                   --------   --------
  Net income...................................... $    .02    $   .03
                                                   --------   --------
                                                   --------   --------
  Weighted average shares.........................   22,864     22,204
                                                   --------   --------
Diluted earnings per share:
  Income from continuing operations............... $    .02    $   .04
  Loss from discontinued operation................      ---       (.01)
                                                   --------   --------
  Net income...................................... $    .02    $   .03
                                                   --------   --------
                                                   --------   --------
  Weighted average shares.........................   23,533     22,302
                                                   --------   --------
                                                   --------   --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                               THE TITAN CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                    (in thousands, except shares and par values)

                                                    March 31,     December 31,
                                                      1998             1997
                                                    --------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  1,153        $ 10,612
  Investments.....................................       ---           4,499
  Accounts receivable - net.......................    71,028          58,108
  Inventories.....................................    19,086          15,980
  Net assets of discontinued operation............    12,394          11,512
  Prepaid expenses and other......................     2,408           2,160
  Deferred income taxes...........................     7,729           6,845
                                                    --------        --------
    Total current assets..........................   113,798         109,716

Property and equipment - net......................    23,292          23,936
Goodwill - net....................................    38,839          20,367
Other assets......................................     8,125           7,905
Net assets of discontinued operation..............       393           2,286
                                                    --------        --------
    Total assets                                    $184,447        $164,210
                                                    --------        --------
                                                    --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..................................  $ 19,900        $ 12,350
  Accounts payable................................    14,025          11,258
  Acquisition debt................................     3,000             ---
  Current portion of long-term debt...............     1,130           1,104
  Accrued compensation and benefits...............     7,616           8,899
  Other accrued liabilities.......................    11,369           7,277
                                                    --------        --------
    Total current liabilities.....................    57,040          40,888
                                                    --------        --------
Long-term debt....................................    36,996          37,310
Other non-current liabilities.....................    13,147           9,223

Series B cumulative convertible redeemable
  preferred stock, $3,000 liquidation preference,
  6% cumulative annual dividend, 500,000 shares
  issued and outstanding..........................     3,000           3,000

Stockholders' equity:
  Preferred stock: $1 par value, authorized
    2,500,000 shares:
    Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding.................................       695             695
    Series A junior participating, authorized
      250,000 shares: none issued..................      ---             ---
  Common stock: $.01 par value, authorized
    30,000,000 shares, issued and outstanding:
    23,839,256 and 23,804,809......................      238             238
  Capital in excess of par value...................   50,998          50,936
  Retained earnings................................   24,879          24,511
  Treasury stock (954,894 and 971,894 shares),
    at cost........................................   (2,546)         (2,591)
                                                    --------        --------
    Total stockholders' equity.....................   74,264          73,789
                                                    --------        --------
    Total liabilities and stockholders' equity .... $184,447        $164,210
                                                    --------        --------
                                                    --------        --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                               THE TITAN CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)

                                                       Three months ended
                                                            MARCH 31,
                                                      --------------------
                                                        1998        1997
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations..................  $   587      $ 1,190
Adjustments to reconcile income from continuing
  operations to net cash used for continuing
  operations:
    Depreciation and amortization..................    1,301        1,718
    Deferred income taxes and other................      386          321
    Pooling of interests...........................      ---        1,022
    Special acquisition related charges............   (1,460)         ---
    Changes in operating assets and liabilities,
      net of the effects of business acquired
      and business sold:
        Accounts receivable........................   (7,764)      (1,971)
        Inventories................................   (3,106)      (1,176)
        Prepaid expenses and other assets..........     (569)         199
        Accounts payable...........................    1,085        3,222
        Accrued compensation and benefits..........   (1,963)      (2,079)
        Restructuring activities...................      ---         (815)
        Other liabilities..........................    1,182       (2,803)
                                                     --------     -------
Net cash used for continuing operations............  (10,321)      (1,172)
                                                     --------     -------
Loss from discontinued operation...................      ---         (343)
Changes in net assets of discontinued operation....    1,011       (1,787)
                                                     --------     -------
Net cash provided by (used for) discontinued
   operation.......................................    1,011       (2,130)
                                                     --------     -------
Net cash used for operating activities.............   (9,310)      (3,302)
                                                     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................     (451)        (844)
Acquisition of business, net of cash acquired......  (11,679)         ---
Proceeds from sale of investments..................    4,499          405
Other..............................................      377          176
                                                     --------     -------
Net cash used for investing activities.............   (7,254)        (263)
                                                     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt..................................    7,550        6,963
Retirements of debt................................     (250)      (3,130)
Dividends paid.....................................     (219)        (219)
Proceeds from stock issuances.....................       136           32
Other.............................................      (112)         ---
                                                     --------     -------
Net cash provided by financing activities..........    7,105        3,646
                                                     --------     -------
Net increase (decrease) in cash and cash equivalents  (9,459)          81
Cash and cash equivalents at beginning of period...   10,612        4,751
                                                     --------      -------
Cash and cash equivalents at end of period.........  $ 1,153      $ 4,832
                                                     --------     -------
                                                     --------     -------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                                THE TITAN CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (in thousands, except per share data)

                                           CUMULATIVE                  CAPITAL
                                           CONVERTIBLE                IN EXCESS
                                            PREFERRED    COMMON        OF PAR      RETAINED    TREASURY
                                             STOCK        STOCK         VALUE      EARNINGS      STOCK         TOTAL
                                           ----------    ------       ---------    --------     --------      -------
THREE MONTHS ENDED MARCH 31, 1998

Balances at December 31, 1997               $  695      $   238      $ 50,936      $ 24,511    $ (2,591)      $ 73,789
   Exercise of stock options and other                                    136                        45            181
   Conversion of subordinated debentures                                   38                                       38
   Shares contributed to employee
      benefit plans                                                      (112)                                    (112)
   Dividends on preferred stock -
    Cumulative convertible, $.25 per share                                             (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                           587                        587
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1998                  $  695      $   238      $ 50,998      $ 24,879    $ (2,546)       $74,264
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------

THREE MONTHS ENDED MARCH 31, 1997

Balances at December 31, 1996               $  695      $   232      $ 49,073      $ 27,420    $ (2,960)       $74,460
   Pooling of interests                                                  (545)          323         545            323
   Exercise of stock options                                              142                      (545)          (403)
   Shares contributed to employee
      benefit plans                                                                                 166            166
   Dividends on preferred stock -
      Cumulative convertible, $.25 per share                                           (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                           847                        847
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1997                  $  695      $   232      $ 48,670      $ 28,371    $ (2,794)       $75,174
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------

                   The accompanying notes are an integral part of these consolidated financial statements.


                               THE TITAN CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998

                (Dollar amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1997 and DBA Systems, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1997. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. The prior year financial statements have been restated to reflect a merger in 1998 (see Note
2) and the discontinuance of an operation in 1997 (see Note 3). Additionally, certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

NEW ACCOUNTING STANDARDS. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The adoption of the accounting and disclosure provisions of SFAS 130 has had no material impact on the Company's financial statements and results of operations, as comprehensive income is the same as net income for all periods presented herein.

In March 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises and standardizes employers' disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. This Statement further requires restatement of disclosures for earlier periods provided for comparative purposes. The adoption of the disclosure provisions of SFAS 132 has had no material impact on the Company's financial statements or related disclosures thereto.

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This Statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company believes that the adoption of the accounting and disclosure provisions of SOP 98-1 will not have a material impact on the Company's financial statements, results of operations or related disclosures thereto.

In April 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company has not yet determined what impact, if any, the adoption of the accounting and disclosure provisions of SOP 98-5 will have on the Company's financial statements, results of operations or related disclosures thereto.

Note (2)  MERGERS AND ACQUISITION

On February 27, 1998, the Company consummated a merger with DBA Systems, Inc. ("DBA"), a Florida Corporation, in a stock-for-stock transaction. DBA is a developer and manufacturer of digital imaging products, electro-optical systems and threat simulation/training systems. DBA's products and systems are primarily used by the defense and intelligence communities; accordingly, it is included in Titan's Information Technologies segment. Titan issued approximately 6,100,000 shares of common stock for all the outstanding shares of DBA stock based on an exchange ratio of approximately 1.37 shares of Titan common stock for each share of DBA stock. The special charges of $1,460 in the quarter ended March 31, 1998 represent the costs and expenses related to this merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

Effective January 1, 1998, DBA's June 30 fiscal year-end has been changed to coincide with the Company's year-end. The 1997 financial statements presented have been restated to include the combined results of operations, financial position and cash flows of DBA as if the merger had occurred at the beginning of the periods presented.

For fiscal 1997, the combined results reflect the results of operations, cash flows and changes in stockholders' equity for the Company's three months ended March 31, 1997 combined with DBA's corresponding activity for the three months ended December 31, 1996. The balance sheet as of December 31, 1997, reflects both Titan's and DBA's financial condition as of December 31, 1997.

The combining periods are as follows:


                                      Fiscal Year 1996
                         -------------------------------------------
Titan                      Fiscal year ended December 1996
DBA                        Fiscal year ended June 1996


                                Fiscal 1997 Quarterly Periods
                         -------------------------------------------
                            Q1 '97     Q2 '97    Q3 '97     Q4 '97
                            ------     ------    ------     ------
Titan                       March 97   June 97   Sept. 97   Dec. 97
DBA                         Dec. 96    March 97  June 97    Sept. 97


A pooling of interests adjustment has been made in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the quarter ended March 31, 1997 to reflect the activity for DBA in the quarter ended September 30, 1996, as reported in DBA's Form 10-Q for the fiscal quarter ended September 30, 1996.

The separate and combined results of Titan and DBA are as follows:


                                          Three months ended
                                            March 31, 1997
                                          ------------------
                    Revenues:
                      Titan                    $  43,290
                      DBA                          5,431
                                                  ------
                       Combined                $  48,721
                                                  ------
                                                  ------

                    Net income
                      Titan                    $     475
                      DBA                            372
                                                  ------
                       Combined                $     847
                                                  ------
                                                  ------



On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), a California corporation, for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million, due and payable March 31, 1999, and bearing interest at the prime rate. The transaction has been accounted for as a purchase; accordingly, the consolidated balance sheet includes Validity as of March 31, 1998. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $18.7 million as of March 31, 1998, including $5,156 of accounts receivable and accrued liabilities, current and non-current, of $4,063 and $3,000, respectively. Validity's results of operations will be consolidated with the Company's results of operations beginning April 1, 1998.

On February 26, 1998, Titan entered into a definitive merger agreement with Horizons Technology, Inc. ("Horizons"), a Delaware corporation, whereby, if approved by the shareholders of Horizons, Horizons will become a wholly-owned subsidiary of Titan Technologies and Information Systems Corporation, a wholly-owned subsidiary of Titan, in a stock-for-stock transaction.

Note (3)  DISCONTINUED OPERATION

In April 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year. Management has identified several potential strategic investors with whom it is presently involved in negotiations for the sale of all or part of the business and/or technology of the broadband communications business.

Concurrently, Titan continues to search for other potential investors. Management does not anticipate that the ultimate disposition of broadband will result in a material gain or loss. During the quarter ended March 31, 1998, the Company received approximately $2,400 as settlement of certain contingencies related to the broadband patents and intangibles as well as initial payments related to the licensing of the technology. These proceeds were applied to net current assets of discontinued operation.

Revenues for the broadband communications business were $0 and $524 for the three months ended March 31, 1998 and 1997, respectively. Included in the loss from discontinued operation is a tax benefit of $177 for the three months ended March 31, 1997. The Company deferred losses from the discontinued operation of $9,721 in fiscal year 1997 and $3,290 in the three months ended March 31, 1998, which primarily represented amortization costs of intangible assets, and to a lesser extent, certain wind-down costs of the business. Included in the deferred losses is interest of $100 in the three months ended March 31, 1998, allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of the discontinued operation consist primarily of accounts receivable, inventory, and cumulative deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist primarily of property and equipment.

NOTE (4)  DEBT

In March 1998, the Company's line of credit agreement was amended to increase the available credit to $30,000 and extend the maturity date to June 30, 1999. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. The agreement, as amended, contains certain financial covenants, including, but not limited to, provisions prohibiting consecutive quarterly losses, and provisions requiring the Company to have annual net income, as defined, and maintain stipulated levels of net worth, and minimum fixed charge coverage and quick ratios. At March 31, 1998, borrowings outstanding under the line of credit were $19,900, at a weighted average interest rate of 8.38%. The Company also had commitments under letters of credit under this agreement of $1,183, which reduced availability under the line of credit to $8,917. At March 31, 1998, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5)  OTHER FINANCIAL DATA

                                    March 31,       December 31,
                                      1998             1997
                                    ---------       ------------
Inventories:
   Materials                        $  5,123         $  2,285
   Work-in-process                    13,130           11,668
   Finished goods                        833            2,027
                                    --------         --------
                                    $ 19,086         $ 15,980
                                    --------         --------
                                    --------         --------

Supplemental disclosure of cash payments is as follows:

                                        Three months ended
                                             MARCH 31,
                                        -------------------
                                         1998        1997
                                        ------      ------
   Interest                             $ 383       $ 356
   Income taxes                           666         463

During the three month period ended March 31, 1997, the Company utilized treasury stock of $711 for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months ended March 31, 1998 and 1997:

                                            Three months ended
                                                  MARCH 31,
                                            ------------------
                                             1998        1997
                                            -------      ------
Revenues:
   Information Technologies                $25,488     $29,352
   Communications Systems                   11,898      11,025
   Software Systems                          3,491       4,039
   Medical Sterilization and
     Food Pasteurization                     1,947       1,145
   Emerging Technologies and Businesses      1,155       3,160
                                           -------     -------
                                           $43,979     $48,721
                                           -------     -------
                                           -------     -------
Operating Profit (Loss):
   Information Technologies                $ 2,368     $ 2,692
   Communications Systems                      796         131
   Software Systems                            648         775
   Medical Sterilization and
     Food Pasteurization                       208         (26)
   Emerging Technologies and Businesses       (431)        306
                                           -------     -------
Segment operating profit before
   Corporate                                 3,589       3,878
Corporate                                   (1,468)       (914)
                                           -------     -------
                                           $ 2,121      $2,964
                                           -------     -------
                                           -------     -------

The operating profit of the Information Technologies segment in 1998 reflects $1,460 of special charges primarily representing costs and expenses of the merger with DBA (see Note 2).

The following data summarize information relating to the per share computations:


                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                           -----------------------------------------
                                              Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amounts
                                             ---------     -----------    -------

Income from continuing operations             $  587
Less preferred stock dividends                  (219)
                                               -----
Basic EPS:
Income from continuing operations                 --
  available to common stockholders               368          22,864       $  .02

Effect of dilutive securities:
Stock options                                     --             625         (.00)
Warrants                                          --              44         (.00)
                                               -----          ------       ------

Diluted EPS:
Income from continuing operations
  available to common stockholders
  plus assumed conversions                    $  368          23,533      $   .02
                                               -----          ------       ------
                                               -----          ------       ------





                                            FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                            -----------------------------------------
                                               Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amounts
                                             ---------     -----------    -------
Income from continuing operations             $1,190
Less preferred stock dividends                  (219)
                                               -----
Basic EPS:
Income from continuing operations
  available to common stockholders               971          22,204       $  .04

Effect of dilutive securities:
Stock options                                     --              98         (.00)
                                               -----          ------       ------

Diluted EPS:
Income from continuing operations
  available to common stockholders
  plus assumed conversions                    $  971          22,302      $   .04
                                               -----          ------       ------
                                               -----          ------       ------

In 1998 and 1997, respectively, options to purchase 322,167 and 1,313,663 shares of common stock at prices ranging from $6.32 to $9.50 and $3.50 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. In 1998 and 1997, 9,391,000 and 9,857,000 shares, respectively, of common stock that could result from the conversion of the Company's convertible subordinated debentures were not included in the computation of diluted EPS, as the effect would have been anti-dilutive. In both 1998 and 1997, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

In 1997, 333,333 common shares that could result from the conversion of Series B Cumulative Convertible Redeemable Preferred Stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive. The conversion privilege expired in November 1997. Also anti-dilutive in 1997 were warrants outstanding for 100,000 common shares.

                               THE TITAN CORPORATION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                FINANCIAL CONDITION

                           (Dollar amounts in thousands,
                               except per share data)


RESULTS OF OPERATIONS

Consolidated results:

Revenues for the first quarter of 1998 decreased approximately 10% from $48,721 in the first quarter of 1997. Decreased revenues in the Information Technologies (which includes DBA's operating results for all periods) and Software Systems segments were offset partially by increases in the Communications Systems and Medical Sterilization and Food Pasteurization segments. The Company reported net income of $587 for the first quarter of 1998 compared to $847 for the first quarter of 1997. Included in the first quarter of 1997 is a loss from discontinued operations of $343, and included in the first quarter of 1998 is a special pre-tax charge for merger related expenses of $1,460. Income from continuing operations in the first quarter of 1998 was $587, compared to $1,190 in the first quarter of 1997. This difference was primarily due to the impact of increased margins in the Information Technologies, Communications Systems and the Medical Sterilization and Food Pasteurization segments.

Selling, general and administrative expense ("SG&A")decreased $840 or 14.3% in the first quarter of 1998 compared to the same period in 1997. As a percent of revenue, SG&A decreased from 12.1% in the first quarter of 1997 to 11.5% in the first quarter of 1998. SG&A decreased as a percentage of revenues, as well as in absolute dollars, primarily as a result of the Company's ongoing efforts to consolidate and streamline its administrative functions. Research and development costs ("R&D") decreased slightly from $1,607 in the first quarter of 1997 to $1,518 in the first quarter of 1998, primarily as a result of the near completion of certain certification efforts in the Communications Systems segment in the first quarter of 1998.

Special charges for merger related expenses of $1,460 were recorded in the first quarter of 1998 relating to the Company's merger with DBA. These costs relate to direct transaction costs, consisting primarily of investment banking and other professional fees.

Net interest expense increased from $1,133 in the first quarter of 1997 to $1,218 in 1998, primarily from increased borrowings on the Company's line of credit.

The income tax provision reflects a 35% effective rate in the first quarter of 1997 and the first quarter of 1998. This effective rate approximates the expected combined federal and state statutory rates, less expected credits, primarily related to R&D activities.

Business Segments:

Revenues in the Information Technologies segment decreased $3,864 from $29,352 in the first quarter of 1997 compared to $25,488 in the first quarter of 1998. This decrease was primarily due to the redeployment of Department of Defense ("DoD") funding appropriations, which impacted certain work the Company performs for the U.S. Navy. Operating income decreased from $2,692 in the first quarter of 1997 compared to $2,368 in the first quarter of 1998. This change was primarily due to the impact of the special charges of $1,460 related to merger transactions, offset by improved margins on completed contracts, and, to a lesser degree, the impact of cost reduction efforts initiated by the Company in mid-1997.

Revenues in the Communications Systems segment increased $873 quarter to quarter, from $11,025 to $11,898, due primarily to shipments made on the Company's ongoing Mini-DAMA production contract and revenues related to the Company's Multi Media Asia (M2A) project. Operating income increased $665, from $131 in the first quarter of 1997 to $796 in the first quarter of 1998, primarily reflecting the impact of the increased revenues, as well as the winding down from 1997 to 1998 of significant development and certification efforts.

The commercial satellite communications business accounted for approximately $4,180 of the Communications Systems segment revenues generated in the first quarter of 1998. The commercial satellite communications business provides Xpress Connection terminals to PT. Pasifik Satelit Nusantara ("PSN") as well as the ground segment for the M2A system. The ongoing economic and political turmoil in Asia could result in a material and adverse impact on this segment's revenues for the remainder of 1998.

Software Systems segment revenues declined $548, from $4,039 in the first quarter of 1997 to $3,491 in the first quarter of 1998, primarily due to the impact of a reduction in revenues from a significant customer as well as a delay in the timing of work to be performed on certain projects. Operating income decreased from $775 in the first quarter of 1997 to $648 in the first quarter of 1998, primarily resulting from the decline in revenues.

Revenues in the Medical Sterilization and Food Pasteurization segment increased $802, from $1,145 in the first quarter of 1997 compared to $1,947 in the same quarter for 1998. This increase primarily relates to work performed on the Company's two contracts awarded in late 1997 to provide in-house SureBeam sterilization systems. Operating income increased $234, from an operating loss of $26 in the first quarter of 1997 compared to operating income of $208 in the first quarter of 1998. The improvement in operating performance is a result of the growth in revenues.

In the Emerging Technologies and Businesses segment, for the first quarter of 1997 compared to the first quarter of 1998, revenues and operating performance declined from $3,160 to $1,155 and from operating income of $306 to an operating loss of $431, respectively. This decline was primarily related to the wind down of the Company's environmental consulting business during the first quarter of 1998 and reduced margins related to wind-down costs incurred on certain of the Company's contracts to build linear electron accelerators.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, Titan used $10,321 for operating requirements. Significant cash uses included an increase in accounts receivable balances of $7,764 and an increase in inventories of $3,106, both increases primarily related to government satellite communications and commercial rural telephony products, and the funding requirements for accrued compensation obligations of $1,963.

Approximately $3,200 and $2,200 of the increases in receivables and inventory, respectively, is related to the commercial satellite communications business. Titan's aggregate investment in the commercial satellite communications business is reflected in the balance sheet primarily within the captions of Accounts Receivable, Inventories, and Property and Equipment and aggregates approximately $16,088 at March 31, 1998. The Company has negotiated a payment plan with its customer PSN for settlement of all amounts due from PSN as of March 31, 1998, whereby PSN will make monthly installments over the next 15 months, with a balloon payment at the end of the term. In the event that PSN obtains financing from additional sources, the payment terms will be renegotiated at that time. The Company is continually assessing the impact of the recent events in Asia, including the currency devaluation in Indonesia, Malaysia, Taiwan and the Philippines, on its Communications Systems segment, and presently does not believe that there has been any significant impairment in its aggregate investment, as mentioned above, or in the segment's business.

Cash of $11,679, net of cash acquired, was used for the Company's acquisition of Validity Corporation. Cash was provided primarily by the Company's line of credit ($7,550) and by the sale of investments ($4,499). In March 1998, the Company's line of credit agreement was amended to increase the available credit to $30,000 and extend the maturity date to June 30, 1999. The Company has the option to borrow at a bank prime rate or at LIBOR plus 2%. At March 31, 1998, borrowings outstanding under the line of credit were $19,900, at a weighted average interest rate of 8.38%. The Company also had commitments under letters of credit under this agreement of $1,183, which reduced availability under the line of credit to $8,917. At March 31, 1998, the Company was in compliance with all financial covenants under its various debt agreements.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                               THE TITAN CORPORATION


                            PART II - OTHER INFORMATION


ITEM 4. (a),(b)and(c)  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At a special meeting of stockholders held on February 27, 1998, a proposal to
(i) approve and adopt an Agreement and Plan of Merger and Reorganization, dated January 5, 1998, among Titan, Eagle Acquisition Sub, Inc., ("Titan Sub") a newly formed, wholly-owned Florida subsidiary of Titan, and DBA Systems, Inc., a Florida corporation ("DBA"), and (ii) approve the merger of Titan Sub with and into DBA and the issuance by Titan of shares of Titan Common Stock in connection therewith; pursuant to which, among other things, Titan Sub would cease to exist and DBA would survive as a wholly-owned subsidiary of Titan, was submitted and approved by shareholders voting as follows:

Affirmative Votes       10,045,384
Negative Votes              97,528
Abstaining                  55,581

At the Annual Meeting of Stockholders held on May 14, 1998, the following matters were submitted and approved by shareholders:

1. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                          AFFIRMATIVE      NEGATIVE/ABSTAINING
Charles R. Allen          20,902,274              89,102
Joseph F. Caliguiri       20,902,190              89,186
Daniel J. Fink            20,902,190              89,186
Robert E. La Blanc        20,902,223              89,153
Thomas G. Pownall         20,885,356             106,020
Gene W. Ray               20,915,158              76,218
J.S. Webb                 20,879,376             112,000

2.   Ratification of Selection of Arthur Andersen LLP as the Company's Auditors.

     Affirmative Votes         20,879,215
     Negative Votes                37,380
     Abstaining                    74,780

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
         (a)(10) Amendment to Agreement Re release of Certain
                 Titan Information Systems Corporation Collateral dated February 25, 1998, by and among the Registrant, Imperial Bank and Sumitomo Bank of California.
          (10.1) Third amendment to the Amended and Restated
                 Commercial Loan Agreement, dated as of March
                 27, 1998, by and between the Registrant and Sumitomo Bank of California and Imperial Bank.
          (27.1) Financial Data Schedule for the three months ended
                 March 31, 1998.
          (27.2) Restated Financial Data Schedule for the years ended December 31, 1997 and 1996, and for the three month, six month and nine month periods ended March 31, 1997, June 30, 1997 and
                 September 30, 1997, respectively.
          (27.3) Restated Financial Data Schedule for the year ended December 31, 1995, and for the three month, six month and nine month periods ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

         (b) None

                               THE TITAN CORPORATION


                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 1998

                                THE TITAN CORPORATION




                                /S/ ERIC M. DEMARCO
                                ----------------------------
                                By: Eric M. DeMarco
                                    Senior Vice President,
                                    Chief Financial Officer

                                /S/ DEANNA H. PETERSEN
                                ----------------------------
                                By: Deanna H. Petersen
                                    Corporate Controller
                                   (Principal Accounting Officer)