Form 10-Q/A
period 1998-03-31
TITAN CORP
filed 1998-06-05
CIK 32258

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q/A


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

                               THE TITAN CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                    (in thousands, except shares and par values)

                                                    March 31,     December 31,
                                                      1998             1997
                                                    --------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  1,153        $ 10,612
  Investments.....................................       ---           4,499
  Accounts receivable - net.......................    71,532          58,612
  Inventories.....................................    18,586          15,480
  Net assets of discontinued operation............    12,394          11,512
  Prepaid expenses and other......................     2,408           2,160
  Deferred income taxes...........................     8,834           7,950
                                                    --------        --------
    Total current assets..........................   114,907         110,825

Property and equipment - net......................    23,788          24,432
Goodwill - net....................................    38,839          20,367
Other assets......................................     8,125           7,905
Net assets of discontinued operation..............       393           2,286
                                                    --------        --------
    Total assets                                    $186,052        $165,815
                                                    --------        --------
                                                    --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..................................  $ 19,900        $ 12,350
  Accounts payable................................    14,025          11,258
  Acquisition debt................................     3,000             ---
  Current portion of long-term debt...............     1,130           1,104
  Accrued compensation and benefits...............     7,616           8,899
  Other accrued liabilities.......................    11,519           7,427
                                                    --------        --------
    Total current liabilities.....................    57,190          41,038
                                                    --------        --------
Long-term debt....................................    36,996          37,310
Other non-current liabilities.....................    14,497          10,573

Series B cumulative convertible redeemable
  preferred stock, $3,000 liquidation preference,
  6% cumulative annual dividend, 500,000 shares
  issued and outstanding..........................     3,000           3,000

Stockholders' equity:
  Preferred stock: $1 par value, authorized
    2,500,000 shares:
    Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding.................................       695             695
    Series A junior participating, authorized
      250,000 shares: none issued..................      ---             ---
  Common stock: $.01 par value, authorized
    45,000,000 shares, issued and outstanding:
    23,839,256 and 23,804,809......................      238             238
  Capital in excess of par value...................   50,998          50,936
  Retained earnings................................   24,984          24,616
  Treasury stock (954,894 and 971,894 shares),
    at cost........................................   (2,546)         (2,591)
                                                    --------        --------
    Total stockholders' equity.....................   74,369          73,894
                                                    --------        --------
    Total liabilities and stockholders' equity .... $186,052        $165,815
                                                    --------        --------
                                                    --------        --------

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

                                THE TITAN CORPORATION


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (in thousands, except per share data)

                                           CUMULATIVE                  CAPITAL
                                           CONVERTIBLE                IN EXCESS
                                            PREFERRED    COMMON        OF PAR      RETAINED    TREASURY
                                             STOCK        STOCK         VALUE      EARNINGS      STOCK         TOTAL
                                           ----------    ------       ---------    --------     --------      -------
THREE MONTHS ENDED MARCH 31, 1998

Balances at December 31, 1997               $  695      $   238      $ 50,936      $ 24,616    $ (2,591)      $ 73,894
   Exercise of stock options and other                                    136                        45            181
   Conversion of subordinated debentures                                   38                                       38
   Shares contributed to employee
      benefit plans                                                      (112)                                    (112)
   Dividends on preferred stock -
    Cumulative convertible, $.25 per share                                             (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                           587                        587
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1998                  $  695      $   238      $ 50,998      $ 24,984    $ (2,546)       $74,369
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------

THREE MONTHS ENDED MARCH 31, 1997

Balances at December 31, 1996               $  695      $   232      $ 49,073      $ 27,420    $ (2,960)       $74,460
   Pooling of interests                                                  (545)          323         545            323
   Exercise of stock options                                              142                      (545)          (403)
   Shares contributed to employee
      benefit plans                                                                                 166            166
   Dividends on preferred stock -
      Cumulative convertible, $.25 per share                                           (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                           847                        847
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1997                  $  695      $   232      $ 48,670      $ 28,371    $ (2,794)       $75,174
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------

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

NEW ACCOUNTING STANDARDS. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. The adoption of the accounting and disclosure provisions of SFAS 130 has had no material impact on the Company's financial statements and results of operations, as comprehensive income is the same as net income for all periods presented herein.

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

In connection with its acquisition of DBA, Titan acquired land and a building which are included in other non-current assets. DBA recorded a $2.0 million charge in its quarter ended September 30, 1997 to recognize an impairment in the value of this asset. Management believes that the carrying value of this asset, as reflected in the accompanying financial statements for the quarter ended March 31, 1998, is stated at an amount that is fully recoverable.

DBA also recorded a $3.0 million special charge in the quarter ended September 30, 1997 in recognition of certain environmental matters including, but not limited to, soil contamination and potential asbestos and lead based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed.

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

Also, concurrent with this acquisition, DBA recorded certain special charges, in addition to those noted above, aggregating to $3.5 million, relating to the write down of certain assets to estimated net realizable value in the quarter ended December 31, 1997, and Titan recorded a charge of $2.4 million to conform DBA's financial statements to Titan's accounting policies.

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

NOTE (5)  OTHER FINANCIAL DATA

                                    March 31,       December 31,
                                      1998             1997
                                    ---------       ------------
Inventories:
   Materials                        $  5,123         $  2,285
   Work-in-process                    13,130           11,668
   Finished goods                        333            1,527
                                    --------         --------
                                    $ 18,586         $ 15,480
                                    --------         --------
                                    --------         --------

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

Concurrent with Titan's acquisition of DBA, DBA recorded a $3.0 million special charge in the quarter ended September 30, 1997 in recognition of certain environmental matters including, but not limited to soil contamination and potential asbestos and lead based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed.

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


Dated:  June 5, 1998

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