Form 10-K/A
period 1997-12-31
TITAN CORP
filed 1998-06-11
CIK 32258

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A


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

           Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 1998: $97,615,020

     Number of shares of Common Stock outstanding at February 12, 1998:
16,737,679

                          DOCUMENT INCORPORATED BY REFERENCE


     Proxy Statement for the 1998 Annual Meeting of Stockholders on May 14, 1998. (The Company filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A.) With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 1998 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Part III.

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


As of December 31, 1997, Titan Purification had a total of 28 employees.


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


IPIVOT, INC. IPivot, Inc. ("IPivot") is a minority-owned company of Titan that develops software to enable internet and intranet providers to reduce server blockage and scale to high-end complex environments in a cost-effective manner. IPivot products are still in the development stage.



TOMOTHERAPEUTICS, INC. TomoTherapeutics, Inc. is a majority-owned company of Titan that is developing an x-ray needle system designed to rapidly generate x-rays at a local level in the treatment of tumors and other abnormal tissues. This system is still in the development stage.


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


If the Company is unable to implement its spin-out strategy, the Company will need to complete additional equity or debt financings to fund the continued operations and expansion of its subsidiaries and potential acquisitions of new technologies. There can be no assurance that any such financing will be available on acceptable terms or at all, or that such financings will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. Successful spin-outs will initially result in dilution, and will also result in a wider stockholder base at the subsidiary level, which could adversely impact the ability of Titan's stockholders to influence events at the subsidiary level.



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



ACQUISITION OF DBA; RISKS ASSOCIATED WITH ACQUISITION STRATEGY. As part of Titan's strategy, Titan intends to continue to acquire complementary businesses or technologies that could expand its existing core businesses or constitute new business. Titan's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, corporate culture, contingent or other liabilities and potential profitability of acquisition candidates. Titan's proposed acquisition of DBA is an example of Titan's acquisition strategy. There can be no assurance that acquisition opportunities will continue to be available, that Titan will correctly assess all of these aspects of potential acquisition candidates, that Titan will have access to the capital required to finance potential acquisitions or that Titan will continue to acquire businesses or technologies. In particular, there can be no assurance that Titan correctly assessed the business of DBA, or that the proposed acquisition by Titan of DBA will prove beneficial to Titan and its stockholders.

Titan's acquisition strategy also involves the potential risks inherent in integrating the operations of acquired businesses and technologies. The integration of these acquired businesses may require substantial management resources and divert management attention from the day-to-day business of the remainder of the Company. Although the Company intends to seek to reduce the expenses of the combined business operations through consolidation of facilities and other expense reductions, there can be no assurance that the Company will be able to reduce expenses. There can be no assurance that the Company will be successful in integrating the operations of any business or technology the Company may acquire or that any acquired business will ultimately prove to be profitable for Titan or its stockholders.


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


RAPID INDUSTRY CHANGE; TECHNOLOGICAL OBSOLESCENCE. The industries in which the Company competes are characterized by rapid and continuous technological change. Future technological changes in these industries or the availability of new products could render the Company's products noncompetitive or obsolete. The Company's success will depend in part upon the success of new product introductions by the Company, which will be dependent upon several factors, including timely completion and introduction of new product designs, achievement of competitive product costs, establishment of close working relationships with major customers and market acceptance of new products. There can be no assurance that the Company will be successful in developing and introducing new products that meet changing customer needs or respond to technological changes or evolving industry standards in a timely manner, or at all, or that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. The Company may experience delays from time to time in completing the development and introduction of new products. There can be no assurance that defects will not be found in the Company's products after commencement of deliveries, which could result in the loss of or delay in market acceptance. Any failure by the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technologies or products that render the Company's products noncompetitive or obsolete, could have a material adverse effect on the Company's business, financial condition and results of operations and could adversely affect the market value of Titan's capital stock.



ABILITY TO COMMERCIALIZE NEW TECHNOLOGIES. Since 1991, the Company has sought to leverage the technologies developed as part of its defense business into new business opportunities. Accordingly, many of the Company's existing businesses, such as medical product sterilization and food pasteurization, and new businesses the Company is continuing to develop are at an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to secure the funding required to operate and expand these businesses, to develop and maintain marketing, sales and support capabilities, to secure appropriate third-party manufacturing arrangements, to respond to the rapid technological advances inherent in the markets for these new technologies and, ultimately, to design and manufacture products or provide services acceptable to buyers in its target markets. Certain of the Company's new products, including products for which the Company has contracts for delivery, are still in the testing stage. There can be no assurance that such tests will be completed satisfactorily or that the Company will be able to satisfy all of the requirements for delivery of and payment for these products. In addition, many of the opportunities in the communications and sterilization businesses involve projects with lengthy sales cycles. The Company's efforts to address these risks have required, and will continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks or in commercializing these new technologies. An inability to commercialize new technologies could adversely affect the market value of the Company's Common Stock.



MARKET ACCEPTANCE OF NEW TECHNOLOGIES. Some of the Company's businesses are attempting to commercialize new products or are attempting to develop new markets for existing products, such as food pasteurization with the Company's E-Beam sterilization process. Because these markets are relatively new, it is difficult to predict whether these markets will develop or, if they develop, the rate at which these markets will grow, if at all. If the markets for the Company's new products or new markets for the Company's existing products fail to develop, or develop more slowly than anticipated, this may cast doubt on the Company's ability to implement its overall business strategy and materially adversely affect the Company's business, financial condition and results of operations and share value.



RISKS OF INTERNATIONAL OPERATIONS; RISKS OF DOING BUSINESS IN DEVELOPING COUNTRIES. Titan, through its Communications Systems segment, conducts substantial business in foreign countries, particularly in the Pacific Rim.
No other segment of Titan's business engages in a significant amount of business in the Pacific Rim. Titan generally denominates its foreign contracts in U.S. dollars. As a result, the recent decline in the value of certain foreign currencies relative to the U.S. dollar may result in consumers in those countries having less buying power in general and could make certain of Titan's communications products less affordable and thus reduce the demand for such products. This risk is particularly sensitive, given the recent currency devaluations in Indonesia, Malaysia, Taiwan and the Philippines, countries in which Titan currently sells or intends to sell its communications products. Furthermore, a precipitous decline in such foreign currency values could result in certain of the Company's customers and local subcontractors and partners refusing to perform their obligations under contracts with the Company, the cancellation of projects from which the Company expects to receive significant revenues, defaulting on accounts receivable, and the loss of any investments by the Company to build infrastructure or develop business in these countries. Accordingly, there can be no assurance that a decline in the value of any one foreign currency relative to the U.S. dollar will not have a material adverse effect on the Company's business, financial condition and results of operations.
Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Moreover, the risks of engaging in business in Pacific Rim countries, and in particular Indonesia, have recently increased due to instability in their governments. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owing to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on Titan's business, financial condition and results of operations. Further, public awareness of the risks associated with international operations may increase the volatility of the market price of Titan capital stock. This potential of volatility has been evidenced recently by stock market fluctuations attributed to recent developments in Asia.



COMPETITION. The industries and markets in which the Company operates are highly competitive, and the Company expects that competition will increase in these markets. The Company's ability to compete in its markets depends to a large extent on its ability to provide technologically advanced products and services with shorter lead times and at lower prices than its competitors. All of the Company's core businesses compete with numerous other companies, including large domestic and international companies. Many of these companies have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than the Company. In addition, many of these competitors have more experience in certain of the Company's targeted markets. As a result, these competitors may be able to develop and expand their product lines more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than the Company. In addition, current and potential competitors in the Company's targeted markets have established or may establish cooperative relationships among themselves or with third parties to improve the performance, quality or functionality or to reduce the price of their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. Competition Pressures could also suppress the market price of Titan capital stock.



RELIANCE ON STRATEGIC RELATIONSHIPS. The Company is and will continue to be dependent on certain strategic partners for the development and expansion of its core businesses. For instance, Titan's subsidiary Linkabit Wireless has a strategic arrangement with its customer PT. Pasifik Satelit Nusantra ("PSN"). Pursuant to this relationship, Linkabit Wireless and PSN market certain Linkabit Wireless products in countries already covered by PSN's satellites, which efforts are geared toward increasing use of both companies' products. See "Business-Communications Systems Segment."



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


DEPENDENCE UPON SUPPLIERS; SOLE AND LIMITED SOURCES OF SUPPLY. The Company's internal manufacturing capacity is limited. Therefore, the Company utilizes contract manufacturers to produce several of its products or components thereof. Certain components and services necessary for the manufacture of certain of the Company's products are obtained from a sole supplier or a limited group of suppliers in connection with specific contracts and the Company does not carry significant inventories or have long-term or exclusive supply contracts with these suppliers. The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components or products, and reduced control over the price, delivery, reliability and quality of finished products. If the Company were to change certain of its suppliers or qualify additional suppliers for such components or products, the Company could be required to negotiate acceptable arrangements with the new suppliers, complete any required technology transfers or perform additional testing procedures on the components or products manufactured by such new suppliers, which could prevent or delay product shipments. Additionally, prices could increase significantly in connection with changes of suppliers or if the Company is required to manufacture such components or products internally. Any inability to obtain timely deliveries of components or products or deliveries of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, could delay the timely delivery of or raise issues regarding the quality of such products, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations and consequently, on the market value of Titan's capital stock.


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


RISK OF BUDGET OVERRUNS IN FIXED PRICE CONTRACTS. Much of the Company's revenues were derived from fixed-price contracts in 1997. The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. Profitability of fixed-price contracts is subject to inherent uncertainties due to fluctuations in the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including unexpected problems encountered in engineering, design and/or testing. Since the Company's businesses in certain of its subsidiaries may at times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on such subsidiary's business, financial condition and results of operations. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's overall or consolidated profit or cause a loss. Although management believes that it adequately estimates costs for fixed-price contracts, no assurance can be given that such estimates are adequate or that losses on fixed-price contracts will not occur in the future. In the event significant unexpected losses are recognized, the market price of Titan capital stock may be adversely affected.


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


VOLATILITY OF STOCK PRICE. The Company believes that factors such as developments related to the Company's business, technological innovations, new products or product enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors and suppliers, fluctuations in results of operations, significant economic, social and political changes in foreign countries where any of the Company's subsidiaries do business, changes in analysts' estimates, regulatory developments, and general conditions in the Company's market or the markets served by the Company's customers or the economy, and other factors described in these Risk Factors, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market price of the stock of technology companies in particular, have been subject to significant fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. Furthermore, since the Company intends to pursue its strategy of spinning out certain of its subsidiaries, the market price of the Company's Common Stock may be significantly affected by trading of the shares of the Company's subsidiaries in the public markets. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.


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


In 1997, Linkabit Wireless successfully completed its initial contract with PT. Pasifik Satelit Nusantara (PSN) to deliver 2,000 rural telephony terminals, was awarded a $27 million purchase agreement for delivery of an additional 10,000 Xpress Connection terminals to PSN, and was awarded a subcontract from Alcatel Telspace ("Alcatel") to participate in a consortium formed to supply the ground segment for the Multi Media Asia Satellite Telecommunications System. The Company is continually assessing the impact of the recent events in Asia, including the currency devaluation in Indonesia, Malaysia, Taiwan and the Philippines on its Communications Systems Segment. The Company believes that recent events in Asia will not have a material impact on other segments of the Company's business because the Company does not engage in a significant amount of business in the Pacific Rim in any segment other than its Communications Systems Segment. Linkabit Wireless also received an $8.2 million production option to its ongoing Navy contract for Mini-DAMA UHF satellite communications terminals and, in December 1997, achieved U.S. Navy certification for its Mini-DAMA products. Through Linkabit Wireless, Titan's Communications Systems segment also expanded the number of its strategic relationships, and the breadth of such relationships, which now include Motorola, Alcatel and PSN.


Titan's Software Systems segment continued to diversify its customer base and significantly improved its operating performance in 1997. Software Systems is a systems integrator that provides system integration services and solutions for commercial and non-defense government clients with distributed computing environments. The services provided in this business include systems integration, business process re-engineering, data warehousing and database administration, client/server application development, Year 2000 solutions, and intranet/internet infrastructure design and development.

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


Early in 1997, the Company announced its decision to divest its broadband communications business in order to focus on businesses that are better aligned with the Company's available resources and offer a greater opportunity to add stockholder value. At that time the Company took actions to significantly reduce the broadband communications business operating costs. Revenues for the broadband communications business were $551, $2,238 and $2,432 in 1997, 1996 and 1995, respectively. Included in the loss from discontinued operation is a tax benefit of $177, $1,876 and $625 for 1997, 1996 and 1995, respectively. The Company deferred losses from the discontinued operation of $9,271 in 1997, which primarily represented amortization costs of intangible assets, and to a lesser degree, wind-down costs of the business. The Company continues to identify potential strategic investors for the broadband communications business. To date Titan has identified several potential strategic investors and is presently involved in negotiations while it continues to search for others. Management does not anticipate that the ultimate disposition of the broadband communications business will have a material impact on Titan's financial statements.


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

                                            Cumulative
                                            Convertible                Capital
                                             Preferred    Common     in Excess of    Retained     Treasury
                                               Stock       Stock       Par Value     Earnings       Stock        Total
                                             ----------  ---------   -------------   --------     ---------     ------

Balances at December 31, 1994               $    695       $  146      $ 27,860     $ 14,671     $ (4,604)    $ 38,768
   Stock issuance                                 --           --         1,413           --          912        2,325
   Exercise of stock options                      --            5         1,209           --         (381)         833
   Shares contributed to employee
      benefit plans                               --           --           322           --          549          871
   Income tax benefit from employee
      stock transactions                          --           --           344           --           --          344
   Dividends on preferred stock -
      $1 per share                                --           --            --         (695)          --         (695)
   Net loss                                       --           --            --       (3,807)          --       (3,807)
                                             -------      -------        ------      -------      -------      -------

Balances at December 31, 1995                    695          151        31,148       10,169       (3,524)      38,639
   Stock issuance for acquisition                 --           18        10,659           --           --       10,677
   Exercise of stock options and other            --            2           408           --          (62)         348
   Shares contributed to
      employee benefit plans                      --           --           466           --          626        1,092
   Income tax benefit from employee stock
      transactions                                --           --            70           --           --           70
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per share     --           --            --         (695)          --         (695)
      Series B, 6% annual                         --           --            --         (108)          --         (108)
   Net loss                                       --           --            --       (3,378)          --       (3,378)
                                             -------      -------        ------      -------      -------      -------

Balances at December 31, 1996                    695          171        42,751        5,988       (2,960)      46,645
   Conversion of subordinated debt               --            5         1,597           --           --        1,602
   Exercise of stock options and other            --            1           393           --           37          431
   Shares contributed to employee
      benefit plans                               --           --            12           --          332          344
   Income tax benefit from
      employee stock transactions                 --           --            40           --           --           40
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per share     --           --            --         (695)          --         (695)
      Series B, 6% annual                         --           --            --         (180)          --         (180)
   Net income                                     --           --            --        5,165           --        5,165
                                             -------      -------        ------      -------      -------      -------
Balances at December 31, 1997               $    695      $   177      $ 44,793     $ 10,278     $ (2,591)    $ 53,352
                                             -------      -------        ------      -------      -------      -------
                                             -------      -------        ------      -------      -------      -------


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


REVENUE RECOGNITION. A majority of the Company's revenue, both commercial and government, is derived from products manufactured and services performed under cost-reimbursement and fixed-price contracts wherein revenues are generally recognized using the percentage-of-completion method, which includes revenues recognized as units are delivered. Total estimated costs are based on management assessment of costs to complete the project based upon evaluation of level of work achieved and costs expended to date. Certain other revenues are recognized as units are delivered. Estimated contract losses are fully charged to operations when identified.


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


CAPITALIZED SOFTWARE COSTS. The Company's policy is to amortize capitalized software costs over the shorter period of (a) the ratio that current gross revenues for a product bears to the total of current and amortized future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Notwithstanding the above, the maximum amortization period is four years. Included in the accompanying consolidated statement of operations for the year ended December 31, 1994 is $90, resulting in a net carrying balance of approximately $200 in the accompanying consolidated balance sheets.



IMPAIRMENT OF LONG-LIVED ASSETS. Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used by an entity. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.


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


In December 1997, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This Statement establishes standards for reporting and disclosure of operating segments on a basis consistent with that of the management structure. In accordance with the statement, the Company restated its segments for all periods presented.


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

The Communications Systems segment contains the Company's wholly owned subsidiary, Linkabit Wireless, Inc., ("Linkabit Wireless"), which develops and produces advanced satellite communications products and systems for commercial and government customers. In December 1997, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission ("SEC") for an initial public offering of 2,700,000 shares of Linkabit Wireless common stock. The underwriters have been granted a 30-day option to purchase up to an additional 405,000 shares to cover over-allotments. If and when the offering is consummated and declared effective, then immediately following the offering, Titan will own approximately 74% of the common stock of Linkabit Wireless.

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


Substantially all operations are located in the United States. Export revenues amounted to approximately $21,365, $10,693, and $14,209 in 1997, 1996 and 1995,
respectively, primarily to countries in the Far East and the Western Europe. All international sales are denominated in U.S. dollars.

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

On April 19, 1995 Titan was served in a lawsuit entitled DONALD P. SHAW V. TITAN CORPORATION (the "Lawsuit"). The Lawsuit was pending in the United States District Court for the Eastern District of Virginia, Alexandria Division, and sought compensatory damages in an aggregate amount of $3,000,000 and punitive damages in the amount of $1,050,000 on account of alleged wrongful termination and intentional infliction of emotional distress. The Lawsuit resulted in a verdict for the plaintiff awarding $65,000 in compensatory damages and $350,000 in punitive damages which was affirmed on appeal in February 1998. Titan believes that the outcome of the Lawsuit will not have a material adverse effect on the financial position or results of operations of Titan.


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

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information on pages 3-6 and page 14 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION


The information required by Item 11 is incorporated herein by this reference to such information on pages 4 and 7-12 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by Item 12 is incorporated herein by this reference to such information on page 2 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


No information is required by Item 13.

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

June 9, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----

       /S/ J.S. Webb                Chairman of the            June 9, 1998
--------------------------         Board of Directors
         J.S. Webb


       /S/ Gene W. Ray              President, Chief           June 9, 1998
--------------------------        Executive Officer and
        Gene W. Ray                     Director


                                Senior Vice President and
--------------------------       Chief Financial Officer
      Eric M. DeMarco         (Principal Financial Officer)


   /S/ Deanna H. Petersen                                      June 9, 1998
--------------------------       Corporate Controller
     Deanna H. Petersen      (Principal Accounting Officer)


   /S/ Charles R. Allen               Director                 June 9, 1998
--------------------------
     Charles R. Allen


  /S/ Joseph F. Caligiuri             Director                 June 9, 1998
--------------------------
    Joseph F. Caligiuri


                                      Director
--------------------------
      Daniel J. Fink


                                      Director
--------------------------
    Robert E. La Blanc


  /S/ Thomas G. Pownall               Director                 June 9, 1998
--------------------------
     Thomas G. Pownall

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