Form 10-Q/A
period 1998-03-31
TITAN CORP
filed 1998-06-11
CIK 32258

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

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THE TITAN CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)



                                                    Three months ended
                                                          MARCH 31,
                                                    -------------------
                                                      1998       1997
                                                    -------     ------
Revenues.......................................... $ 43,979   $ 49,671
                                                   --------   --------
Costs and expenses:
  Cost of revenues................................   33,836     39,247
  Selling, general and administrative
    expense.......................................    5,044      5,582
  Research and development expense................    1,518      1,607
  Special acquisition related charges.............    1,460        ---
                                                   --------   --------
    Total costs and expenses......................   41,858     46,436
                                                   --------   --------
Operating profit..................................    2,121      3,235
Interest expense..................................   (1,353)    (1,295)
Interest income...................................      135        190
                                                   --------   --------
Income from continuing operations
  before income taxes.............................      903      2,130
Income tax provision..............................      316        608
                                                   --------   --------
Income from continuing operations.................      587      1,522
Loss from discontinued operation, net of taxes....      ---       (343)
                                                   --------   --------

Net income........................................      587      1,179
Dividend requirements on preferred stock..........      219        219
                                                   --------   --------
Net income applicable to common stock............. $    368    $   960
                                                   --------   --------
                                                   --------   --------
Basic earnings per share:
  Income from continuing operations............... $    .02    $   .06
  Loss from discontinued operation................      ---       (.02)
                                                   --------   --------
  Net income...................................... $    .02    $   .04
                                                   --------   --------
                                                   --------   --------
  Weighted average shares.........................   22,864     22,129
                                                   --------   --------
Diluted earnings per share:
  Income from continuing operations............... $    .02    $   .06
  Loss from discontinued operation................      ---       (.02)
                                                   --------   --------
  Net income...................................... $    .02    $   .04
                                                   --------   --------
                                                   --------   --------
  Weighted average shares.........................   23,533     22,190
                                                   --------   --------
                                                   --------   --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                               THE TITAN CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                    (in thousands, except shares and par values)


                                                    March 31,     December 31,
                                                      1998             1997
                                                    --------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  1,153        $ 10,612
  Investments.....................................       ---           4,499
  Accounts receivable - net.......................    71,532          58,612
  Inventories.....................................    18,586          15,480
  Net assets of discontinued operation............    12,394          11,512
  Prepaid expenses and other......................     2,408           2,160
  Deferred income taxes...........................     8,834           7,950
                                                    --------        --------
    Total current assets..........................   114,907         110,825

Property and equipment - net......................    23,788          24,432
Goodwill - net....................................    39,059          20,587
Other assets......................................     8,317           8,097
Net assets of discontinued operation..............       393           2,286
                                                    --------        --------
    Total assets                                    $186,464        $166,227
                                                    --------        --------
                                                    --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..................................  $ 19,900        $ 12,350
  Accounts payable................................    14,025          11,258
  Acquisition debt................................     3,000             ---
  Current portion of long-term debt...............     1,130           1,104
  Accrued compensation and benefits...............     7,616           8,899
  Other accrued liabilities.......................    10,925           6,833
                                                    --------        --------
    Total current liabilities.....................    56,596          40,444
                                                    --------        --------
Long-term debt....................................    36,996          37,310
Other non-current liabilities.....................    14,497          10,573

Series B cumulative convertible redeemable
  preferred stock, $3,000 liquidation preference,
  6% cumulative annual dividend, 500,000 shares
  issued and outstanding..........................     3,000           3,000

Stockholders' equity:
  Preferred stock: $1 par value, authorized
    2,500,000 shares:
    Cumulative convertible, $13,897 liquidation
      preference: 694,872 shares issued and
      outstanding.................................       695             695
    Series A junior participating, authorized
      250,000 shares: none issued..................      ---             ---
  Common stock: $.01 par value, authorized
    45,000,000 shares, issued and outstanding:
    23,839,256 and 23,804,809......................      238             238
  Capital in excess of par value...................   50,998          50,936
  Retained earnings................................   25,990          25,622
  Treasury stock (954,894 and 971,894 shares),
    at cost........................................   (2,546)         (2,591)
                                                    --------        --------
    Total stockholders' equity.....................   75,375          74,900
                                                    --------        --------
    Total liabilities and stockholders' equity .... $186,464        $166,227
                                                    --------        --------
                                                    --------        --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                               THE TITAN CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)

                                                       Three months ended
                                                            MARCH 31,
                                                      --------------------
                                                        1998        1997
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations..................  $   587      $ 1,522
Adjustments to reconcile income from continuing
  operations to net cash used for continuing
  operations:
    Depreciation and amortization..................    1,301        1,722
    Deferred income taxes and other................      386          271
    Pooling of interests...........................      ---         (211)
    Special acquisition related charges............   (1,460)         ---
    Changes in operating assets and liabilities,
      net of the effects of business acquired
      and business sold:
        Accounts receivable........................   (7,764)      (4,481)
        Inventories................................   (3,106)      (1,149)
        Prepaid expenses and other assets..........     (569)         202
        Accounts payable...........................    1,085        4,380
        Accrued compensation and benefits..........   (1,963)      (2,259)
        Restructuring activities...................      ---         (815)
        Other liabilities..........................    1,182         (617)
                                                     --------     -------
Net cash used for continuing operations............  (10,321)      (1,435)
                                                     --------     -------
Loss from discontinued operation...................      ---         (343)
Changes in net assets of discontinued operation....    1,011       (1,787)
                                                     --------     -------
Net cash provided by (used for) discontinued
   operation.......................................    1,011       (2,130)
                                                     --------     -------
Net cash used for operating activities.............   (9,310)      (3,565)
                                                     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................     (451)        (774)
Acquisition of business, net of cash acquired......  (11,679)         ---
Sale (purchase) of investments.....................    4,499       (2,283)
Other..............................................      377          178
                                                     --------     -------
Net cash used for investing activities.............   (7,254)      (2,879)
                                                     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt..................................    7,550        6,963
Retirements of debt................................     (250)      (1,204)
Dividends paid.....................................     (219)        (219)
Proceeds from stock issuances.....................       136           32
Other.............................................      (112)         ---
                                                     --------     -------
Net cash provided by financing activities..........    7,105        5,572
                                                     --------     -------
Net decrease in cash and cash equivalents..........   (9,459)        (872)
Cash and cash equivalents at beginning of period...   10,612        4,751
                                                     --------      -------
Cash and cash equivalents at end of period.........  $ 1,153      $ 3,879
                                                     --------     -------
                                                     --------     -------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                                THE TITAN CORPORATION


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (in thousands, except per share data)

                                           CUMULATIVE                  CAPITAL
                                           CONVERTIBLE                IN EXCESS
                                            PREFERRED    COMMON        OF PAR      RETAINED    TREASURY
                                             STOCK        STOCK         VALUE      EARNINGS      STOCK         TOTAL
                                           ----------    ------       ---------    --------     --------      -------
THREE MONTHS ENDED MARCH 31, 1998

Balances at December 31, 1997               $  695      $   238      $ 50,936      $ 25,622    $ (2,591)      $ 74,900
   Exercise of stock options and other                                    136                        45            181
   Conversion of subordinated debentures                                   38                                       38
   Shares contributed to employee
      benefit plans                                                      (112)                                    (112)
   Dividends on preferred stock -
    Cumulative convertible, $.25 per share                                             (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                           587                        587
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1998                  $  695      $   238      $ 50,998      $ 25,990    $ (2,546)       $75,375
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------

THREE MONTHS ENDED MARCH 31, 1997

Balances at December 31, 1996               $  695      $   232      $ 49,073      $ 27,420    $ (2,960)       $74,460
   Pooling of interests                                                  (545)          695         545            695
   Exercise of stock options                                              142                      (545)          (403)
   Shares contributed to employee
      benefit plans                                                                                 166            166
   Dividends on preferred stock -
      Cumulative convertible, $.25 per share                                           (174)                      (174)
      Series B, 6% annual                                                               (45)                       (45)
   Net income                                                                         1,179                      1,179
                                            ------      -------      --------      --------    --------        -------
Balances at March 31, 1997                  $  695      $   232      $ 48,670      $ 29,075    $ (2,794)       $75,878
                                            ------      -------      --------      --------    --------        -------
                                            ------      -------      --------      --------    --------        -------



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



For fiscal 1997, the combined results reflect the results of operations, cash flows and changes in stockholders' equity for the Company's three months ended March 31, 1997 combined with DBA's corresponding activity for the three months ended March 31, 1997. The balance sheet as of December 31, 1997, reflects both Titan's and DBA's financial condition as of December 31, 1997.



In connection with its acquisition of DBA, Titan acquired land and a building which are included in other non-current assets. DBA recorded a $2.0 million restatement charge in its quarter ended September 30, 1997 to recognize an impairment in the value of this asset. Management is actively marketing the property for sale through various channels and believes that the carrying value of this asset, as reflected in the accompanying financial statements for the quarter ended March 31, 1998, is stated at an amount that is fully recoverable.



DBA also recorded a $3.0 million restatement charge in the quarter ended September 30, 1997 in recognition of certain environmental matters at its Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed. The Company has commenced its pre cleanup activities which are expected to continue through at least fiscal 1998.



Also, concurrent with this acquisition, DBA recorded certain restatement charges, in addition to those noted above, aggregating to $4.8 million, relating to the write down of certain assets to estimated net realizable value in the quarter ended December 31, 1997.

For all periods presented, the results for Titan and DBA have been combined using the same calendar period.

The combining periods are as follows:


                                      Fiscal Year 1996
                         -------------------------------------------
Titan                      Fiscal year ended December 1996
DBA                        Fiscal year ended June 1996



                                Fiscal 1997 Quarterly Periods
                         -------------------------------------------
                            Q1 '97     Q2 '97    Q3 '97     Q4 '97
                            ------     ------    ------     ------
Titan                       March 97   June 97   Sept. 97   Dec. 97
DBA                         March 97   June 97   Sept. 97   Dec. 97


A pooling of interests adjustment has been made in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the six months ended December 31, 1996 to reflect the activity for DBA in the six months ended December 31, 1996, as reported in DBA's Form 10-Q for the fiscal quarter ended December 31, 1996.

The separate and combined results of Titan and DBA are as follows:


                                          Three months ended
                                            March 31, 1997
                                          ------------------
                    Revenues:
                      Titan                    $  43,290
                      DBA                          6,381
                                                  ------
                       Combined                $  49,671
                                                  ------
                                                  ------

                    Net income
                      Titan                    $     475
                      DBA                            704
                                                  ------
                       Combined                $   1,179
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

Revenues for the broadband communications business were $0 and $524 for the three months ended March 31, 1998 and 1997, respectively. Included in the loss from discontinued operation is a tax benefit of $177 for the three months ended March 31, 1997. The Company deferred losses from the discontinued operation of $9,721 in fiscal year 1997 and $3,290 in the three months ended March 31, 1998, which primarily represented amortization costs of intangible assets, and to a lesser extent, certain wind-down costs of the business. Included in the deferred losses is interest of $100 in the three months ended March 31, 1998, allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of the discontinued operation consist primarily of accounts receivable, inventory, and cumulative deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist primarily of property and equipment. Management does not anticipate that the ultimate disposition of the broadband communications business will have a material adverse effect on the accompanying financial statements.

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

Supplemental disclosure of cash payments is as follows:


                                        Three months ended
                                             MARCH 31,
                                        -------------------
                                         1998        1997
                                        ------      ------
   Interest                             $ 383       $ 281
   Income taxes                           666         (54)


During the three month period ended March 31, 1997, the Company utilized treasury stock of $711 for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three months ended March 31, 1998 and 1997:


                                            Three months ended
                                                  MARCH 31,
                                            ------------------
                                             1998        1997
                                            -------      ------
Revenues:
   Information Technologies                $25,488     $30,302
   Communications Systems                   11,898      11,025
   Software Systems                          3,491       4,039
   Medical Sterilization and
     Food Pasteurization                     1,947       1,145
   Emerging Technologies and Businesses      1,155       3,160
                                           -------     -------
                                           $43,979     $49,671
                                           -------     -------
                                           -------     -------
Operating Profit (Loss):
   Information Technologies                $ 2,368     $ 2,963
   Communications Systems                      796         131
   Software Systems                            648         775
   Medical Sterilization and
     Food Pasteurization                       208         (26)
   Emerging Technologies and Businesses       (431)        306
                                           -------     -------
Segment operating profit before
   Corporate                                 3,589       4,149
Corporate                                   (1,468)       (914)
                                           -------     -------
                                           $ 2,121      $3,235
                                           -------     -------
                                           -------     -------


The operating profit of the Information Technologies segment in 1998 reflects $1,460 of special charges primarily representing costs and expenses of the merger with DBA (see Note 2).

The following data summarize information relating to the per share computations:


                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                           -----------------------------------------
                                              Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amounts
                                             ---------     -----------    -------

Income from continuing operations             $  587
Less preferred stock dividends                  (219)
                                               -----
Basic EPS:
Income from continuing operations                 --
  available to common stockholders               368          22,864       $  .02

Effect of dilutive securities:
Stock options                                     --             625         (.00)
Warrants                                          --              44         (.00)
                                               -----          ------       ------

Diluted EPS:
Income from continuing operations
  available to common stockholders
  plus assumed conversions                    $  368          23,533      $   .02
                                               -----          ------       ------
                                               -----          ------       ------

                                            FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                            -----------------------------------------
                                               Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amounts
                                             ---------     -----------    -------

Income from continuing operations             $1,522
Less preferred stock dividends                  (219)
                                               -----
Basic EPS:
Income from continuing operations
  available to common stockholders             1,303          22,129      $ .06

Effect of dilutive securities:
Stock options                                     --              61       (.00)
                                               -----          ------       ------

Diluted EPS:
Income from continuing operations
  available to common stockholders
  plus assumed conversions                    $1,303          22,190      $ .06
                                               -----          ------       ------
                                               -----          ------       ------


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

                               THE TITAN CORPORATION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                FINANCIAL CONDITION

                           (Dollar amounts in thousands,
                               except per share data)


RESULTS OF OPERATIONS

Consolidated results:


Revenues for the first quarter of 1998 decreased approximately 11% from $49,671 in the first quarter of 1997. Decreased revenues in the Information Technologies (which includes DBA's operating results for all periods) and Software Systems segments were offset partially by increases in the Communications Systems and Medical Sterilization and Food Pasteurization segments. The Company reported net income of $587 for the first quarter of 1998 compared to $1,179 for the first quarter of 1997. Included in the first quarter of 1997 is a loss from discontinued operations of $343, and included in the first quarter of 1998 is a special pre-tax charge for merger related expenses of $1,460. Income from continuing operations in the first quarter of 1998 was $587, compared to $1,592 in the first quarter of 1997. This difference was primarily due to the impact of increased margins in the Information Technologies, Communications Systems and the Medical Sterilization and Food Pasteurization segments.

Selling, general and administrative expense ("SG&A")decreased $538 or 9.6% in the first quarter of 1998 compared to the same period in 1997. As a percent of revenue, SG&A increased from 11.2% in the first quarter of 1997 to 11.5% in the first quarter of 1998. SG&A decreased in absolute dollars primarily as a result of the Company's ongoing efforts to consolidate and streamline its administrative functions. SG&A increased as a percentage of revenues primarily as a result of the decrease in revenues from the first quarter of 1997 compared to the first quarter of 1998. Research and development costs ("R&D") decreased slightly from $1,607 in the first quarter of 1997 to $1,518 in the first quarter of 1998, primarily as a result of the near completion of certain certification efforts in the Communications Systems segment in the first quarter of 1998.



Restatement charges for merger related expenses of $1,460 were recorded in the first quarter of 1998 relating to the Company's merger with DBA. These costs relate to direct transaction costs, consisting primarily of investment banking and other professional fees.



Net interest expense increased from $1,105 in the first quarter of 1997 to $1,218 in 1998, primarily from increased borrowings on the Company's line of credit.

The income tax provision reflects a 35% effective rate in the first quarter of 1998 versus 29% in the first quarter of 1997. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily related to R&D activities. The lower rate in 1997 relates primarily to utilization of certain net operating losses at DBA.

Business Segments:


Revenues in the Information Technologies segment decreased $4,814 from $30,302 in the first quarter of 1997 compared to $25,488 in the first quarter of 1998. This decrease was primarily due to the redeployment of Department of Defense ("DoD") funding appropriations, which impacted certain work the Company performs for the U.S. Navy. Operating income decreased from $2,963 in the first quarter of 1997 compared to $2,368 in the first quarter of 1998. This change was primarily due to the impact of the special charges of $1,460 related to merger transactions, offset by improved margins on completed contracts, and, to a lesser degree, the impact of cost reduction efforts initiated by the Company in mid-1997.


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

OTHER



The Company has a 141,000 square foot manufacturing facility in Kissimmee, Florida which was obtained in the acquisition of DBA. The property has been held for sale since June 1966. A restatement charge was recorded by DBA in the quarter ended December 31, 1997 to adjust the carrying value of the property to estimated fair market value. Management continues to actively market the property and regularly reviews it for further impairment. Management believes that the recorded value of the property continues to approximate estimated fair market value.



DBA also recorded a $3.0 million restatement charge in the quarter ended September 30, 1997 in recognition of certain environmental matters including, but not limited to soil contamination and potential asbestos and lead based paint contamination at the Company's Kissimmee, Florida facility. These matters became known to DBA as a result of a limited environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed. The Company has commenced its Pre Cleanup Activities, which are expected to continue through at least fiscal 1998.


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


Dated:  June 9, 1998

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