Form 10-Q
period 1998-06-30
TITAN CORP
filed 1998-08-14
CIK 32258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
          EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 1998
                               ----------------------------------------------

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________

                            -------------------------

                                                Commission file number 1-6035

                              The Titan Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         95-2588754
-------------------------------------                --------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

3033 Science Park Road, San Diego, California                    92121
---------------------------------------------                 -----------
    (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)        (619) 552-9500
                                                             --------------


------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

     The number of shares of registrant's common stock outstanding at August 10, 1998, was 28,612,909.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)


                                          Three months ended   Six months ended
                                               June 30,             June 30,
                                           ----------------   -----------------
                                            1998      1997       1998     1997
                                           -------  -------   -------- --------
Revenues.................................  $58,815  $56,511   $108,783 $112,729
                                           -------  -------   -------- --------
Costs and expenses:
    Cost of revenues.....................   46,444   42,198     84,681   85,805
    Selling, general and administrative
      expense............................    6,081    8,164     12,516   14,819
   Research and development expense......      994    2,005      2,512    3,630
   Special acquisition related charges...      ---      ---      1,460      ---
                                           -------  -------   -------- --------
      Total costs and expenses...........   53,519   52,367    101,169  104,254
                                           -------  -------   -------- --------

Operating profit.........................    5,296    4,144      7,614    8,475
Interest expense.........................   (1,525)  (1,380)    (3,000)  (2,805)
Interest income..........................       38      220        188      410
                                           -------  -------   -------- --------

Income from continuing operations
   before income taxes...................    3,809    2,984      4,802    6,080
Income tax provision.....................    1,276    1,242      1,633    2,217
                                           -------  -------   -------- --------

Income from continuing operations........    2,533    1,742      3,169    3,863
Loss from discontinued operations,
   net of taxes..........................      ---     (262)       ---   (1,096)
                                           -------  -------   -------- --------

Net income...............................    2,533    1,480      3,169    2,767
Dividend requirements on preferred stock.      210      218        429      437
                                           -------  -------   -------- --------

Net income applicable to common stock....  $ 2,323  $ 1,262   $  2,740 $  2,330
                                           -------  -------   -------- --------
                                           -------  -------   -------- --------

Basic earnings per share:
  Income from continuing operations......  $   .09  $   .06   $    .10 $    .13
  Loss from discontinued operations......      ---     (.01)       ---     (.04)
                                           -------  -------   -------- --------

  Net income.............................  $   .09  $   .05   $    .10 $    .09
                                           -------  -------   -------- --------
                                           -------  -------   -------- --------

  Weighted average shares.................  26,659   25,299     26,344   25,298
                                           -------  -------   -------- --------
                                           -------  -------   -------- --------

Diluted earnings per share:
  Income from continuing operations......  $   .08  $   .06   $    .10 $    .12
  Loss from discontinued operations......      ---     (.01)       ---     (.03)
                                           -------  -------   -------- --------

  Net income.............................  $   .08  $   .05   $    .10 $    .09
                                           -------  -------   -------- --------
                                           -------  -------   -------- --------

  Weighted average shares................   36,289   35,251     27,063   35,265
                                           -------  -------   -------- --------
                                           -------  -------   -------- --------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              THE TITAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                  (in thousands, except shares and par values)


                                                     June 30,      December 31,
                                                      1998            1997
                                                    --------         --------
ASSETS
Current assets:
   Cash and cash equivalents....................... $  4,314         $ 11,135
   Investments.....................................      ---            4,499
   Accounts receivable - net.......................   76,754           64,676
   Inventories.....................................   18,732           15,480
   Net assets of discontinued operations...........    9,890            8,235
   Prepaid expenses and other......................    3,390            2,398
   Deferred income taxes...........................    8,134            7,950
                                                    --------         --------
      Total current assets.........................  121,214          114,373

Property and equipment - net.......................   23,363           24,737
Goodwill - net.....................................   38,915           20,587
Other assets.......................................    5,565            8,097
Net assets of discontinued operation...............      295            2,286
                                                    --------         --------

   Total assets                                     $189,352         $170,080
                                                    --------         --------
                                                    --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit................................. $ 26,337         $ 17,677
   Accounts payable................................   17,606           12,661
   Acquisition debt................................    3,000              ---
   Current portion of long-term debt...............    1,157            1,104
   Accrued compensation and benefits...............   10,861           11,460
   Other accrued liabilities.......................    7,637            6,952
                                                    --------         --------
      Total current liabilities....................   66,598           49,854
                                                    --------         --------

Long-term debt.....................................   32,303           37,494
Other non-current liabilities......................   13,720           10,839

Series B cumulative convertible redeemable
   preferred stock, $500 and $3,000 liquidation
   preference, 6% cumulative annual dividend,
   issued and outstanding: 83,333 and 500,000......      500            3,000

Stockholders' equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
      Cumulative convertible, $13,897 liquidation
        preference: 694,872 shares issued and
        outstanding................................      695              695
      Series A junior participating: authorized
        250,000 shares: none issued................      ---              ---
   Common stock: $.01 par value, authorized
      45,000,000 shares, issued and outstanding:
      28,290,392 and 26,966,998....................      283              270
   Capital in excess of par value..................   59,288           54,746
   Retained earnings...............................   18,544           15,773
   Treasury stock (962,530 and 971,894 shares),
      at cost......................................   (2,579)          (2,591)
                                                    --------         --------
      Total stockholders' equity...................   76,231           68,893
                                                    --------         --------
   Total liabilities and stockholders' equity...... $189,352         $170,080
                                                    --------         --------
                                                    --------         --------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)


                                                         Six months ended
                                                              June 30,
                                                        --------------------
                                                          1998        1997
                                                        --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations....................   $  3,169     $ 3,863
Adjustments to reconcile income from continuing
   operations to net cash provided by (used for)
   continuing operations, net of effects of
   business acquired:
      Depreciation and amortization..................      3,181       3,414
      Deferred income taxes and other................        (44)        921
      Poolings of interests...........................        31        (211)
      Special acquisition related charges............     (1,460)        ---
      Changes in operating assets and liabilities,
         net of the effects of business acquired
         and business sold:
         Accounts receivable.........................     (8,849)        300
         Inventories.................................     (3,252)        895
         Prepaid expenses and other assets...........      1,253      (1,153)
         Accounts payable............................      3,401       1,227
         Accrued compensation and benefits...........     (1,279)        (26)
         Restructuring activities....................        ---        (815)
         Other liabilities...........................       (627)     (4,489)
                                                        --------     -------

Net cash provided by (used for)
   continuing operations.............................     (4,476)      3,926
                                                        --------     -------

Loss from discontinued operations....................        ---      (1,096)
Changes in net assets of discontinued operations ....        336      (3,322)
                                                        --------     -------
Net cash provided by (used for) discontinued
  operations.........................................        336      (4,418)
                                                        --------     -------

Net cash used for operating activities...............     (4,140)       (492)
                                                        --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures.................................     (1,173)     (1,714)
Acquisition of business, net of cash acquired........    (11,679)        ---
Sale of investments..................................      4,499         172
Other................................................        557         438
                                                        --------     -------
Net cash used for investing activities...............     (7,796)     (1,104)
                                                        --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to debt....................................      8,660       7,881
Retirements of debt..................................     (1,091)     (2,924)
Redemption of Series B preferred stock...............     (2,500)        ---
Dividends paid.......................................       (429)       (437)
Proceeds from stock issuances........................        620         167
Other................................................       (145)       (484)
                                                        --------     -------

Net cash provided by financing activities............      5,115       4,203
                                                        --------     -------

Net increase (decrease) in cash and cash equivalents.     (6,821)      2,607
Cash and cash equivalents at beginning of period.....     11,135       5,167
                                                        --------     -------

Cash and cash equivalents at end of period...........   $  4,314     $ 7,774
                                                        --------     -------
                                                        --------     -------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              THE TITAN CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (in thousands of dollars, except per share data)


                                     Cumulative                     Capital
                                     Convertible                   in Excess
                                      Preferred      Common          of Par      Retained     Treasury
                                        Stock         Stock          Value       Earnings       Stock       Total
                                        -----         -----          -----       --------       -----       -----
SIX MONTHS ENDED JUNE 30, 1998

Balances at December 31, 1997            $695         $270         $54,746       $15,773     $ (2,591)    $68,893
   Pooling of interests                                                               31                       31
   Conversion of subordinated
      debentures                                        11           4,036                                  4,047
   Conversion of warrants                                1             349                                    350
   Exercise of stock options and
      other                                              1             269                         12         282
   Shares contributed to employee
      benefit plans                                                   (112)                                  (112)
   Dividends on preferred stock -
      Cumulative convertible, $.50
        per share                                                                   (347)                    (347)
      Series B, 6% annual                                                            (82)                     (82)
   Net income                                                                      3,169                    3,169
                                         ----         ----         -------       -------     --------     -------
Balances at June 30, 1998                $695         $283         $59,288       $18,544     $ (2,579)    $76,231
                                         ----         ----         -------       -------     --------     -------
                                         ----         ----         -------       -------     --------     -------

SIX MONTHS ENDED JUNE 30, 1997

Balances at December 31, 1996            $695         $264         $52,883       $21,792     $(2,960)     $72,674
   Pooling of interests                                               (545)          695         545          695
   Exercise of stock options
      and other                                                        231           (64)       (545)        (378)
   Shares contributed to employee
      benefit plans                                                                              165          165
   Dividends on preferred stock -
      Cumulative convertible, $.50
        per share                                                                   (347)                    (347)
      Series B, 6% annual                                                            (90)                     (90)
   Net income                                                                      2,767                    2,767
                                         ----         ----         -------       -------     --------     -------
Balances at June 30, 1997                $695         $264         $52,569       $24,753     $(2,795)     $75,486
                                         ----         ----         -------       -------     --------     -------
                                         ----         ----         -------       -------     --------     -------


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

              (Dollar amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 1997 and DBA Systems, Inc.'s ("DBA") Annual Report on Form 10-K for the year ended June 30, 1997. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. The prior year financial statements have been restated to reflect two mergers in 1998 (see Note 2) and the discontinuance of certain operations in 1997 (see Note 3). Additionally, certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

In March 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises and standardizes employers' disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. This Statement further requires restatement of disclosure provisions for earlier periods provided for comparative purposes. The adoption of SFAS 132 has had no material impact on the Company's financial statements or related disclosures thereto.

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-

1"). This Statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company has not yet determined what impact, if any, the adoption of the accounting and disclosure provisions of SOP 98-1 will have on the Company's financial statements, results of operations or related disclosures thereto.

In April 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company expects to adopt the provisions of SOP 98-5, which will result in a charge to be reported as a cumulative effect of a change in accounting principle. Management believes that the adoption of this bulletin may result in a significant non-cash charge. However, management has not yet determined what impact the adoption of this bulletin will have on net income.

NOTE (2)  MERGERS AND ACQUISITION

On June 30, 1998, the Company consummated a merger with Horizons Technology, Inc. ("Horizons"), a Delaware corporation, in a stock-for-stock transaction. Horizons is a provider of systems engineering and program management services, computer systems integration and high-end software and has become part of Titan's Information Technologies segment. Titan issued approximately 3,200,000 shares of common stock in exchange for all the outstanding shares of Horizons stock based on exchange ratios of approximately .37 and .82 shares of Titan's common stock for each share of Horizons' common stock and Horizons' preferred stock, respectively. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

On February 27, 1998, the Company consummated a merger with DBA Systems, Inc. ("DBA"), a Florida Corporation, in a stock-for-stock transaction. DBA is a developer and manufacturer of digital imaging products, electro-optical systems and threat simulation/training systems. DBA's products and systems are primarily used by the defense and intelligence communities; accordingly, it is included in Titan's Information Technologies segment. Titan issued approximately 6,100,000 shares of common stock for all the outstanding shares of DBA stock based on an exchange ratio of approximately 1.37 shares of Titan common stock for each share of DBA stock. The special charges of $1,460 in the six months ended June 30, 1998, primarily represent the costs and expenses related to this merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

In connection with its acquisition of DBA, Titan acquired land and a building which are included in other non-current assets. DBA recorded a $2.0 million charge in its quarter ended September 30, 1997 to recognize an impairment in the value of this asset. Management is actively marketing the property for sale through various channels and believes that the carrying value of this asset, as reflected in the accompanying financial statements for the quarter ended June 30, 1998, is stated at an amount that is fully recoverable.

DBA also recorded a $3.0 million charge in the quarter ended September 30, 1997, in recognition of certain environmental matters at its

Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of continued assessments and remediation work to be performed. The Company had commenced its pre cleanup activities which are expected to continue through at least fiscal 1998.

Also, concurrent with this acquisition, DBA recorded certain charges, in addition to those noted above, aggregating to $4.8 million, relating to the write down of certain assets to estimated net realizable value in the quarter ended December 31, 1997.

Effective January 1, 1998, Horizons' January 31 and DBA's June 30 fiscal year-ends have been changed to coincide with the Company's year-end. The 1997 financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Horizons and DBA as if the mergers had occurred at the beginning of the periods presented.

The combining periods of Titan, DBA and Horizons are as follows:


                             Fiscal Year 1996
                           ---------------------------------------
Titan                      Fiscal year ended December 1996
DBA                        Fiscal year ended June 1996
Horizons                   Fiscal year ended January 1997



                             Fiscal 1997 Quarterly Periods
                           ---------------------------------------
                           Q1 '97     Q2 '97    Q3 '97     Q4 '97
                           ------     ------    ------     ------
Titan                      March 97   June 97   Sept. 97   Dec. 97
DBA                        March 97   June 97   Sept. 97   Dec. 97
Horizons                   April 97   July 97   Oct.  97   Jan. 98


A pooling of interests adjustment has been made in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the six months ended June 30, 1997 to reflect the activity for DBA in the six months ended December 31, 1996, as reported in DBA's Form 10-Q for the fiscal quarter ended December 31, 1996. The pooling of interests adjustments in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the six months ended June 30, 1998, reflect the activity for Horizons for the month ended January 31, 1998, included in Titan's results of operations in both the year ended December 31, 1997, and the six months ended June 30, 1998. Revenues from continuing operations for Horizons for January 1998 were $2,032.

The separate and combined results of Titan, DBA and Horizons in 1997 are as follows:


                        Three months ended    Six months ended
                           June 30, 1997        June 30, 1997
                        ------------------    ----------------
      Revenues:
        Titan                 $41,949             $ 85,239
        DBA                     7,403               13,784
        Horizons                7,159               13,706
                              -------             --------
         Combined             $56,511             $112,729
                              -------             --------
                              -------             --------

      Net income
        Titan                 $ 1,018             $  1,493
        DBA                       386                1,090
        Horizons                   76                  184
                              -------             --------
         Combined             $ 1,480             $  2,767
                              -------             --------
                              -------             --------


On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), a California corporation, for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million, subject to post-closing adjustments, if any, due and payable March 31, 1999, and bearing interest at the prime rate. The transaction has been accounted for as a purchase; accordingly, the consolidated balance sheet includes Validity as of June 30, 1998. The excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $18.9 million as of June 30, 1998, based on net assets acquired of $560. Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998.

NOTE (3)  DISCONTINUED OPERATIONS

In April 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year. Management has identified several potential strategic investors with whom it is presently involved in negotiations for the sale of all or part of the business and/or technology of the broadband communications business. Concurrently, Titan continues to search for other potential investors. During the first quarter of 1998, the Company received approximately $2,600 as settlement of certain contingencies related to the broadband patents and intangibles as well as initial payments related to licensing the technology. These proceeds were applied to net current assets of discontinued operations. The Company hopes to receive additional cash proceeds, amounts of which cannot be presently determined, through September 30, 1998, at which time management expects to have adequate information to determine the ultimate realizability of the net assets of this discontinued operation.

Revenues for the broadband communications business were $47 and $5 for the three months and $47 and $529 for the six months ended June 30, 1998 and 1997, respectively. Included in the loss from discontinued operation of $343 is a tax benefit of $177 for the six months ended June 30, 1997. The Company deferred losses from the discontinued operation of $9,721 in fiscal year 1997 and $661 and $3,951 in the three and six months ended June 30, 1998, respectively, which primarily represented amortization costs of intangible assets, and to a lesser extent, certain wind-down costs of the business. Included in the deferred losses is interest of $90 and $190 in the three and six months ended June 30, 1998, respectively, allocated to the discontinued operation based on the ratio of net assets to be sold to the sum of total net assets of the Company. Net current assets of the discontinued operation consist primarily of accounts receivable, inventory, and cummulative deferred losses from the date of discontinuance net of accounts payable, accrued compensation and other current liabilities. Net noncurrent assets of discontinued operation consist primarily of property and equipment.

In December 1997, the Horizons' Board of Directors adopted a plan to wind down and exit its commercial software business (Information Systems segment or "ISG"), in order to focus entirely on its profitable government information technologies business or Systems Engineering segment. Accordingly, the Information Systems segment has been accounted for as a discontinued operation for all periods presented in accordance with Accounting Principles Board Opinion No. 30 (APB 30), which among other provisions, anticipates that the plan of disposal will be carried out within one year.

In the fourth quarter of 1997, the Company recorded a charge of approximately $3,600 for costs to be incurred in future periods in connection with the winding down of this operation. Net current liabilities of discontinued operations consist primarily of accrued facility costs, warranties, and anticipated operating losses from the date of discontinuance until the estimated disposal date net of certain accounts receivable balances. Prior year restated combined financial statements reflect the ISG business as a discontinued operation. Revenues for the ISG business were $683 and $800 for the three months and $1,299 and $1,565 for the six months ended June 30, 1998 and 1997, respectively. Losses from ISG applied to the deferred charge were $946 and $1,601 in the three and six month periods ended June 30, 1998, respectively. Included in the losses of $262 and $753 from discontinued operations are tax benefits of $75 and $216 for the three and six months ended June 30, 1997, respectively.

NOTE (4)  DEBT

In March 1998, the Company's line of credit agreement was amended to increase the available credit to $30,000 and extend the maturity date to June 30, 1999. At June 30, 1998, borrowings outstanding under the line of credit were $20,800, at a weighted average interest rate of 7.89% and commitments under letters of credit under this agreement were $1,081. At June 30, 1998, Horizons had $5,537 outstanding under a line of credit at an interest rate of 10.5%. At June 30, 1998, the Company was in compliance with all financial covenants under its various debt agreements.

On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million. The credit facility includes a five year $55 million working capital line of credit and a one year $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the outstanding line of credit balances with Titan's and Horizons' banks and for working capital purposes.

NOTE (5)  OTHER FINANCIAL DATA


                                     June 30,        December 31,
                                      1998              1997
                                     --------        ------------
Inventories:
   Materials                         $ 3,692          $ 2,285
   Work-in-process                    12,888           11,668
   Finished goods                      2,152            1,527
                                     -------          -------
                                     $18,732          $15,480
                                     -------          -------
                                     -------          -------


Supplemental disclosure of cash payments is as follows:


                          Three months ended        Six months ended
                               June 30 ,                 June 30,
                          ------------------       ------------------
                            1998       1997         1998        1997
                          -------     ------       ------      ------
   Interest                $2,383     $2,159       $2,840      $2,559
   Income taxes               146        304          835         293


During the six month period ended June 30, 1997, the Company utilized treasury stock of $165 for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three and six month periods ended June 30, 1998 and 1997:


                                            Three months ended    Six months ended
                                                  June 30 ,            June 30,
                                           -------------------  --------------------
                                              1998        1997      1998        1997
                                           -------     -------  --------    --------
Revenues:
   Information Technologies                $39,018     $36,128  $ 70,495    $ 72,977
   Communications Systems                   10,877      12,501    22,775      23,526
   Software Systems                          4,183       3,857     7,674       7,896
   Medical Sterilization and
     Food Pasteurization                     3,221       1,484     5,168       2,629
   Emerging Technologies and Businesses      1,516       2,541     2,671       5,701
                                           -------     -------  --------    --------
                                           $58,815     $56,511  $108,783    $112,729
                                           -------     -------  --------    --------
                                           -------     -------  --------    --------

Operating Profit (Loss):
   Information Technologies                $ 5,131     $ 4,689  $  7,696    $  8,748
   Communications Systems                      316        (564)    1,112        (433)
   Software Systems                          1,064         653     1,712       1,428
   Medical Sterilization and
     Food Pasteurization                       432           4       640         (22)
   Emerging Technologies and Businesses        ---         (52)     (431)        254
                                           -------     -------  --------    --------

Segment operating profit before
   Corporate                                 6,943       4,730    10,729       9,975
Corporate                                   (1,647)       (586)   (3,115)     (1,500)
                                           -------     -------  --------    --------
                                           $ 5,296     $ 4,144  $  7,614    $  8,475
                                           -------     -------  --------    --------
                                           -------     -------  --------    --------


The operating profit of the Information Technologies segment for the six months ended June 30, 1998, reflects $1,460 of special charges representing costs and expenses of the merger with DBA (see Note 2).

On June 18, 1998, the Company withdrew its registration statement for the proposed initial public offering of common stock of Linkabit Wireless, Inc., a wholly owned subsidiary of the Company. The registration statement was withdrawn due to unfavorable market conditions for initial public offerings.

The following data summarize information relating to the per share computations:


                         Three months ended June 30, 1998      Three months ended June 30, 1997
                         ----------------------------------    --------------------------------
                          Income      Shares      Per-Share     Income      Shares      Per-Share
                        (Numerator) (Denominator)   Amounts   (Numerator) (Denominator)   Amounts
                        ----------- -------------   -------   ----------- -------------   -------
Income from
  continuing operations   $2,533                                $1,742
Less preferred
  stock dividends           (210)                                 (218)
                          ------                                ------

Basic EPS:
Income from
  continuing operations
  available to
  common stockholders      2,323       26,659      $ .09         1,524       25,299      $ .06

Effect of
  dilutive securities:
Stock options                 --          753       (.00)           --           94       (.00)
Warrants                      --           23       (.00)           --            1       (.00)
Debentures                   472        8,854       (.01)          505        9,857       (.00)
                          ------       ------      -----        ------       ------      -----

Diluted EPS:
Income from
  continuing operations
  available to
  common stockholders
  plus assumed
  conversions             $2,795       36,289      $ .08        $2,029       35,251      $ .06
                          ------       ------      -----        ------       ------      -----
                          ------       ------      -----        ------       ------      -----



                         Six months ended June 30, 1998        Six months ended June 30, 1997
                         ----------------------------------    ------------------------------
                          Income      Shares      Per-Share     Income      Shares     Per-Share
                        (Numerator) (Denominator)   Amounts   (Numerator) (Denominator)  Amounts
                        ----------- -------------   -------   ----------- -------------  -------
Income from
  continuing operations   $3,169                                $3,863
Less preferred
  stock dividends           (429)                                 (437)
                          ------                                ------

Basic EPS:
Income from
  continuing operations
  available to
  common stockholders      2,740       26,344      $ .10         3,426       25,298      $ .13

Effect of
  dilutive securities:
Stock options                 --          685       (.00)           --          110       (.00)
Warrants                      --           34       (.00)           --           --       (.00)
Debentures                   ---          ---        ---         1,000        9,857       (.01)
                          ------       ------      -----        ------       ------      -----

Diluted EPS:
Income from
  continuing operations
  available to
  common stockholders
  plus assumed
  conversions             $2,740       27,063      $ .10        $4,426       35,265      $ .12
                          ------       ------      -----        ------       ------      -----


In the three and six months ended June 30, 1998, respectively, options to purchase 277,100 and 279,800 shares of common stock at prices ranging from $7.00 to $9.50 and $6.69 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. Similarly, in the three and six months ended June 30, 1997, respectively, options to purchase 1,045,500 and 1,302,900 shares of common stock at prices ranging from $3.63 to $9.50 and $3.58 to $9.50 were not included in the computation of EPS. In the six months ended June 30, 1998, 9,121,200 shares of common stock that could result from the conversion of the Company's convertible subordinated debentures were not included in the computation of diluted EPS, as the effect would have been anti-dilutive. In all periods in both 1998 and 1997, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

In 1998 and 1997, 333,333 common shares that could result from the conversion of Series B Cumulative Convertible Redeemable Preferred Stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive. In June 1998, the Company redeemed 416,667 shares of this stock at $6.00 per share. In July 1998, the Company redeemed the remainder of this stock. Also anti-dilutive in the six months ended June 30, 1997, were warrants outstanding for 100,000 common shares. The warrants were exercised in June 1998.

NOTE (6)  COMMITMENTS AND CONTINGENCIES

On April 19, 1995, the Company was served in a lawsuit entitled DONALD P. SHAW V. TITAN CORPORATION (the "Lawsuit"). The Lawsuit was pending in the United States District Court for the Eastern District of Virginia, Alexandria Division, and sought compensatory damages in an aggregate amount of $3,000,000 and punitive damages in the amount of $1,050,000 on account of alleged wrongful termination and intentional infliction of emotional distress. The Lawsuit resulted in a verdict for the plaintiff awarding $65,000 in compensatory damages and $350,000 in punitive damages which was affirmed on appeal in February 1998, and was paid in June 1998. The outcome of the Lawsuit did not have a material adverse effect on the financial position or results of operations of the Company.

NOTE (7)  SUBSEQUENT EVENTS

On July 1, 1998, the Company entered into a definitive merger agreement with Delfin Systems ("Delfin"), a California corporation, whereby, if approved by the stockholders of Delfin, Delfin will become a wholly-owned subsidiary of The Titan Corporation in a stock-for-stock transaction. On August 7, 1998, Titan entered into a definitive agreement with VisiCom Laboratories, Inc., a California corporation, whereby, if approved by the stockholders of VisiCom, VisiCom will become a wholly-owned subsidiary of The Titan Corporation in a stock-for-stock transaction. Both acquisitions will be accounted for as poolings of interests.

                              THE TITAN CORPORATION


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                          (Dollar amounts in thousands,
                             except per share data)


RESULTS OF OPERATIONS

Consolidated results:

Revenues for the second quarter of 1998 increased from $56,511 in the second quarter of 1997 to $58,815. Revenues for the six months ended June 30 were $108,783 and $112,729 in 1998 and 1997, respectively. In both the second quarter and six months ended June 30, 1998 compared to the corresponding periods of 1997, the Medical Sterilization and Food Pasteurization segment reported increased revenues and operating income. The Company reported net income of $2,533 and $3,169 for the second quarter and six months of 1998 compared to $1,480 and $2,767 for the second quarter and six months of 1997. Included in the six months ended June 30, 1998 is a special pre-tax charge for merger related expenses of $1,460. Included in the second quarter and six months of 1997 is a loss from discontinued operations of $262 and $1,096, respectively. The Company recorded a deferred loss from certain of the discontinued operations of $661 and $3,951 in the quarter and six months ended June 30, 1998, respectively, which primarily represented amortization costs of intangible assets, and to a lesser degree, wind-down costs of that business. Income from continuing operations in the second quarter and six months of 1998 was $2,533 and $3,169, compared to $1,742 and $3,863 in the second quarter and six months of 1997. This difference was primarily due to the impact of the changes in revenues noted above, as well as the impact of the special merger related expenses in 1998.

Selling, general and administrative expense ("SG&A") as a percentage of revenue decreased from 14% in the second quarter of 1997 to 10% for the same period in 1998, and from 13% in the six months of 1996 to 12% for the same period in 1997. These decreases were due primarily to the impact of ongoing cost reduction measures taken across all business segments. Research and development costs (R&D) decreased overall from $2,005 in the second quarter of 1997 to $994 for the same period in 1998, and from $3,630 for the six months of 1997 to $2,512 for the same period in 1998. This change was primarily due to the completion of certain development and certification efforts in the Communications Systems segment in early 1998.

Net interest expense increased $327 and $417 in the second quarter and six months ended June 30, 1998 compared to the comparable periods of 1997, primarily from interest related to increased borrowings on the Company's line of credit.

The income tax provision is a 33% and 34% effective rate in the second quarter and six months of 1998 compared to a 42% and 36% effective rate in the second quarter and six months of 1997, respectively. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

THREE MONTHS ENDED JUNE 30, 1998 AND 1997:

In the Information Technologies segment, revenues grew $2,890, from $36,128 in the second quarter of 1997 to $39,018 in the second quarter of 1998. The increase in revenues is principally due to the revenues generated by the acquired business Validity, which was acquired in March 1998. Operating income increased $442 from $4,689 in the second quarter of 1997 to $5,131 in the second quarter of 1998, primarily reflecting the impact of the increased revenues. Furthermore, 1998 and 1997 revenue and operating income include non-recurring credits resulting from the reevaluation of estimates of certain allowable contract costs based upon favorable developments with certain government agencies.

Revenues in the Communications Systems segment decreased $1,624 from $12,501 in the second quarter of 1997 to $10,877 in the second quarter of 1998, due to decreased shipments made on the Company's contract with PT. Pasifik Satelit Nusantara (PSN) to provide rural telephony terminals for a system in Indonesia. This was partially offset by increased revenues recorded on the Company's Mini-DAMA production contract. Operating performance for this segment improved from an operating loss of $564 in the second quarter of 1997 to operating income of $316 in the second quarter of 1998, principally due to increased margins, as well as the winding down from 1997 to 1998 of significant development and certification efforts.

The commercial satellite communications business accounted for approximately $1,205 of the Communications Systems segment revenues generated in the second quarter of 1998. The commercial satellite communications business provides Xpress Connection terminals to PSN as well as the ground segment for the multi media Asia (M2A) project. The ongoing economic and political turmoil in Asia could result in a material and adverse impact on this segment's revenues and operating results for the remainder of 1998.

Software Systems segment revenues increased $326 from $3,857 in the second quarter of 1997 to $4,183 in the second quarter of 1998, primarily due to work performed on contracts with certain new customers in this business. The increase in operating income of $411 from $653 of operating income in the second quarter of 1997 to $1,064 in the second quarter of 1998 was principally due to increased revenues and the impact of cost reductions made by the Company during 1997.

Revenues and operating performance in the Medical Sterilization and Food Pasteurization segment improved from $1,484 and $4 in the second quarter of 1997 to $3,221 and $432 in the second quarter of 1998, respectively. This improvement primarily relates to work being performed on contracts to provide in-house SureBeam sterilization systems.

In the Emerging Technologies segment, revenues declined $1,025 from $2,541 in the second quarter of 1997 to $1,516 in the second quarter of 1998 primarily due to the wind down of the Company's environmental consulting business during the first quarter of 1998 and due to the near completion of certain of the Company's contracts to build linear electron accelerators.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

In the Information Technologies segment, revenues and operating income declined from $72,977 and $8,748 in the six months ended June 30, 1997 to $70,495 and $7,696 in the six months ended June 30, 1998. The decline in revenues was primarily due to the redeployment of Department of Defense ("DOD") funding appropriations, which impacted certain work the Company performs for the U.S. Navy and due to a change in revenue mix to a more labor intensive mix compared to a more material intensive mix. The decline in operating performance was primarily due to the impact of the special acquisition related charges of $1,460 in 1998.

Revenues for the Communications Systems segment decreased $751 from $23,526 in the six months ended June 30, 1997 to $22,775 in the six months ended June 30, 1998, due primarily to the decreased shipments made on the Company's contract for a rural telephony system in Indonesia noted above. Segment operating performance improved $1,545 from an operating loss of $433 in the six months ended June 30, 1997 to operating income of $1,112 in the six months ended June 30, 1998. This improvement reflects the wind-down of significant development and certification expenditures incurred in the prior year.

Software Systems segment revenues decreased $222 from $7,896 in the six months ended June 30, 1997 to $7,674 in the six months ended June 30, 1998, however operating income increased $284 from $1,428 in the six months ended June 30, 1997 to $1,712 in the six months ended June 30, 1998. The increase in operating income resulted primarily from the impact of cost reduction measures taken by the Company in 1997.

Revenues and operating performance in the Medical Sterilization and Food Pasteurization segment improved from revenues of $2,629 and an operating loss of $22 in the six months ended June 30, 1997 to revenue of $5,168 and operating income of $640 in the six months ended June 30, 1998. This improvement primarily relates to work being performed on contracts to provide in-house SureBeam sterilization systems.

The Emerging Technologies segment revenues and operating performance declined from revenue and operating income of $5,701 and $254 in the six months of 1997 to revenue and an operating loss of $2,671 and $431 in the six months of 1998. This decline is primarily due to the wind down of the Company's environmental consulting business during the first quarter of 1998 and reduced margins related to wind-down costs incurred on certain of the Company's contracts to build linear electron accelerators.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, Titan used $4,502 for operating requirements. Significant cash uses include an increase in accounts receivable balances of $8,849 primarily in the Information Technologies and Communications Systems segments, an increase in inventories of $3,252 primarily related to government satellite communications and commercial rural telephony products, and the funding requirements for acquisition related charges of $1,460, accrued compensation obligations of $1,279 and other accrued obligations of $627.

Approximately $2,700 and $2,000 of the increase in receivables and inventory, respectively, is related to the commercial satellite communications business. Titan's aggregate investment in the commercial satellite communications business is reflected in the balance sheet primarily within the captions of Accounts Receivable, Inventories, and Property and Equipment and aggregates approximately $20,100 at June 30, 1998. The Company has negotiated a payment plan with its customer PSN for settlement of all amounts due from PSN, whereby PSN will make monthly installments over the next 15 months, with a balloon payment at the end of the term. In the event that PSN obtains financing from additional sources, the payment terms will be renegotiated at that time. The Company is continually assessing the impact of the recent events in Asia, including the currency devaluation in Indonesia, Malaysia, Taiwan and the Philippines, on its Communications Systems segment, and presently does not believe that there has been any significant impairment in its aggregate investment, as mentioned above, or in the segment's business.

Cash of $11,679, net of cash acquired, was used for the Company's acquisition of Validity Corporation. Cash was provided primarily by the Company's lines of credit ($8,660) and by the sale of investments ($4,499). On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million. The credit facility includes a five year $55 million working capital line of credit and a one year $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the outstanding line of credit balances with Titan's and Horizons' banks and for working capital purposes.

Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1998. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses and the expansion of the Company's bank line of credit as described above. Furthermore, the Company anticipates selling the assets of its broadband communications business in 1998, and is also exploring several equity alternatives as potential sources of capital. One of Titan's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If Titan is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or debt financings to fund the continued expansion of its operations and potential acquisitions of new technologies. Any additional equity or convertible debt financings could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area.

The Company has a 141,000 square foot manufacturing facility in Kissimmee, Florida which was obtained in the acquisition of DBA. The property has been held for sale since June 1996. A charge was recorded by DBA in the quarter ended December 31, 1997 to adjust the carrying value of the property to estimated fair market value. Management continues to actively market the property and regularly reviews it for further impairment. Management believes that the recorded value of the property continues to approximate estimated fair market value.

DBA also recorded a $3.0 million charge in the quarter ended September 30, 1997 in recognition of certain environmental matters including, but not limited to soil contamination and potential asbestos and lead based paint contamination at the Company's Kissimmee, Florida facility. These matters became known to DBA as a result of a limited environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed. The Company has commenced its pre cleanup activities, which are expected to continue through at least fiscal 1998.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, regarding entry into commercial business, reliance on a major software customer, and dependence on defense spending.

                              THE TITAN CORPORATION


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)(10) Credit Agreement, dated as of July 29, 1998, among, the Titan Corporation, a Delaware corporation, various financial institutions, from time to time parties thereto (the "LENDERS"), The Bank of Nova Scotia, as administrative agent for the Lenders, and Imperial Bank as documentation agent.
             (27.1) Financial Data Schedule for the six months ended June 30,
                    1998.
             (27.2) Restated Financial Data Schedule for the years ended
                    December 31, 1997 and 1996, and for the three month, six month and nine month periods ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively.
             (27.3) Restated Financial Data Schedule for the year December 31,
                    1995 and for the three month, six month and nine month periods ended March 31, 1996, June 30, 1996, and September 30, 1996, respectively.
          (b) During the three months ended June 30, 1998, and the subsequent period prior to filing this report on Form 10-Q, Registrant filed the following:
             (1) Current report on Form 8-K dated June 30, 1998, to report the consummation of the merger of Sunrise Acquisition Sub, Inc., a Delaware corporation ("Titan Sub") and a wholly-owned subsidiary of the Registrant, with and into Horizons Technology, Inc., ("Horizons") pursuant to an agreement and plan of merger and reorganization dated February 26, 1998, among the Registrant, Titan Sub, Horizons and certain stockholders of Horizons.
             (2) Amendment No. One on Form 8-K/A dated August 12, 1998, to amend the Form 8-K dated June 30, 1998, to provide certain required financial statements.

                              THE TITAN CORPORATION


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 14, 1998

                                THE TITAN CORPORATION





                                /s/ Eric M. DeMarco
                                ----------------------------------
                                By: Eric M. DeMarco
                                    Senior Vice President,
                                    Chief Financial Officer

                                /s/ Deanna H. Petersen
                                ----------------------------------
                                By: Deanna H. Petersen
                                    Corporate Controller
                                   (Principal Accounting Officer)