Form 10-Q
period 1998-09-30
TITAN CORP
filed 1998-11-16
CIK 32258

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
          EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1998
                               -----------------------------------------

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------
          EXCHANGE ACT OF 1934

For the transition period from                         to
                             -------------------------      -----------------

                             -------------------------

                                                Commission file number  1-6035
                                                                      ----------

                              The Titan Corporation
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                            95-2588754
    -------------------------------                           ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

3033 Science Park Road, San Diego, California                        92121
---------------------------------------------                  ----------------
    (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)            (619) 552-9500
                                                              ------------------

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

                                    Yes  X   No
                                       ----     ----
     The number of shares of registrant's common stock outstanding at November 10, 1998, was 32,875,757.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          -----------------   -----------------
                                            1998      1997       1998     1997
                                          --------  --------   --------  --------
Revenues................................. $ 68,662  $ 61,827   $195,911  $189,270
                                          --------  --------   --------  --------
Costs and expenses:
    Cost of revenues.....................   52,527    47,687    149,503   144,840
    Selling, general and administrative
      expense............................    8,296     9,155     24,590    25,807
   Research and development expense......      990     2,163      3,809     6,232
   Special acquisition related charges
      and other..........................    3,093     5,000      4,553     5,000
                                          --------  --------   --------  --------
      Total costs and expenses...........   64,906    64,005    182,455   181,879
                                          --------  --------   --------  --------

Operating profit (loss)..................    3,756    (2,178)    13,456     7,391
Interest expense.........................   (1,720)   (1,692)    (5,161)   (4,848)
Interest income..........................       73       261        261       671
                                          --------  --------   --------  --------
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle and income taxes.    2,109    (3,609)     8,556     3,214
Income tax provision.....................      759       645      3,168     2,869
                                          --------  --------   --------  --------
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle..................    1,350    (4,254)     5,388       345
Cumulative effect of change in
   accounting principle, net of taxes....      ---       ---    (17,728)      ---
Loss from discontinued operations,
   net of taxes..........................   (5,344)  (11,490)    (5,344)  (13,306)
                                          --------  --------   --------   -------

Net loss.................................   (3,994)  (15,744)   (17,684)  (12,961)
Dividend requirements on preferred stock.      176       219        605       655
                                          --------  --------   --------  --------

Net loss applicable to common stock...... $ (4,170) $(15,963)  $(18,289) $(13,616)
                                          --------  --------   --------  --------
                                          --------  --------   --------  --------
Basic earnings per share:
  Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle... $    .04  $   (.15)  $    .15  $   (.01)
  Cumulative effect of change in
     accounting principle................      ---       ---       (.57)      ---
  Loss from discontinued operations......     (.17)     (.38)      (.17)     (.45)
                                          --------   --------   -------- --------
  Net loss............................... $   (.13) $   (.53)  $   (.59) $   (.46)
                                          --------  --------   --------  --------
                                          --------  --------   --------  --------
  Weighted average shares.................  31,766    29,854     31,159    29,711
                                          --------  --------   --------  --------
                                          --------  --------   --------  --------
Diluted earnings per share:
  Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle... $    .04  $   (.15)  $    .15  $   (.01)
  Cumulative effect of change in
     accounting principle................      ---       ---       (.44)      ---
  Loss from discontinued operations......     (.17)     (.38)      (.13)     (.45)
                                          --------  --------   --------  --------
  Net loss............................... $   (.13) $   (.53)  $   (.42) $   (.46)
                                          --------  --------   --------  --------
                                          --------  --------   --------  --------
  Weighted average shares................   32,548    29,854     40,747    29,711
                                          --------  --------   --------  --------
                                          --------  --------   --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                  (in thousands, except shares and par values)

                                                    September 30,   December 31,
                                                         1998          1997
                                                    -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents....................... $  4,710         $ 11,353
   Investments.....................................      ---            4,499
   Accounts receivable - net.......................   86,585           69,508
   Inventories.....................................    9,107           17,633
   Net assets of discontinued operations...........      ---            1,802
   Prepaid expenses and other......................    2,172            2,707
   Deferred income taxes...........................   10,165            7,950
                                                    --------         --------
      Total current assets.........................  112,739          115,452
Property and equipment - net.......................   24,855           26,951
Goodwill - net.....................................   39,137           21,274
Other assets.......................................    6,319            8,639
Net assets of discontinued operations..............      780            3,552
                                                    --------         --------
   Total assets                                     $183,830         $175,868
                                                    --------         --------
                                                    --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit................................. $    ---         $ 21,880
   Accounts payable................................   20,278           14,919
   Acquisition debt................................    3,000              ---
   Current portion of long-term debt...............    1,298            1,266
   Accrued compensation and benefits...............   11,872           12,851
   Other accrued liabilities.......................    8,073            9,092
   Net liabilities of discontinued operations......    5,471              ---
                                                    --------         --------
      Total current liabilities....................   49,992           60,008
                                                    --------         --------
Long-term debt.....................................   30,769           37,565
Line of credit.....................................   39,000              ---
Other non-current liabilities......................   14,010           11,996
Series B cumulative convertible redeemable
   preferred stock, $-0- and $3,000 liquidation
   preference, 6% cumulative annual dividend,
   issued and outstanding: 0 and 500,000...........      ---            3,000
Stockholders' equity:
   Preferred stock: $1 par value, authorized
      2,500,000 shares:
       Cumulative convertible, $13,897 liquidation
         preference: 694,872 shares issued and
         outstanding...............................      695              695
       Series A junior participating: authorized
         250,000 shares: none issued...............      ---              ---
   Common stock: $.01 par value, authorized
      45,000,000 shares, issued and outstanding:
      32,833,158 and 31,152,330....................      327              311
   Capital in excess of par value..................   70,004           64,884
   Retained earnings (deficit).....................  (18,388)             ---
   Treasury stock (962,530 and 971,894 shares),
      at cost......................................   (2,579)          (2,591)
                                                    --------         --------
      Total stockholders' equity...................   50,059           63,299
                                                    --------         --------
   Total liabilities and stockholders' equity...... $183,830         $175,868
                                                    --------         --------
                                                    --------         --------

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)

                                                         Nine months ended
                                                           September 30,
                                                         ------------------
                                                          1998        1997
                                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations.............   $(12,340)   $    345
Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   (used for) operating activities, net of effects
   of businesses acquired:
      Depreciation and amortization..................      4,976       6,160
      Deferred income taxes and other................        (35)      1,119
      Poolings of interests..........................        (99)       (211)
      Cumulative effect of change in accounting
         principle...................................     17,728         ---
      Write-down of assets, investments and
         environmental accrual.......................        ---       5,000
      Changes in operating assets and liabilities,
         net of the effects of businesses acquired
         and business sold:
         Accounts receivable.........................    (14,089)     (4,650)
         Inventories.................................     (2,198)        678
         Prepaid expenses and other assets...........      1,167      (1,531)
         Accounts payable............................      3,815       1,234
         Accrued compensation and benefits...........     (1,659)       (966)
         Restructuring activities....................        ---        (815)
         Other liabilities...........................     (4,703)     (4,302)
                                                        --------    --------
Net cash provided by (used for)
   continuing operations.............................     (7,437)      2,061
                                                        --------    --------
Loss from discontinued operations....................     (5,344)    (13,306)
Changes in net assets of discontinued operations ....      2,843       5,221
                                                        --------    --------
Net cash used for discontinued operations............     (2,501)     (8,085)
                                                        --------    --------
Net cash used for operating activities...............     (9,938)     (6,024)
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures.................................     (1,834)     (3,388)
Acquisition of business, net of cash acquired........    (11,679)        ---
Purchase of investments..............................        ---     (12,321)
Sale of investments..................................      4,499       9,483
Other................................................       (298)        320
                                                        --------    --------
Net cash used for investing activities...............     (9,312)     (5,906)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to debt....................................     17,120      14,751
Retirements of debt..................................     (1,406)     (4,285)
Redemption of Series B preferred stock...............     (3,000)        ---
Dividends paid.......................................       (605)       (655)
Proceeds from stock issuances........................        631         347
Other................................................       (133)       (522)
                                                        --------    --------
Net cash provided by financing activities............     12,607       9,636
                                                        --------    --------

Net decrease in cash and cash equivalents............     (6,643)     (2,294)
Cash and cash equivalents at beginning of period.....     11,353       5,614
                                                        --------    --------

Cash and cash equivalents at end of period...........   $  4,710    $  3,320
                                                        --------    --------
                                                        --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE TITAN CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (in thousands of dollars, except per share data)

                                        Cumulative                  Capital
                                        Convertible                in Excess     Retained
                                        Preferred      Common        of Par      Earnings     Treasury
                                          Stock         Stock        Value       (Deficit)      Stock       Total
                                      ------------  ----------    ---------     -----------  -----------  ---------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Balances at December 31, 1997          $    695      $   311        $ 64,884      $    ---    $  (2,591)   $ 63,299
   Poolings of interests                                                               (99)                     (99)
   Conversion of subordinated
      debentures                                          15           5,343                                  5,358
   Stock repurchase                                       (1)           (752)                                  (753)
   Conversion of warrants                                  1             349                                    350
   Exercise of stock options and
      other                                                1             280                         12         293
   Shares contributed to employee
      benefit plans                                                     (100)                                  (100)
   Dividends on preferred stock -
      Cumulative convertible, $.75
        per share                                                                     (521)                    (521)
      Series B, 6% annual                                                              (84)                     (84)
   Net loss                                                                        (17,684)                 (17,684)
                                       --------      -------        --------      --------     ---------   --------
Balances at September 30, 1998         $    695      $   327        $ 70,004      $(18,388)    $ (2,579)   $ 50,059
                                       --------      -------        --------      --------     ---------   --------
                                       --------      -------        --------      --------     ---------   --------

NINE MONTHS ENDED SEPTEMBER 30, 1997
Balances at December 31, 1996          $    695      $   303        $ 62,553      $ 19,421     $(2,960)    $ 80,012
   Pooling of interests                                                 (545)          695         545          695
   Stock issued for acquisition                            3             503                                    506
   Exercise of stock options
      and other                                                          384           (64)       (545)        (225)
   Shares contributed to employee
      benefit plans                                                       14                       331          345
   Dividends on preferred stock -
      Cumulative convertible, $.75
        per share                                                                     (521)                    (521)
      Series B, 6% annual                                                             (134)                    (134)
   Net loss                                                                        (12,961)                 (12,961)
                                       --------      -------        --------      --------     ---------   --------
Balances at September 30, 1997         $    695      $   306        $ 62,909      $  6,436    $ (2,629)    $ 67,717
                                       --------      -------        --------      --------     ---------   --------
                                       --------      -------        --------      --------     ---------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

              (Dollar amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("the Company" or "Titan") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 1997 and DBA Systems, Inc.'s ("DBA") Annual Report on Form 10-K for the year ended June 30, 1997. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position and results of operations for the periods presented. However, these results are not necessarily indicative of results for a full year. The prior year financial statements have been restated to reflect three mergers in 1998 (see Note 2). Additionally, certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

NEW ACCOUNTING STANDARDS. In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The adoption of the accounting and disclosure provisions of SFAS 130 has had no impact on the Company's financial statements, as comprehensive income is the same as net income for all periods presented herein.

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

In April 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. Prior to the issuance of SOP 98-5, companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. SOP 98-5 broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation.

The Company adopted SOP 98-5 in the current quarter ended September 30, 1998, recording a one-time, non-cash charge reflected as the cumulative effect of a change in accounting principle of $17,728, net of an estimated tax benefit of $1,970. The charge primarily represents previously capitalized start-up costs incurred in the Company's broadband communications business and deferred pre-contract costs as well as non-recurring engineering costs previously carried in inventory in accordance with SOP 81-1 in the Company's Communications Systems segment. As required by SOP 98-5, the cumulative charge is reflected as if recorded at the beginning of the current year.

NOTE (2)  MERGERS AND ACQUISITION

On August 24, 1998, the Company consummated a merger with VisiCom, Laboratories, Inc. ("VisiCom"), a California Corporation, in a stock-for-stock transaction. VisiCom specializes in information technology solutions and has become part of Titan's Emerging Technologies segment. Titan issued approximately 4,168,000 shares of common stock in exchange for all the outstanding shares of VisiCom and assumed VisiCom stock options representing approximately 593,200 shares of Titan common stock, based on an exchange ratio of .4465 shares of Titan common stock for each share of VisiCom's common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

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

The special charges of $3,093 and $4,553 in the three and nine months ended September 30, 1998, respectively, primarily represent the costs and expenses related to these mergers.

In connection with the merger with Delfin Systems in October 1998 (see Note
6), the Company will record the costs related to this transaction during the fourth quarter of 1998. In addition, the Company is currently developing an integration plan which will include, but not be limited to, the consolidation and closure of duplicate facilities, centralization of administrative functions and the consolidation of management information systems. The Company will record a charge in the fourth quarter of 1998 for such costs related to this integration plan.

In connection with its acquisition of DBA, Titan acquired land and a building which are included in other non-current assets. DBA recorded a $2.0 million charge in its quarter ended September 30, 1997 to recognize an impairment in the value of this asset. Management is actively marketing the property for sale through various channels and believes that the carrying value of this asset, as reflected in the accompanying financial statements for the quarter ended September 30, 1998, is stated at an amount that is fully recoverable.

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

Effective January 1, 1998, VisiCom's March 31, Horizons' January 31 and DBA's June 30 fiscal year-ends have been changed to coincide with the Company's year-end. The 1997 financial statements presented have been restated to include the combined results of operations, financial position and cash flows of VisiCom, Horizons and DBA as if the mergers had occurred at the beginning of the periods presented.

The combining periods of Titan, DBA, Horizons and VisiCom are as follows:


                             Fiscal Year 1996
                           ----------------------------------
Titan                      Fiscal year ended December 1996
DBA                        Fiscal year ended June 1996
Horizons                   Fiscal year ended January 1997
VisiCom                    Fiscal year ended March 1997

                              Fiscal 1997 Quarterly Periods
                           --------------------------------------
                           Q1 '97     Q2 '97    Q3 '97     Q4 '97
                           --------   -------   --------   -------
Titan                      March 97   June 97   Sept. 97   Dec. 97
DBA                        March 97   June 97   Sept. 97   Dec. 97
Horizons                   April 97   July 97   Oct.  97   Jan. 98
VisiCom                    June  97   Sept.97   Dec.  97   Mar. 98

A pooling of interests adjustment has been made in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the nine months ended September 30, 1997 to reflect the activity for DBA in the six months ended December 31, 1996, as reported in DBA's Form 10-Q for the fiscal quarter ended December 31, 1996. The poolings of interests adjustments in the consolidated statement of cash flows and consolidated statement of stockholders' equity for the nine months ended September 30, 1998, reflect the activity for Horizons for the month ended January 31, 1998, and the activity for VisiCom for the three months ended March 31, 1998, included in Titan's results of operations in both the year ended December 31, 1997, and the nine months ended September 30, 1998. Revenues from continuing operations for VisiCom for the three months ended March 31, 1998, were $8,413. Revenues from continuing operations for Horizons for January 1998 were $2,032.

The separate and combined results of Titan, DBA, Horizons and VisiCom in 1997 are as follows:

                        Three months ended    Nine months ended
                        September 30, 1997    September 30, 1997
                        ------------------    ------------------
      Revenues:

        Titan               $  41,973            $ 127,212
        DBA                     5,665               19,449
        Horizons                5,955               19,661
        VisiCom                 8,234               22,948
                              -------              -------
         Combined           $  61,827            $ 189,270
                              -------              -------
                              -------              -------

      Net income (loss):

        Titan               $   1,537            $   3,030
        DBA                    (3,816)              (2,726)
        Horizons                   78                  262
        VisiCom               (13,543)             (13,527)
                              -------              -------
         Combined           $ (15,744)           $ (12,961)
                              -------              -------
                              -------              -------

On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), a California corporation, for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million, subject to post-closing adjustments, if any, due and payable March 31, 1999, and bearing interest at the prime rate. The transaction has been accounted for as a purchase; accordingly, the consolidated balance sheet includes Validity as of

September 30, 1998. The excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $18.7 million as of September 30, 1998, based on net assets acquired of $560. Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998.

NOTE (3)  DISCONTINUED OPERATIONS

In April 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year. In the third quarter of 1998, the Company concluded negotiations with certain investors resulting in a cash payment in October of $1,800 for licensing of the broadband technology. During the first quarter of 1998, the Company received approximately $2,600 as settlement of certain contingencies related to the broadband patents and intangibles as well as initial payments related to licensing the technology. As a result of the conclusion of these negotiations and the periodic review by management of the realizability of further proceeds from the sale of the technology, the remaining net assets of the broadband business were written off in the quarter ended September 30, 1998, resulting in a pre-tax charge to loss from discontinued operations of $4,638. Additionally, approximately $7,200 in start-up costs were written off in the cumulative effect of the change in accounting principle discussed above.

In addition to the discontinued operations of the broadband business as discussed above, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan in 1998. These discontinued operations include the ceramic board business of VisiCom and the commercial software business of Horizons. The decisions to dispose or otherwise wind down these operations were made by the separate Boards of Directors of the respective acquired companies prior to entering into any dicussions with Titan regarding the potential acquisitions of these entities by Titan. All periods presented reflect these specific operations as discontinued operations. Revenue for these discontinued operations aggregated $3,200 and $2,814 for the three months and $8,099 and $5,768 for the nine months ended September 30, 1998 and 1997, respectively, and losses attributable to these discontinued operations aggregated $1,234 and $11,490 and $5,027 and $12,964 for the same respective periods. Such losses are net of tax benefits of $174 and $822 for the three and nine months ended September 30, 1997. Aggregate charges for costs to be incurred in future periods in connection with the winding down of these operations amounted to approximately $6,800, substantially all of which was recorded by the acquired companies in the last quarter of 1997. Additionally, a pre-tax charge of $1,300 was taken in the third quarter of 1998 based on management's most recent review of estimated wind-down costs. Net liabilities of discontinued operations at September 30, 1998 consist primarily of accrued liabilities of approximately $12,000, primarily accruals for wind down costs, net of current assets of approximately $6,500. The current assets are composed primarily of accounts receivable and inventory. Long-term net assets of discontinued operations are primarily fixed assets.

NOTE (4)  DEBT

On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million, replacing the existing line of credit agreement. The credit facility includes a five year $55 million working capital line of credit and a one year $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the outstanding line of credit balances with Titan's and Horizons' banks and for working capital purposes. Also, as part of the terms of the merger with VisiCom discussed in Note 2, Titan retired VisiCom's bank line of credit of $4,980 in August 1998.

At September 30, 1998, borrowings outstanding under the working capital line of credit were $39,000, at a weighted average interest rate of 7.396% and commitments under letters of credit reducing availability under this agreement were $950. At September 30, 1998, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5)  OTHER FINANCIAL DATA

                                   September 30,     December 31,
                                      1998              1997
                                   -------------    -------------
Inventories:

   Materials                        $  3,862         $  3,269
   Work-in-process                     3,098           12,400
   Finished goods                      2,147            1,964
                                      ------           ------
                                    $  9,107         $ 17,633
                                      ------           ------
                                      ------           ------

Supplemental disclosure of cash payments is as follows:

                          Three months ended        Nine months ended
                             September 30 ,           September 30,
                          ------------------      -------------------
                           1998        1997         1998        1997
                          -------    -------      -------     -------
   Interest               $   761    $   729      $ 4,080     $ 3,681
   Income taxes                26         69          872         407

During the nine month period ended September 30, 1997, the Company utilized treasury stock of $345 for benefit plan funding and contributions.

The following tables summarize revenues and operating profit (loss) by industry segment for the three and nine month periods ended September 30, 1998 and 1997:

                                            Three months ended    Nine months ended
                                               September 30 ,        September 30,
                                            ------------------    ------------------
                                             1998        1997      1998        1997
                                            ------      ------    ------      ------
Revenues:
   Information Technologies                $40,299     $33,449  $110,794    $106,426
   Software Systems                          5,568       4,310    13,242      12,206
   Medical Sterilization and
     Food Pasteurization                     1,933       1,719     7,101       4,348
   Communications Systems                   10,373      11,306    33,148      34,832
   Emerging Technologies and Businesses     10,489      11,043    31,626      31,458
                                            ------      ------    ------      ------
                                           $68,662     $61,827  $195,911    $189,270
                                            ------      ------    ------      ------
                                            ------      ------    ------      ------

Operating Profit (Loss):
   Information Technologies                $ 2,818     $(1,133) $ 10,658    $  7,613
   Software Systems                          1,465       1,192     3,232       2,620
   Medical Sterilization and
     Food Pasteurization                       203         (64)      843         (86)
   Communications Systems                      (11)       (373)    1,101        (806)
   Emerging Technologies and Businesses      1,602        (843)    2,074         507
                                            ------      ------    ------      ------

Segment operating profit (loss) before
   Corporate                                 6,077      (1,221)   17,908       9,848
Corporate                                   (2,321)       (957)   (4,452)     (2,457)
                                            ------      ------    ------      ------
                                           $ 3,756     $(2,178)  $13,456     $ 7,391
                                            ------      ------    ------      ------
                                            ------      ------    ------      ------

The operating profit of the Information Technologies segment for the three and nine months periods ended September 30, 1998, reflects $929 and $2,389 of special charges representing costs and expenses of the mergers with Horizons, and with Horizons and DBA, respectively (see Note 2). In both the three and nine month periods in 1997, the Information Technologies segment operating results reflects the $2.0 million and $3.0 million charges at DBA for impairment of real estate held for sale and reserves for environmental matters, respectively, as discussed in Note 2. Corporate expenses in the three and nine months periods ended September 30, 1997 include other charges of $275 related to other merger-related expenses.

On June 18, 1998, the Company withdrew its registration statement for the proposed initial public offering of common stock of Linkabit Wireless, Inc., a wholly owned subsidiary of the Company. The registration statement was withdrawn due to unfavorable market conditions for initial public offerings. The operating results for the three and nine months ended September 30, 1998 in the Communications Systems segment reflect $886 in costs and expenses related to the registration statement.

The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

                         Three months ended Sept. 30, 1998     Three months ended Sept. 30, 1997
                         ----------------------------------    ---------------------------------
                          Income      Shares      Per-Share     Income      Shares      Per-Share
                        (Numerator) (Denominator)   Amounts   (Numerator) (Denominator)   Amounts
                        ----------- ------------- ---------   ----------- ------------- ---------
Income (loss) from
  continuing operations   $1,350                               $(4,254)
Less preferred
  stock dividends           (176)                                 (219)
                           -----                                 -----

Basic EPS:
Income (loss) from
  continuing operations
  available to
  common stockholders      1,174       31,766     $  .04        (4,473)      29,854     $ (.15)

Effect of
  dilutive securities:

Stock options                 --          782       (.00)           --           --         --
Warrants                      --           --         --            --           --         --
Debentures                    --           --         --            --           --         --
                           -----       ------     ------         -----       ------     ------

Diluted EPS:
Income (loss) from
  continuing operations
  available to
  common stockholders
  plus assumed
  conversions             $1,174       32,548    $   .04       $(4,473)      29,854    $  (.15)
                           -----       ------     ------         -----       ------     ------
                           -----       ------     ------         -----       ------     ------

                         Nine months ended Sept. 30, 1998      Nine months ended Sept. 30, 1997
                         ----------------------------------    --------------------------------
                          Income      Shares      Per-Share     Income      Shares     Per-Share
                        (Numerator) (Denominator)   Amounts   (Numerator) (Denominator)  Amounts
                        ----------- ------------- ---------   ----------- ------------- ---------
Income from
  continuing operations   $5,388                                $  345
Less preferred
  stock dividends           (605)                                 (655)
                           -----                                 -----

Basic EPS:
Income (loss) from
  continuing operations
  available to
  common stockholders      4,783       31,159     $  .15          (310)      29,711     $ (.01)

Effect of
  dilutive securities:
Stock options                 --          757       (.00)           --           --         --
Warrants                      --           32       (.00)           --           --         --
Debentures                 1,304        8,799       (.00)           --           --         --
                           -----       ------     ------         -----       ------     ------

Diluted EPS:
Income from
  continuing operations
  available to
  common stockholders
  plus assumed
  conversions             $6,087       40,747    $   .15        $ (310)      29,711    $  (.01)
                           -----       ------     ------         -----       ------     ------
                           -----       ------     ------         -----       ------     ------

In the three and nine months ended September 30, 1998, respectively, options to purchase 850,300 and 336,060 shares of common stock at prices ranging from $5.63 to $9.50 and $6.19 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. Options were not included in the computation of diluted EPS in the three and nine months ended September 30, 1997, as the effect would have been anti-dilutive. In all periods in both 1998 and 1997, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

In 1998 and 1997, 333,333 common shares that could result from the conversion of Series B Cumulative Convertible Redeemable Preferred Stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive. In June 1998, the Company redeemed 416,667 shares of this stock at $6.00 per share. In July 1998, the Company redeemed the remainder of this stock. Also anti-dilutive in the nine months ended September 30, 1997, were warrants outstanding for 100,000 common shares. The warrants were exercised in June 1998.

NOTE (6)  SUBSEQUENT EVENT

On October 23, 1998, the Company consummated a merger with Delfin Systems ("Delfin"), a California corporation, whereby Delfin became a wholly-owned subsidiary of The Titan Corporation in a stock-for-stock transaction. Delfin provides systems engineering and program management services, signal intelligence systems, computer systems integration and high-end software, and will be included in Titan's Information Technologies segment. Titan will issue approximately 3,628,000 shares of Titan common stock in exchange for all the outstanding shares of Delfin common stock and assume Delfin stock options representing approximately 822,600 shares of Titan common stock, based on an exchange ratio of approximately .5021 shares of Titan common stock for each share of Delfin stock. The merger constituted a tax-free reorganization and will be accounted for as a pooling of interests.

                              THE TITAN CORPORATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                          (Dollar amounts in thousands,
                             except per share data)

RESULTS OF OPERATIONS

Consolidated results:

Revenues for the third quarter of 1998 increased from $61,827 in the third quarter of 1997 to $68,662. Revenues for the nine months ended September 30 were $195,911 and $189,270 in 1998 and 1997, respectively. In both the third quarter and nine months ended September 30, 1998 compared to the corresponding periods of 1997, the Information Technologies, Software Systems and Medical Sterilization and Food Pasteurization segments reported increased revenues and operating income. The Company reported net losses of $3,994 and $17,684 for the third quarter and nine months of 1998 compared to $15,744 and $12,961 for the third quarter and nine months of 1997. Included in the third quarter and nine months ended September 30, 1998 are special acquisition related transaction charges of $3,093 and $4,553, respectively. Non-recurring charges related to the write-down of certain assets and accruals for certain environmental liabilities of $5,000 are included in the third quarter and nine months ended September 30, 1997. Included in the third quarter and nine months of 1998 and 1997 is a loss from discontinued operations of $5,344 and $11,490 and $5,344 and $13,306, respectively. In addition, the Company adopted Statement of Position (SOP) 98-5 in the third quarter of 1998, which resulted in a one-time, non-cash write-off of $17,728, net of an estimated tax benefit of $1,970, of capitalized start-up costs in the first quarter as a cumulative effect of a change in accounting principle.

Income from continuing operations in the third quarter and nine months of 1998 was $1,350 and $5,388, respectively, compared to a loss of $4,254 and income of $345 in the third quarter and nine months of 1997. This difference was primarily due to the impact of the changes in revenues noted above, as well as the impact of the special merger related expenses in 1998 and other charges related to the write-down of certain assets in 1997.

Selling, general and administrative expense ("SG&A") as a percentage of revenue decreased from 15% in the third quarter of 1997 to 12% for the same period in 1998, and from 14% in the nine months of 1997 to 13% for the same period in 1998. These decreases were due primarily to the impact of ongoing cost reduction measures taken across all business segments. Research and development costs ("R&D") decreased overall from $2,163 in the third quarter of 1997 to $990 for the same period in 1998, and from $6,232 for the nine months of 1997 to $3,809 for the same period in 1998. This change was primarily due to the completion of certain development and certification efforts in the Communications Systems segment in early 1998.

Net interest expense increased $216 and $723 in the third quarter and nine months ended September 30, 1998 compared to the comparable periods of 1997, primarily from interest related to increased borrowings on the Company's line of credit.

The income tax provision is a 36% and 37% effective rate in the third quarter and nine months of 1998 compared to a 118% and 89% effective rate in the third quarter and nine months of 1997, respectively. The effective rates recorded in 1997 were substantially and negatively impacted by the inability to deduct for tax purposes certain write-offs recorded primarily by companies acquired by Titan. These effective rates approximate the expected combined federal and state statutory rates, less expected credits, primarily R&D credits.

Business Segments:

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

In the Information Technologies segment, revenues grew $6,850, from $33,449 in the third quarter of 1997 to $40,299 in the third quarter of 1998. The increase in revenues is principally due to the revenues generated by the acquired business Validity, which was acquired in March 1998. Operating income increased $3,951 from an operating loss of $1,133 in the third quarter of 1997 to income of $2,818 in the third quarter of 1998. Included in the third quarter of 1998 are special acquisition charges of $929 related to the Horizons merger, and, included in the third quarter of 1997 results are charges of $5,000 related to the write down of certain assets of DBA to net realizable value and the recognition of environmental liabilities. Excluding the impact of these special charges and write downs, operating income decreased slightly from $3,867 in the third quarter of 1997 to $3,747 in 1998. The change was due primarily to the impact of certain non-recurring credits which were recorded in 1997.

Software Systems segment revenues increased $1,258 from $4,310 in the third quarter of 1997 to $5,568 in the third quarter of 1998, primarily due to increased work performed on contracts with existing customers of this segment. The increase in operating income of $273 from $1,192 of operating income in the third quarter of 1997 to $1,465 in the third quarter of 1998 was principally due to increased revenues.

Revenues and operating performance in the Medical Sterilization and Food Pasteurization segment improved from revenue of $1,719 and an operating loss of $64 in the third quarter of 1997 to revenue of $1,933 and operating income of $203 in the third quarter of 1998, respectively. This improvement primarily relates to work performed on the Company's two contracts awarded in late 1997 to provide in-house SureBeam sterilization systems.

Revenues in the Communications Systems segment decreased $933 from $11,306 in the third quarter of 1997 to $10,373 in the third quarter of 1998, due to decreased shipments made on the Company's contract with PT. Pasifik Satelit Nusantara (PSN) to provide rural telephony terminals for a system in Indonesia. This was partially offset by increased revenues recorded on the Company's Mini-DAMA production contract. Operating performance for this segment improved from an operating loss of $373 in the third quarter of 1997 to $11 in the third quarter of 1998, principally due to increased margins, as well as the winding down from 1997 to 1998 of significant development and certification efforts. Operating results for the third quarter of 1998 include special charges of $886 related to costs incurred to file a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of 2,700,000 shares of Linkabit Wireless common stock that the Company has subsequently withdrawn. Excluding the impact of these charges, operating performance improved

$1,248 from an operating loss of $373 in the third quarter of 1997 to operating income of $875 in the third quarter of 1998.

The commercial satellite communications business accounted for approximately $619 of the Communications Systems segment revenues generated in the third quarter of 1998. The commercial satellite communications business provides Xpress Connection terminals to PSN as well as the ground segment for the multi media Asia (M2A) project. The ongoing economic and political turmoil in Asia could result in a material and adverse impact on this segment's revenues for the remainder of 1998.

In the Emerging Technologies segment, revenues declined $554 from $11,043 in the third quarter of 1997 to $10,489 in the third quarter of 1998 primarily due to the wind down of the Company's environmental consulting business during the first quarter of 1998, partially offset by increased revenues in the Company's VisiCom business. Operating performance improved $2,445 from an operating loss of $843 in the third quarter of 1997 to operating income of $1,602 in the third quarter of 1998. This improvement primarily resulted from the impact of the increased revenues noted above, the impact of a favorable product mix, as well as the recognition of certain non-recurring license fees. Included in the third quarter of 1998 operating results are special acquisition charges of $1,003 related to the VisiCom merger. Excluding the impact of these charges, operating performance improved from an operating loss of $843 to operating income of $2,605.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

In the Information Technologies segment, revenues and operating income increased from $106,426 and $7,613 in the nine months ended September 30, 1997 to $110,794 and $10,658 in the nine months ended September 30, 1998. The increase in revenues was primarily due to the revenues generated by the acquired business Validity, offset partially by the impact of the redeployment of Department of Defense ("DOD") funding appropriations, which impacted certain work the Company performs for the U.S. Navy. Included in the nine months ended September 30, 1998 are special acquisition charges of $2,389 related to the DBA and Horizons mergers, and, included in the nine months ended September 30, 1997 results are charges of $5,000 related to the write down of certain assets of DBA to net realizable value and the recognition of environmental liabilities. Excluding the impact of these special charges and write downs, operating income increased from $12,613 in the nine months of 1997 to $13,047 in 1998. The increase was due primarily to the impact of the increased revenues noted above.

Software Systems segment revenues and operating income increased $1,036 and $612, from $12,206 and $2,620 in the nine months ended September 30, 1997 to $13,242 and $3,232 in the nine months ended September 30, 1998, respectively. This growth primarily resulted from work performed on contracts with certain new customers in this business.

Revenues and operating performance in the Medical Sterilization and Food Pasteurization segment improved from revenues of $4,348 and an operating loss of $86 in the nine months ended September 30, 1997 to revenues of $7,101 and operating income of $843 in the nine months ended September 30, 1998. This improvement primarily relates to work performed on the Company's two contracts awarded in late 1997 to provide in-house SureBeam sterilization systems and the near completion of an in-house sterilization system awarded in early 1997.

Revenues for the Communications Systems segment decreased $1,684 from $34,832 in the nine months ended September 30, 1997 to $33,148 in the nine months ended September 30, 1998, due primarily to the decreased shipments made on the Company's contract for a rural telephony system in Indonesia noted above, offset partially by increased revenues generated on the Company's Mini-DAMA contract. Segment operating performance improved
$1,907 from an operating loss of $806 in the nine months ended September 30, 1997 to operating income of $1,101 in the nine months ended September 30, 1998. This improvement reflects the wind-down of significant development and certification expenditures incurred in the prior year, as well as the impact of the increased revenues on the Mini-DAMA contract. Operating results for the nine months ended September 30, 1998 include special charges of $886 related to costs incurred to file the withdrawn registration statement with the SEC noted above. Excluding the impact of these charges, operating performance improved $2,793 from an operating loss of $806 in the nine months ended September 30, 1997 to operating income of $1,987 in the nine months ended September 30, 1998.

The Emerging Technologies segment revenues and operating performance improved from revenues and an operating income of $31,458 and $507 in the nine months ended September 30, 1997 to $31,626 and $2,074 in the nine months ended September 30, 1998, respectively. Increased revenues from the VisiCom business were offset primarily by the wind down of the Company's environmental consulting business during the first quarter of 1998 and, to a lesser extent, due to the near completion of certain of the Company's contracts to build linear electron accelerators. The operating performance improvement primarily resulted from the impact of the increased revenues noted above, the impact of a favorable product mix, as well as the recognition of certain non-recurring, non-refundable license fees. Included in the nine months ended September 30, 1998 operating results are special acquisition charges of $1,003 related to the VisiCom merger. Excluding the impact of these charges, operating income improved from $507 in the nine months ended September 30, 1997 to $3,077 in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, Titan used $7,437 for the operating requirements of continuing operations. Significant cash uses include an increase in accounts receivable balances of $14,089 primarily in the Information Technologies and Communications Systems segments due primarily to contractual billing terms, funding requirements for acquisition related charges of $4,553, an increase in inventories of $2,198 primarily related to commercial rural telephony products and digitized fingerprint scanners, and the funding requirements for accrued compensation obligations of $1,659.

Approximately $1,000 and $2,500 of the increase in receivables and inventory, respectively, is related to the commercial satellite communications business. Titan's aggregate investment in the commercial satellite communications business is reflected in the balance sheet primarily within the captions of Accounts Receivable, Inventories, and Property and Equipment and aggregates approximately $7,600 at September 30, 1998. The Company has negotiated a payment plan agreement with its customer PSN for settlement of all amounts due from PSN. The payment plan agreement provides for an immediate payment by PSN of $1,000, with the remaining balance to be paid in equal installments of $3,907 on September 30, 1999 and September 30, 2000. All outstanding balances will accrue interest at 10% per annum. At any time prior to the payment of the obligations in full, the Company may elect to convert all or a portion of the principal and interest on each payment obligation due into common stock of PSN, based on its then current market value. In addition, if at any time after the execution of this agreement, PSN sells any of its interest in its wholly owned subsidiary, subject to another third party obligation, PSN will immediately pay the lesser of the $3,907 or the total of the amount of the outstanding balance. In the event that

PSN obtain financing from additional sources, the payment terms will be renegotiated at that time. The Company is continually assessing the impact of the recent events in Asia, including the currency devaluation in Indonesia, Malaysia, Taiwan and the Philippines, on its Communications Systems segment, and presently does not believe that there has been any significant impairment in its aggregate investment, as mentioned above. However, there can be no assurance that PSN will be able to satisfy their debt to Titan in accordance with the extended terms.

Cash of $11,679, net of cash acquired, was used for the Company's acquisition of Validity Corporation. Cash was provided primarily by the Company's lines of credit ($17,120), by the sale of investments ($4,499), and by receipts and receivables for licensing the technology of its broadband communications business ($4,395). On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million. The credit facility includes a five year $55 million working capital line of credit and a one year $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the outstanding line of credit balances with Titan's and Horizons' banks and for working capital purposes. Also, as part of the terms of Titan's merger with VisiCom, Titan retired VisiCom's bank line of credit of $4,980 in August 1998.

Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1998. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses and the Company's expanded bank line of credit as described above. One of Titan's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If Titan is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or debt financings to fund the continued expansion of its operations and potential acquisitions of new technologies. Any additional equity or convertible debt financings could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area.

The Company has a 141,000 square foot facility in Kissimmee, Florida, which was obtained in the acquisition of DBA. The property has been held for sale since June 1996. A charge was recorded by DBA in the quarter ended December 31, 1997 to adjust the carrying value of the property to estimated fair market value. Management continues to actively market the property and regular reviews it for further impairment. Management believes that the recorded value of the property continues to approximate estimated fair market value.

DBA also recorded a $3.0 million charge in the quarter ended September 30, 1997 in recognition of certain environmental matters including, but not limited to soil contamination and potential asbestos and lead based paint contamination at the Company's Kissimmee, Florida facility. These matters became known to DBA as a result of a limited environmental study performed as part of Titan's acquisition due diligence process. The accrual has been recorded in accordance with

SFAS No. 5 and SOP 96-1 and represents an initial estimate, which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of remediation work to be performed. The Company has commenced its pre cleanup activities, which are expected to continue through at least fiscal 1998.

IMPACT OF THE YEAR 2000 ISSUE: We have implemented a Year 2000 compliance program to address our current hardware and software products and development tools and all of our major computing information systems networks, desktop systems and infrastructure. In addition, we are contacting business associates such as our third party vendors, business partners, contractors and service providers to assess their level of readiness.

Our Software Systems group provides Year 2000 services to other companies so we are using internal expertise to develop and implement our program. We are using the same common project methodologies that we use for our customers' programs. We are in the process of assessing whether all of our business unit products and services are Year 2000 compliant. Because we are in an information technology company, we have been sensitive to Year 2000 issues for a number of years. We do not expect our current products or services to have material Year 2000 issues. In some cases, our government customers have contracted with us to modify our older products to be Year 2000 compliant. Our products are not sold under extended warranties so we do not expect that we will have to spend any material amounts to make any of our prior products Year 2000 compliant. However, we are in the process of assessing all of our products, including the products of our recently acquired businesses and we cannot be certain that Year 2000 issues will not arise.

As part of the program, we are reviewing all of the internally developed and third party software that we use for accounting, manufacturing process and other business functions. Because of our history of acquisitions, we have a number of business units that use different systems; some of which we know are not Year 2000 compliant. Based upon our assessment, we may elect to move business units to other Year 2000 compliant systems that we currently use as part of an overall plan to consolidate the number of different systems being used. We estimated the cost of moving business units to new systems will range from $3 million to $5 million, of which only approximately 30% is related to the replacement of non-compliant systems. Some of our business units may use internal resources to convert legacy application systems to be Year 2000 compliant. Finally, many of our government contracts related business units use an accounting package that is not currently Year 2000 compliant. We understood that our supplier will release a Year 2000 compliant version during the fourth quarter of 1998. Under our maintenance agreement, we will receive the upgrade at no additional cost. We expect to incur any material Year 2000 related costs during fiscal year 1999. These fiscal 1999 costs could have a material adverse effect on our financial position, results of operations or cash flows. If we cannot timely correct all Year 2000 problems, these problems also may cause material adverse effects on our financial position, results of operations or cash flows.

After we complete the assessment of our Year 2000 readiness, we plan on developing contingency plans in the event that our internal systems or our third party business associates' systems are not timely corrected.

Finally, we have formed a Year 2000 steering committee to monitor implementation of our overall program and the plans of each of the business units. Each business unit has formed a steering committee to develop and implement compliance plans.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Form S-3 Registration Statement No. 333-66149 filed October 26, 1998, regarding entry into commercial business, risk of international operations, and dependence on defense spending.

                              THE TITAN CORPORATION

                           PART II - OTHER INFORMATION

ITEM 2. (c) CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  On August 24, 1998, the Titan Corporation consummated a merger with VisiCom Laboratories, Inc. ("VisiCom") in a stock for stock transaction. Titan issued 4,167,833 shares of its common stock for all of the outstanding shares of VisiCom stock based on an exchange ratio of 0.447 shares of Titan common stock for each share of VisiCom stock. The shares were issued in a private transaction under Sec. 4(2) under the Securities Act of 1933 as amended. Each shareholder represented that such shareholder acquired the shares for investment without a view toward distribution.

ITEM 4. (a) AND (c) SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS.
                  At a Special Meeting of Stockholders held on October 21, 1998, the following matter was submitted and approved by shareholders:

                  Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 45,000,000 to 100,000,000.

                  Affirmative Votes          15,215,716
                  Negative Votes              3,702,258
                  Abstaining                     78,474

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a)(3.1) Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998. The Registrant's Restated Certificate of Incorporation dated as of November 6, 1998, which was Exhibit 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. The Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

        (27.1) Financial Data Schedule for the nine months ended September 30, 1998.

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

        (b) During the three months ended September 30, 1998, and the subsequent period prior to filing this report on Form 10-Q, Registrant filed the following:

            (1) Current report on Form 8-K dated October 23, 1998, to report the consummation of a merger pursuant to which Delfin Systems, a California corporation ("Delfin") became a wholly owned subsidiary of Titan pursuant to the Agreement and Plan of Reorganization dated as of June 30, 1998 by and among the Titan Corporation, Delsys Merger Corp., and Delfin Systems.

            (2) Amendment No. One on Form 8-K/A dated August 12, 1998, to amend Form 8-K dated June 30, 1998, to provide certain required financial statements.

                              THE TITAN CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 16, 1998

                                THE TITAN CORPORATION


                                /s/ Eric M. DeMarco
                                ---------------------------------
                                By: Eric M. DeMarco
                                    Executive Vice President,
                                    Chief Financial Officer

                                /s/ Deanna H. Petersen
                                ---------------------------------
                                By: Deanna H. Petersen
                                    Vice President,
                                    Corporate Controller
                                   (Principal Accounting Officer)