Form 10-K405
period 1998-12-31
TITAN CORP
filed 1999-03-31
CIK 32258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
      __________

                           Commission File No. 1-6035

                              THE TITAN CORPORATION
             (Exact name of registrant as specified in its charter)
                                   __________

     Delaware                                                         95-2588754
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                             3033 Science Park Road
                        San Diego, California 92121-1199
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (619) 552-9500

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
$1.00 Cumulative Convertible                         New York Stock Exchange
Preferred Stock, $1.00 par value
Common Stock, $.01 par value
Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999: $173,561,859.

     Number  of shares of Common  Stock  outstanding  as of March 22,  1999 was:
     36,235,133

                      Documents Incorporated By Reference:

Proxy Statement for the 1999 Annual Meeting of Stockholders on May 18, 1999. (The Company has filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 1999 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Part III.

                                                        FORM 10-K

                                                          INDEX

                                                          PART I
                                                                                                                   Page

             ITEM 1         Business...........................................................................      3
             ITEM 2         Properties.........................................................................     13
             ITEM 3         Legal Proceedings..................................................................     14
             ITEM 4         Submission Of Matters To a Vote of Security Holders................................     14
                                     PART II

             ITEM 5         Market for the Company's Common Equity And Related Stockholder Matters.............    14-15
             ITEM 6         Selected Financial Data............................................................     16
             ITEM 7         Management's Discussion and Analysis of Results of Operations and Financial
                            Condition..........................................................................    16-23
             ITEM 8         Financial Statements and Supplementary Data........................................    25-46
             ITEM 9         Changes in and Disagreements with Accountants on Accounting and Financial
                            Disclosure.........................................................................     47
                                    PART III

             ITEM 10        Directors and Executive Officers of the Company....................................     47
             ITEM 11        Executive Compensation.............................................................     47
             ITEM 12        Security Ownership of Certain Beneficial Owners and Management.....................     47
             ITEM 13        Certain Relationships and Related Transactions.....................................     47
                                     PART IV

             ITEM 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    47-49

                            Signatures.........................................................................     50



                                     PART I

Item 1.  Business

         Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, statements about the Company's plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on the Company's current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although the Company believes that its beliefs, expectations and assumptions reflected in these statements are reasonable, the Company's actual results and financial performance may prove to be very different from what the Company might have predicated on the date of this Annual Report on Form 10-K. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed under the headings "Business-Government Contracts," "Business-Backlog," and "Risk Factors."

General Development and Description of Business

     The Titan Corporation ("the Company" or "Titan") is a leading provider of state-of-the-art communications and information solutions to U.S. military and allied government agencies and commercial customers. The Company's systems, products and services enable government and commercial customers to generate, process, transmit, store and distribute information in a secure, cost-effective and timely manner. The Company has organized its business into five segments:
(i) Information Technologies ("Titan Technologies and Information Systems" or "TTIS"), which provides information systems solutions to defense and intelligence-related government agencies; (ii) Software Systems ("Titan Software Systems"), primarily a systems integrator that provides a broad range of information technology services and solutions for commercial and non-defense government customers; (iii) Medical Sterilization and Food Pasteurization ("Titan Scan"), which provides turnkey sterilization systems and outsourced sterilization services primarily for medical device manufacturers; (iv)
Communications Systems, which provides advanced satellite ground terminals, satellite voice/data modems, networking systems and other products to defense and commercial customers; and (v) Emerging Technologies and Businesses, which leverages the Company's extensive technology portfolio and superior research and development capabilities to create solutions to technology-related problems which the Company can then sell to commercial markets.

Operating Segments

INFORMATION TECHNOLOGIES SEGMENT

     The Company's core defense contracting business is conducted primarily by subsidiaries and affiliates of Titan Technologies and Information Systems ("TTIS"). TTIS provides comprehensive information systems solutions to defense and intelligence-related government agencies with large data management, information manipulation, information fusion, knowledge-based systems and communications requirements. TTIS also develops and manufactures digital imaging products, electro-optical systems, threat simulation/training systems and intelligence electronic hardware primarily used by the defense and intelligence communities. TTIS installs, tests and maintains all of these specialized products.

     The U.S. government is the largest single buyer of information systems and services in the world. The U.S. government's focus on information systems reflects the critical role that those systems play both in national security and in improving government efficiency. The U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as "force multipliers." To further this strategy, military agencies are relying on communications products and systems that provide secure, reliable and efficient transmission of voice and data in demanding environments. TTIS markets its services to military and intelligence agencies of the U.S. government, countries within NATO and other U.S. defense partners worldwide. TTIS has extensive knowledge of the operations, relationships and information systems needs of this specialized community and is capable of providing a full range of systems engineering and technical support for the C4ISR initiatives of the DoD. This expertise allows TTIS to provide comprehensive solutions that are compatible with a customer's overall information systems architecture and strategy, as opposed to narrow solutions that address only the specific problem presented. This ability to provide full-service solutions enables the Company to bid on larger, more comprehensive C4ISR defense contracts.

     TTIS' services include systems analysis and design, object-oriented software development services and systems integration. TTIS' initial work in this area generally involves a joint analysis of the customer's enterprise structure and processes and information system needs. Once this analysis is completed, TTIS provides process re-engineering and designs the technology solution to meet the customer's needs. This process typically involves software development by TTIS, coupled with integration of off-the-shelf software and hardware as available. TTIS also provides a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided drafting and manufacturing services, technical documentation and prototyping.

     There has been a general consolidation trend among companies in the defense industry, particularly in the information technology sector. The Company plans to continue to support TTIS' growth through active participation in the ongoing defense industry consolidation, taking advantage of synergistic acquisition opportunities. Four of the Company's recent acquisitions, Delfin Systems ("Delfin"), Horizons Technology, Inc. ("Horizons"), Validity Corporation ("Validity") and DBA Systems, Inc. ("DBA") have been integrated into TTIS. The increased size of TTIS resulting from this integration is significant because, as the U.S. government continues to award fewer but larger-scale contracts to meet its defense-related requirements, companies must now have greater overall capability, including financial and technical resources, to be competitive in the bidding process. The Company believes that the increased technical and personnel resources of TTIS resulting from its acquisitions will enable it to bid on and perform a greater number of large contracts. The Company also believes that its acquisitions and the successful execution of its strategy provide several other benefits. Strategic acquisitions have expanded the Company's customer base. The four acquisitions the Company completed in 1998 have added significant Army, Air Force and intelligence agencies contracts to the Company's historically strong Navy business. Furthermore, they have enhanced the Company's technology and product portfolio by providing it with new technologies that have significant commercial potential. Additionally, they have strengthened the Company's already strong management team by allowing it to tap into the operational expertise of the key individuals involved with the acquired companies.

SOFTWARE SYSTEMS SEGMENT

     Titan Software Systems is primarily a systems integrator that provides a broad range of end-to-end information technology services and solutions to customers such as the State of Wyoming, the Federal Aviation Administration, MCI Worldcom, Sempra Energy and other non-defense government and commercial entities with large and complex system integration and data management requirements. Transnational Partners II, LLP ("TNP"), the Company's most recent acquisition, has been integrated into Titan Software Systems. Titan Software Systems provides integration services and solutions for companies with distributed computing environments. Its services include systems integration and package software implementation services, integration of third party enterprise resource planning
(ERP) software solutions, business process re-engineering, data warehousing and database administration, client/server application development, Year 2000 solutions, Internet and intranet infrastructure design and development, and electronic commerce solutions.

     Titan  Software  Systems has  assembled a team of  software  engineers  and technicians with substantial experience in software engineering for client/server applications, data warehousing, database management and Internet/intranet technologies. Titan Software Systems' core competencies include: (1) development of client/server applications utilizing tools and languages such as PowerBuilder, C, Visual C++, Visual Basic and Oracle's Developer/2000, (2) networked system expertise and (3) operating system selection, integration and implementation (including Windows NT and Microsoft Windows, UNIX, VMS, MVS and Novell NetWare). Titan Software Systems also uses state-of-the-art tools such as Arbor Essbase, Powerplay, Oracle's Datamart and MicroStrategy DSS Agent to provide powerful value-added data warehousing solutions, and develops and operates databases, using leading products such as Oracle, Sybase, MS SQL Server and Informix, running in a variety of UNIX and Windows NT networked environments.

     To enhance its service offerings and expand its customer base, Titan Software Systems is actively developing relationships with software companies which offer products that require integration. For example, Titan Software Systems and PointCast are approaching large PointCast users and offering Titan Software Systems' services to install, integrate and develop custom features, including executive information systems interfaced with PointCast, to add value to PointCast's push technology.

MEDICAL STERILIZATION AND FOOD PASTEURIZATION SEGMENT

     Titan Scan utilizes linear accelerator technology to provide sterilization systems and services primarily for medical device manufacturers. Titan Scan developed its proprietary electron beam sterilization process from technology that Titan developed during Titan's involvement in the Strategic Defense Initiative program. The Company believes that its sterilization system,
SureBeam(R), offers a superior, reliable, environmentally acceptable and efficient alternative to the existing technologies in the industry, Gamma and EtO sterilization.

     The market for sterilization systems historically has been dominated by EtO and Gamma sterilization. The primary drawbacks of Gamma, which uses radioactive energy, and EtO, which uses gas penetration, are their slow speed and use of dangerous materials. Gamma sterilization is accomplished by exposing a product to Cobalt-60, an isotope that emits Gamma radiation. The product processing time for Gamma sterilization generally requires from 4 to 8 hours. Turnaround time (measured from receipt of the product to shipment back to the manufacturer) generally ranges from 3 to 7 days. In addition, the long exposure of the product to the Gamma source can result in the product becoming discolored, brittle and/or deformed. Furthermore, supply problems can exist with Cobalt-60 due to:
(i) the limited number of suppliers of Cobalt-60; (ii) the restrictions on transporting radioactive materials; and (iii) the time-consuming "re-sourcing" of Cobalt-60 periodically required due to its decaying nature. EtO sterilization is accomplished by exposing products to ethylene oxide gas in a lengthy three-step procedure which uses special packaging to allow gas to penetrate to a product. The product processing time for EtO sterilization generally ranges from 7 to 14 days, with turnaround time being slightly longer. The length of this procedure, as well as safety and environmental concerns and regulatory restrictions related to the use of ethylene oxide gas, has led to a decrease in EtO sterilization over the past 10 years.

     Electron beam sterilization has speed and safety advantages, and its operating costs are significantly lower than the costs of Gamma and EtO sterilization. Like Gamma sterilization, Titan Scan's electron beam sterilization process disrupts the DNA structure of microorganisms on or within the product rendering them sterile. The fundamental difference between the two processes is that Gamma sterilization uses Cobalt-60 while electron beam sterilization uses electrons from a commercial electrical source. Titan Scan believes its SureBeam(R) system offers a reliable, environmentally acceptable and efficient alternative to both Gamma sterilization and EtO sterilization. The primary advantages of the SureBeam(R) system include a significantly shorter turnaround time and reduced inventory carrying costs, reduced degradation of product, enhanced safety, lack of supply problems and turnkey system capabilities.

     The Company believes that its turnkey SureBeam(R) system is the only existing technology that offers the economic benefits of allowing sterilization to be directly incorporated into a manufacturer's production process. To date, turnkey SureBeam(R) systems have been purchased by Guidant Corporation, Baxter Corporation in the Dominican Republic and Rochialle Corporation in Wales. In addition to its turnkey systems, Titan Scan offers contract sterilization services at its facilities in San Diego and Denver.

     Titan Scan also provides electron beam linear accelerators to the non-DoD government and scientific communities both domestically and internationally.

     Potential Markets. Although contaminated food is one of the most widespread health problems in the world, lack of regulatory approval and consumer acceptance historically have limited the development of the market for food pasteurization. The Company believes the absence of a market for food pasteurization historically has been due in part to the lack of Food and Drug Administration ("FDA") approval for the pasteurization of most foods, including red meat. On December 3, 1997, however, the FDA approved irradiation of red meat. The FDA also found that irradiation of meat, at its recommended doses, affects neither the food's taste nor its nutritional value in any detectable way. In February 1999, the U.S. Department of Agriculture ("USDA") announced that it would soon allow the nation's meatpackers and food processors to sterilize raw meat and several other food products to eliminate bacteria with beams of radiation. Despite the FDA's approval and the USDA's announcement, however, the development of this potential market is still dependent on broad consumer acceptance of pasteurized foods, which may not occur. Although Titan Scan, until recently, has focused its efforts in the area of medical device products, it believes it is well positioned to take advantage of the food pasteurization market if it develops. Titan Scan is actively pursuing contracts to test and ultimately commercialize its food pasteurization services. In addition, Titan Scan believes that its SureBeam(R) technology is readily adaptable to the sterilization of pharmaceutical products.

Communications Systems Segment

     The Communications Systems segment ("Communications Systems") operates primarily in two markets: (1) secure defense communications and (2) satellite communications in the private sector to support rural telephony in developing countries. Communications Systems develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products for government and commercial customers worldwide. Communications Systems' products incorporate DAMA technology, which is used to provide bandwidth-efficient, cost-effective communications and addresses the need to increase the efficiency of satellites in response to the significant growth in demand for satellite communications.

     Secure Defense Products. The U.S. military has sought to increase its satellite communications capacity to meet increasing user demands by improving the efficiency of its existing constellation of military satellites, in which it has a significant investment, as well as by enabling its communications hardware to use commercial satellites. Despite declining defense spending, the government is increasing its investment in communications products which are seen as "force multipliers," making military assets more effective in a conflict. Additionally, the government is increasingly using open systems that incorporate commercial off-the-shelf products to minimize the impact of the shrinking defense budget. Communications Systems' defense business growth is being driven by the Joint Chiefs of Staff decision to standardize DAMA-based satellite communications and initiate a major upgrade program which requires that all military radios be capable of using DAMA technology. Communications Systems offers a complete range of solutions that satisfy the Joint Chiefs of Staff mandate, including add-on modules which can be incorporated into existing military communications products and stand-alone products which operate with existing military products, and new systems incorporating DAMA technology. Communications Systems' solutions also have the design flexibility to incorporate off-the-shelf products.

     Communications Systems markets its defense products directly to all branches of the U.S. military, its allies and international companies that supply such allies, and also works with strategic partners such as Motorola Corporation to incorporate its technologies into their products. The Company expects that the upgrade of all military satellite communications to DAMA-compatible technology will take a number of years to complete and that it will be a major source of revenue for Communications Systems over the next three years.

     Rural Telephony. Telephone service for remote areas of many developing countries has not been practical for a number of economic and technical reasons, and consequently, nearly 50% of the world's population has never made a telephone call. However, the development of low-cost ground terminals, availability of satellite capacity covering rural areas and advancements in voice transmission technologies have made satellite communications a practical solution for rural telephony. Recently, governments in developing countries have shown an increased interest in providing rural telephone services for both economic and political reasons. In addition, consumers and businesses in these areas are in need of affordable telephone services.

     Communications Systems' commercial products use existing geosynchronous satellites to provide low-cost voice, facsimile and data services to rural areas. These products connect directly to the national public switched telephone network of the host country, making it possible to provide low-cost telephone services to vast under-served areas. Communications Systems develops and markets its rural telephony products through strategic alliances, which it currently has with AfroNetwork, Benin, Sakon Corporation and PT. Pasifik Satelit Nusantara ("PSN"), for sales of products in developing countries in Africa, Latin America and Asia. Similarly, Communications Systems is also part of a consortium led by Alcatel Telespace, pursuant to which the companies pursue symbiotic successes in new markets.

     Communications Systems is leveraging its experience in rural telephony to selectively pursue private networking opportunities in developing countries. For example, in Thailand, Communications Systems is providing elements of a private voice, data and facsimile communications network for use by The Bank for Agriculture and Agricultural Cooperatives.

Emerging Technologies and Businesses Segment

     The Emerging Technologies and Businesses segment consists of embedded real-time software and services, video imaging and graphics, and certain new technologies and early-stage businesses, including businesses in which the Company owns only a minority interest. The Emerging Technologies and Businesses segment pursues commercial applications for technologies originally developed by the Company's other segments in government-sponsored research and development programs. This segment employs the Company's rich technology portfolio, superior research and development capabilities and stream of government funded projects to create solutions to technology-related problems which the Company can sell to multiple commercial markets.

Government Contracts

     A substantial portion of the Company's revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by the Company's businesses. For the years ended December 31, 1996, 1997 and 1998, United States government business represented approximately 81%, 82% and 80%, respectively, of the Company's revenues. United States defense budgets and the budgets of other government agencies have been declining in real terms since the mid-1980's, and may continue to do so in the future. However, U.S. government spending on information technology has increased as a percent of the total U.S. defense budget and in real dollars in each of the past three years, and it is expected to continue to do so according to industry sources. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

     The Company's direct contracts with the United States government, and its subcontracts with prime contractors who have direct contracts with the United States government, are subject to termination for the convenience of the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements. When the Company subcontracts with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. The Company often has little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in the Company's loss of its subcontract. In addition, the Company's contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between the Company and the United States government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of the Company's contract-related costs and fees could result in material adjustments to the Company's revenues. In addition, United States government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's business with the U.S. government and prime contractors is generally performed under cost reimbursement, fixed price or time and materials contracts. Cost reimbursement contracts for the government provide for reimbursement of costs plus the payment of a fee. Under fixed price contracts, the Company agrees to perform certain work for a fixed price. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense.

     The following table gives the percentage of revenues realized by the Company from the three primary types of government contracts during the periods indicated.

                                                 Year Ended December 31,
                                            --------------------------------
        Contract Type                        1996          1997         1998
        -------------                       ------        ------       ------
        Cost Reimbursement................   50.5%         51.6%         49.8%
        Fixed Price.......................   31.8          32.8          32.0
        Time and Materials................   17.7          15.6          18.2
                                            ------        ------        ------
                                            100.0%        100.0%        100.0%
                                            ======        ======        ======
Raw Materials

     The Company operates both fabrication and assembly facilities and also purchases certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases.

Patents, Trademarks and Trade Secrets

     The Company's policy is to apply for patents and other appropriate statutory protection when it develops new or improved technology. The Company presently holds numerous United States and international patents, as well as a number of trademarks and copyrights. However, it does not rely solely on such statutory protection to protect its technology and intellectual property. In addition to seeking patent protection for its inventions, the Company relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights. The Company attempts to protect its trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by the Company for its products and services have been registered with the United States Patent and Trademark Office.

Backlog

     Contracts undertaken by the Company may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in the Company's backlog. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees.

     Many of the Company's contracts with the United States government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of United States government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded backlog" consists of (i) the aggregate contract revenues expected to be earned as the Company's customers incrementally allot funding to existing contracts, whether the Company is acting as a prime contractor or subcontractor, and (ii) the aggregate contract revenues to be funded on contracts which have been newly awarded to the Company. "Backlog" is the total of the government and commercial funded and unfunded backlog.

     The Company's backlog consisted of the following approximate amounts as of December 31 of the following years:


Backlog                                         1997               1998
                                            -------------     -------------
U.S. Government funded backlog............  $ 126,720,000     $ 106,635,000
U.S. Government unfunded backlog..........    356,052,000       466,149,000
Commercial backlog........................     48,367,000        47,227,000
                                            -------------     -------------
Total backlog.............................  $ 531,139,000     $ 620,011,000
                                            =============     =============

     In addition to the backlog described above, at December 31, 1998, the Company had remaining priced options of over $240 million from the Navy for full-scale production of its Mini-DAMA satellite communications terminal and certain systems engineering and program management services. The Company expects that a substantial number of these options will be exercised in the future, although there is no assurance that any options will be exercised.

     Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. The Company's backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

     The Company expects to realize approximately 31% of its December 31, 1998 backlog by the end of 1999.

Competition

     Information Technologies. TTIS is one of many companies involved in providing information systems solutions for a variety of programs for agencies of the U.S. government and prime contractors for these agencies. Most activities in which TTIS engages are very competitive and require highly skilled and experienced technical personnel. Many of TTIS' competitors have significantly greater financial and personnel resources than TTIS. Competitors in this industry include Anteon Corp., Autometrics, BTG, Inc., Booz-Allen Hamilton Inc., CACI International, Inc., Comptek Research, Inc., Computer Sciences Corporation, Contraves, Dunn Computer Corporation, Dynamics Research Corporation, General Dynamics Corporation, GRC International, Government Technology Services, Inc., Intergraph Corporation, Lockheed Martin Corporation, Metric, Morpho, Nichols Research Corporation, Raytheon Company, Science Applications International Corporation, Steven Myers & Associates, Inc., and TRW. TTIS believes that the primary competitive factors for its information systems services include technical skills, experience in the industry and customer relationships.

     Software Systems. The Information Technology ("IT") services industry is highly competitive. Titan Software Systems competes against a large number of multinational, national, regional and local firms, including system integrators, custom software developers and service groups of software vendors. Many of Titan Software Systems' competitors have substantially greater financial, technical and marketing resources and greater name recognition than Titan Software Systems. In addition, many of Titan Software Systems' clients have internal IT resources and may elect to do work in-house instead of using Titan Software Systems' services. Titan Software Systems believes that the primary competitive factors for its IT services include technical skills, knowledge of specific industry operations for which software is integrated or developed, customer relationships and quality and cost of service.

     Medical Sterilization and Food Pasteurization. The market for sterilization services is intensely competitive and is characterized by significant price competition. Titan Scan's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of in-house and contract sterilization facilities. Although Titan Scan believes that it is the only provider of relatively small, low-cost, turnkey systems for in-house manufacturers, Titan Scan currently faces competition from several providers of contract Gamma sterilization services, several providers of contract E-Beam sterilization services and a significantly larger number of providers of contract EtO sterilization services. Certain of Titan Scan's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than Titan Scan, or offer multiple sterilization technologies or operate multiple sterilization facilities at geographically advantageous sites, which may enable them to address a broader range of the sterilization requirements of individual customers.

     Communications Systems. The industries and markets in which Communications Systems competes are highly competitive, and the Company expects that competition will increase in such markets. Communications Systems encounters intense competition from numerous companies, including large and emerging domestic and international companies, many of which have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than Communications Systems. Some of Communications Systems' competitors in the secure defense communications market include GEC (UK), Raytheon Corporation, Rockwell International and ViaSat, Inc. Some of Communications Systems' commercial competitors include Gilat Satellite Networks Ltd., Hughes Network Systems, Scientific Atlanta Inc., STM Wireless Inc. and ViaSat, Inc. Furthermore, the satellite communications industry itself competes with other technologies such as terrestrial wireless, copper wire and fiber optic communications systems.

     Emerging Technologies and Businesses. Because it is attempting to commercialize a number of diverse technologies and products, Emerging Technologies effectively competes in many areas. Other companies are engaged in significant research and development activities in these areas, either on their own or in collaboration with others. Some of these companies have greater financial and personnel resources, and more experience in these specific areas than the Company. The Company anticipates that Emerging Technologies will face increased competition in the future as new companies enter these areas and additional and potentially more sophisticated technologies become available.

Research and Development

     The Company maintains a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Total expenditures for research and development were $9.8 million, $12.8 million and $10.0 million in 1996, 1997 and 1998, respectively. These expenditures included Company-funded research and development of $5.0 million, $7.5 million and $5.6 million, and customer-sponsored research and development of $4.8 million, $5.3 million and $4.4 million in 1996, 1997 and 1998, respectively. The majority of the Company's customer-sponsored research and development activity is funded under contracts with the United States government.

Employees

     As  of  December  31,  1998,  the  Company  employed   approximately  2,200
employees, predominantly located in the United States.

Government and Environmental Regulations

     The Company must comply with and is affected by various government regulations. These regulations affect how the Company and its customers can do business and, in some instances, impose added costs to the Company's businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. Any failure to comply with applicable laws could result in material fines and penalties or affect how the Company conducts its business in the future.

     In addition, the Company is subject to environmental and safety laws and regulations and laws governing use and storage of hazardous materials. The Company cannot completely eliminate the risk of accidental contamination or injury from these materials, and, in the event of such an accident, could be held liable for any damages that result. From time to time, the Company is notified of minor violations of government and environmental regulations. The Company attempts to promptly correct these violations without any material impact on its operations. Also, in the quarter ended September 30, 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters including soil contamination and potential asbestos and lead-based paint contamination at its Kissimmee, Florida facility. This charge represents an initial estimate, which could change significantly as further studies are performed. The Company may be required to incur significant additional costs to comply with environmental laws and regulations in the future. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the Company's business, financial condition and operations.

Risk Factors

     Dependence on Government Contracts. We earn a substantial portion of our revenues from government contracts. During 1996, 1997 and 1998, our revenues from U.S. government business represented approximately 81%, 82%, and 80%, respectively, of our total revenues. This percentage may rise in the future. Although we bid for and are awarded long-term government contracts and subcontracts, the government only funds these contracts on an annual basis. The government may cancel these contracts at any time without penalty or may change its requirements or its contract budget. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor. On our subcontracts, we generally do not control the prime contractor's allocation of resources. We also depend upon the prime contractor to perform its obligations on the primary government contract. Any cancellations or modifications of our significant contracts or subcontracts could hurt our financial performance in the short or long-term. Continuing declines in U.S. defense and other federal agency budgets also may hurt our ongoing prospects.

     Our government contracts are subject to cost audits by the government. These audits may occur several years after completion of the audited work. Audits may result in a recalculation of contract revenues or result in the government refusing to reimburse some of our contract costs and fees. Generally, we resolve audit issues by negotiation without material adjustments. However, in the future, we could have a material adjustment to revenue as a result of an audit, including an audit of one of the companies we have recently acquired. Prior to being acquired by Titan, some of the recently acquired companies did not impose internal controls as rigorous as those we impose on the government contracts we perform. As part of the integration process, Titan will take steps to apply its policies throughout the acquired companies.

     Finally, some of our contracts are fixed price contracts. Under these contracts, we bear the risk of any cost overruns and our profits are adversely affected if our costs exceed the assumptions we used in bidding for the contract.

     Attraction and Retention of Key Personnel. We need to maintain our workforce of highly qualified technical and management personnel, including our engineers, computer programmers and personnel with security clearances required for classified work. In addition, our future success will depend in part on our ability to identify, recruit and retain additional qualified personnel, including individuals with security clearances required for classified work. Our employees generally have many other job opportunities and there is intense competition for their services in the areas of our activities. Consequently, we strive to maintain an entrepreneurial work environment and provide financial incentives to attract and retain our key personnel. We cannot guarantee that we will be able to continue to attract and retain personnel with the advanced technical and security clearance qualifications necessary for the development of our business. The loss of any key personnel could negatively affect our financial performance.

     Competition. Our businesses are highly competitive. We believe we must continue to expand our defense information technology business so that we can remain price competitive and compete for larger contracts. For that reason, we are continuing to look for acquisition candidates. Our commercial businesses compete against other technologies as well as against companies with similar products. In order to remain competitive, we must invest to keep our products technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and growing our market share. Any adverse financial developments could make us a less effective competitor. Many of our competitors are larger, better financed and better known companies who may compete more effectively than we are able to compete.

     Risks Associated with Acquisition Strategy. Since January 1, 1998, we acquired five defense information technology companies as part of our consolidation strategy for our defense business. All but one of these transactions was structured as a stock for stock pooling of interests transaction. The acquisition and integration of new companies involves risk. While we believe that each of our recent acquisitions may improve our overall financial performance and enable us to compete more effectively for defense contracts, the integration of these businesses may be costly in the short run. We may need to divert more management resources to integration than we planned. This diversion may adversely affect our ability to pursue other more profitable activities. In addition, we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates. One or more of our acquisition candidates also may have liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition. Consequently, our recent acquisitions may not improve our financial performance in the short or long-term as we expect them to do.

     We intend to continue to look for complementary businesses or technologies to acquire so that we can expand our core businesses. However, we may not find any more attractive candidates or may find that the acquisition terms are not favorable to us. In addition, we may compete with other companies for these acquisition candidates. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with stock more expensive. We also may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to our financial performance. Accordingly, our acquisition strategy may not improve our overall financial performance and could weaken it.

     Fluctuations in Results of Operations. Our quarterly and annual financial performance has historically fluctuated and may continue to fluctuate significantly in the future. Our revenues are affected by factors such as the unpredictability of sales and contract awards due to the long procurement process for most of our products and services, defense and intelligence budgets, competition and general economic conditions. Our product mix and unit volume, our ability to keep expenses within budgets, our distribution channels and our pricing affect our gross margins. These factors and other risks discussed in this section may adversely affect our financial performance within a period. Consequently, we do not believe that comparison of our financial performance from period to period is necessarily meaningful or predictive of our likely future performance.

     Ability to Commercialize New Technologies. In 1991, we adopted a strategy of seeking to develop commercial businesses using technology developed in our defense businesses. Most of our commercial businesses are in an early stage of development. These technology-based businesses are subject to risks inherent in early stage startup companies. We must ensure that these businesses have adequate capital to fund their growth. At the inception of this strategy, we used cash generated through our defense business to fund the substantial startup and expansion costs. This practice cost us short-term profitability in prior years. We have since modified our financing strategy and are seeking funding from external sources through minority spin-offs or through sales of majority interests in earlier stage technologies that require substantial business development. However, external funding may not be available and we may be unable or chose not to fund these businesses through our operations. Lack of adequate capital could cause one or more of these businesses to fail or cause us to sell a business.

     These businesses are also subject to a high degree of competition and a risk of technical obsolescence if we fail to respond to rapid technological changes. Each of these businesses face market and operating risks that are unique to the particular business, and require significant management time and resources. We have a limited history of commercializing new technologies and ultimately may not succeed in creating new commercial businesses that positively contribute to our profitability.

     Reliance on Strategic Relationships. Since the primary markets for our commercial communications products are in more rural developing countries, we have formed strategic arrangements with local partners to develop and expand this business. We have strategic arrangements with AfroNetwork, Benin, Sakon Corporation ("Sakon") and PT. Pasifik Satelit Nusantara ("PSN") for sales of commercial communications products in developing countries in Africa, Latin
America and Asia. Similarly, we are part of a consortium led by Alcatel Telespace, pursuant to which the companies pursue symbiotic successes in new markets. In addition, our electronic beam sterilization products are marketed primarily through a joint venture with Varian Associates, Inc., and several of our defense communications and information technologies products are marketed through strategic relationships with Motorola, Inc. and Harris Corporation. We will need to continue these relationships and develop additional strategic relationships to support our operations and continued growth. We cannot guarantee that we can maintain these strategic alliances or develop new strategic alliances to expand our marketing networks for our commercial communications products. Without these alliances and stable economic conditions in our target markets, our development of robust commercial markets for our communication products may be delayed or may not occur.

     Risk of International Operations. We sell our commercial communications products primarily in foreign countries with large rural areas. Although we generally sell our commercial communications products in U.S. dollars, currency devaluations and adverse market conditions in Indonesia and other Asian countries have negatively affected demand for our commercial communications products and, consequently, our revenues for this segment. Our commercial communications products generally require substantial capital investments, and our potential customers have not had the capital resources to make these investments. We have assisted our established marketing partner in Indonesia by extending some trade credit that has subsequently been extended with installments due over an additional two years. Because of market conditions in Indonesia and other factors, there is a risk that our customer there may not be able to pay this debt in accordance with the extended terms. Further, we do not have the capital resources or risk tolerance to finance the purchase of our commercial communications products. As a result, revenues in this group may decline until economic conditions in the Pacific Rim region begin to improve.

     Selling products or services in international markets also entails other market, economic, cultural, legal and political risks, conditions and expenses. These risks include trade barriers, export and import restrictions and other applicable laws, political and economic instability, difficulties in collecting amounts owed to us and difficulties in managing overseas employees and contractors. Any one of these factors or other international business risks could adversely affect our financial performance.

     Customer Concentration. A significant percentage of our products and services are predominantly sold and performed under contracts with various parts of the U.S. Navy or with prime contractors to the U.S. Navy. Although these various parts of the U.S. Navy are subject to common budgetary pressures and other factors, our various U.S. Navy customers exercise independent purchasing decisions. However, because of such concentration, we are potentially vulnerable to adverse changes in our revenues and overall financial performance if a significant number of our U.S. Navy contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

     Market Acceptance of Food Pasteurization. Our Medical Sterilization and Food Pasteurization segment is attempting to develop food pasteurization as a new market for its E-Beam sterilization process. Because food pasteurization or irradiation has yet to gain consumer acceptance, we do not know whether a viable new market will develop or grow. Unless meat producers and large-scale sellers such as chain restaurants decide to pasteurize or purchase pasteurized meat, this market is unlikely to develop. If the market does develop, our technology will compete against other technologies now used to sterilize medical instruments and our business may not win a substantial share of this market.

     Compliance with Government and Environmental Regulations. Like most businesses, our defense and commercial businesses must comply with or are affected by various government regulations. These regulations affect how our customers and we can do business and, in some instances, impose added costs to our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. Any failure to comply with applicable laws could result in material fines and penalties or affect how we do business in the future.

     In addition, we are subject to environmental and safety laws and regulations and laws governing use and storage of hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from these materials, and, in the event of such an accident, we could be held liable for any damages that result. From time to time, we are notified of minor violations of government and environmental regulations. We attempt to promptly correct these violations without any material impact on our operations. Also, in the quarter ended September 30, 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters including soil contamination and potential asbestos and lead-based paint contamination at its Kissimmee, Florida facility. This charge represents an initial estimate, which could change significantly as further studies are performed. We may be required to incur significant additional costs to comply with environmental laws and regulations in the future. Any future violation of and the cost of compliance with these laws and regulations could have a material adverse effect on our business, financial condition and operations.

     Dependence upon Suppliers; Sole and Limited Sources of Supply. Our internal manufacturing capacity is limited so we use contract manufacturers. While we use care in selecting our manufacturers, this arrangement gives us less control over the quality and price of products or components than if we manufactured them ourselves. In some cases, we obtain products from a sole supplier or a limited group of suppliers. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect our revenues and our ongoing product cost structure.

     Limited Intellectual Property Protection; Dependence on Proprietary Technology. As a policy, we seek to protect our proprietary technology and inventions through patents, copyrights, trade secret law and other legal protections. While our patent portfolio is valuable, our financial success ultimately depends upon our ability to deliver products and services that meet customer needs, not on intellectual property laws. We may, however, incur significant expense in both protecting our intellectual property and in defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could have an adverse effect on our financial performance. We also could be forced to modify or abandon one or more planned or current products based upon our assessment of intellectual property risks or actual or threatened claims by other companies.

     Impact of the Year 2000 Issue. We have implemented a Year 2000 compliance program to address our current hardware and software products and development tools and all of our major computing information systems networks, desktop systems and infrastructure. In addition, we are contacting business associates such as our third party vendors, business partners, contractors and service providers to assess their level of readiness. Finally, we have formed a Year 2000 steering committee to monitor implementation of our overall program and the plans of each of our business units. Each of our business units has formed steering committees to develop and implement compliance plans.

     We are in the process of assessing whether all of our business unit products and services are Year 2000 compliant. We do not expect our current products or services to have material Year 2000 issues. In some cases, our government customers have contracted with us to modify our older products to be Year 2000 compliant. Our products are not sold under extended warranties so we do not expect that we will have to spend any material amounts to make any of our prior products Year 2000 compliant. However, we are in the process of assessing all of our products, including the products of our recently acquired businesses, and we cannot be certain that Year 2000 issues will not arise.

     As part of our program, we intend to review the internally developed and third party software that we use for accounting, manufacturing processes and other business functions. Because of our history of acquisitions, we have a number of business units that use different systems; some of which we know are not Year 2000 compliant. Based upon our assessment, we may elect to move business units to other Year 2000 compliant systems that we currently use as part of an overall plan to consolidate the number of different systems being used. We estimate the cost of moving business units to new systems will range from $3 million to $5 million. Some of our business units may use internal resources to convert legacy application systems to be Year 2000 compliant. Finally, many of our government contracts related business units use an accounting package that is not currently Year 2000 compliant. Our supplier of this package has released a Year 2000 compliant version that we are currently installing. We expect to incur substantially all of our Year 2000 related costs during fiscal year 1999. These costs could have a material adverse effect on our financial position, results of operations or cash flows. If we cannot timely correct all Year 2000 problems, these problems also may cause material adverse effects on our financial position, results of operations or cash flows.

     Some of our customers, in particular the U.S. government, utilize complex billing and accounting systems to determine when and what amounts will be paid to us under our various contracts. In addition, several of our major strategic partners rely on complex software systems to coordinate and control their day-to-day operations. These complex systems may not be Year 2000 compliant. Although these customers and strategic partners have advised us that they expect to resolve any Year 2000 issues prior to December 31, 1999, we cannot guarantee that our billing procedures and cycles, or our joint sales and marketing efforts, will not be interrupted. If these customers' or business partners' Year 2000 issues are not resolved on time, or at all, our financial position, results of operations or cash flows could be materially and adversely affected.

     We plan on developing contingency plans in the event that our internal systems or our third party business associates' systems are not timely corrected.

Item 2.  Properties

     The Company's operations occupy approximately 900,000 square feet of space located throughout the United States. The large majority of the space is office space. Substantially all of the Company's facilities are leased. For lease commitment information, reference is made to Note 8 to the accompanying financial statements.

     It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. The Company owns substantially all of the machinery and equipment employed by it in its business.

     The locations of the principal operating facilities of the Company and its consolidated subsidiaries are as follows:

             Information Technologies                       Software Systems
             ------------------------                       ----------------
             Anniston, Alabama                              Dublin, California
             Huntsville, Alabama                            San Diego, California
             Chatsworth, California                         Colorado Springs, Colorado
             Englewood, California                          Washington, D.C.
             National City, California                      Heathrow, Florida
             Port Hueneme, California                       Tampa, Florida
             Sacramento, California                         Dallas, Texas
             San Diego, California                          Reston, Virginia
             San Leandro, California
             Santa Clara, California                        Medical Sterilization and Food Pasteurization
                                                            ---------------------------------------------
             Vallejo, California                            Dublin, California
             Aurora, Colorado                               San Diego, California
             Denver, Colorado                               Denver, Colorado
             Gales Ferry, Connecticut
             Niantic, Connecticut                           Communications Systems
                                                            ----------------------
             Melbourne, Florida                             San Diego, California
             Warner Robins, Georgia
             Hanover, Maryland                              Emerging Technologies and Businesses
                                                            ------------------------------------
             Indian Head, Maryland                          Phoenix, Arizona
             Largo, Maryland                                Tempe, Arizona
             Lexington Park, Maryland                       Dublin, California
             Billerica, Massachusetts                       San Diego, California
             Westborough, Massachusetts                     Pensacola, Florida
             Princeton, New Jersey                          Westford, Massachusetts
             Akron, Ohio                                    Alexandria, Virginia
             Middleton, Rhode Island                        Dumfries, Virginia
             Westerly, Rhode Island                         Richmond, Virginia
             Newport News, Virginia                         Virginia Beach, Virginia
             Norfolk, Virginia                              United Kingdom
             Fairfax, Virginia
             King George, Virginia
             Reston, Virginia
             Virginia Beach, Virginia


Item 3.  Legal Proceedings

     In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies. Further, the Company and its subsidiaries are subject to claims and from time to time are named as defendants in legal proceedings. The Company may also assert claims from time to time. In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         At a special meeting of stockholders held on October 21, 1998, the stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 45,000,000 to 100,000,000. Stockholders voted as follows:

             Affirmative Votes..............     15,215,716
             Negative Votes.................      3,702,258
             Abstaining.....................         78,474

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange ("NYSE"). As of March 2, 1999, there were approximately 3,844 holders of record of the Company's common stock and 654 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the NYSE as of March 2, 1999, were $5.63 and $11.44, respectively. The quarterly market price ranges for the Company's common and preferred stock on the NYSE in 1998 and 1997 were as follows:


   Common Stock                 1998                       1997
                         -------------------        -------------------
     Fiscal Quarter       High          Low          High          Low
    ------------------   ------       ------        ------       ------
     First               $ 6.81       $ 5.75        $ 3.75       $ 2.88
     Second                8.13         5.81          4.38         2.88
     Third                 6.56         3.94          7.31         4.44
     Fourth                5.94         4.50          8.19         5.34




    Cumulative
    Convertible
    Preferred Stock             1998                       1997
                         -------------------        -------------------
     Fiscal Quarter       High          Low          High          Low
    ------------------   ------       ------        ------       ------
     First              $ 13.38      $ 11.81       $ 11.75      $ 10.57
     Second               14.38        13.19         12.50        10.13
     Third                14.00        11.00         13.25        12.38
     Fourth               11.94        11.25         13.69        12.38


     No  dividends  were  paid on the  Company's  common  stock in 1998 or 1997.
Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

Item 6. Selected Financial Data* (in thousands of dollars, except per share data)


                                                                               1998        1997        1996       1995        1994
                                                                            ----------  ---------   ---------  ---------   ---------
Operating Results:

Revenues ..................................................................  $ 303,428  $ 275,923   $ 245,976  $ 244,882   $ 230,611
Income (loss) from continuing  operations before
   cumulative  effect of  change  in  accounting
   principle ..............................................................      7,213     (1,382)      5,342      2,053      10,203

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share:
      Basic ...............................................................        .18       (.07)        .14        .04         .31
      Diluted .............................................................        .18       (.07)        .14        .04         .31

Financial Position:



Cash, cash equivalents and investments ....................................     11,079     15,882      15,607     14,477       9,447
Total assets ..............................................................    192,567    183,703     193,288    163,060     150,424
Line of credit, long-term .................................................     39,632       --          --         --          --
Other long-term debt ......................................................     30,659     37,565      40,521      6,874       4,196
Redeemable preferred stock ................................................       --        3,000       3,000       --          --
Stockholders' equity ......................................................     50,711     65,447      82,279     71,691      78,296
Preferred dividends .......................................................        778        875         803        695         695


     *Previously reported amounts have been restated to reflect the acquisitions, accounted for as poolings of interests, of Delfin, VisiCom, Horizons and DBA in 1998, and the discontinuance of the Company's access control systems business in 1998.

Item 7. Management's Discussion And Analysis Of Results Of Operations And Financial Condition
     (The following discussion should be read in conjunction with the consolidated financial statements and related notes. Dollar amounts are expressed in thousands.)

Company Overview

     The Company is a leading provider of state-of-the-art communications and information solutions to the U.S. military and allied government agencies. The Company's systems, products and services enable its customers to generate, process, transmit, store and distribute information in a secure, cost-effective and timely manner. The Company operates its business primarily through subsidiaries that are focused on targeted markets and/or technologies.

     A substantial portion of the Company's revenues is dependent upon continued funding of U.S. and allied government agencies as well as continued funding of the programs targeted by the Company's businesses. For the years ended December 31, 1998, 1997, and 1996, U.S. government business represented approximately 80%, 82%, and 81% of the Company's revenues, respectively. U.S. defense budgets have generally been declining in real terms since the mid-1980's. However, U.S. government spending for professional and technical services such as engineering, information technology, training, research and development and operating and maintenance support has increased in real dollars in each of the past three years, and industry sources expect it to continue to do so. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by the Company's businesses could materially and adversely affect the Company's business, results of operations and financial condition.

     Throughout 1998, the Company closely followed its well-defined strategy of growing its defense information technology business through the Company's active participation in the industry roll up of third-tier defense intelligence companies. In addition, these acquisitions provided expansion of the Information Technologies segment's existing Navy customer base to include significant Army and Air Force business. The Company completed five acquisitions during 1998: DBA Systems ("DBA") on February 27, Validity Corporation ("Validity") on March 31, Horizons Technology ("Horizons") on June 30, VisiCom Laboratories ("VisiCom") on August 24, and Delfin Systems ("Delfin") on October 23. All mergers with the exception of Validity were stock-for-stock transactions accounted for as poolings of interests transactions. All acquisitions with the exception of VisiCom were integrated into the Company's Information Technologies segment. The operating results of VisiCom have been included in the Emerging Technologies and Businesses segment.

     Through acquisitions and internal growth, record revenues and operating profits were achieved by the Company's Information Technologies segment in 1998. This segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems, and communications requirements. This segment also supports high priority government programs by providing system integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services include research and development under government funded contracts for the Department of Defense (DoD) and other customers.

     During 1998, operating entities in the Information Technologies segment were awarded five contracts with an aggregate potential value exceeding $180
million.   These  contracts  provide  for  communications  systems  integration, engineering and technical support services for the U.S. government over a five-year period. A substantial portion of the contracts booked in this segment was awarded to the entities that were acquired during 1998. The Company intends to further support this segment's growth through continued active participation in the on-going defense industry consolidation, taking advantage of synergistic acquisition opportunities.

     The Company's Software Systems segment ("Titan Software Systems") continued to diversify its customer base and achieve internal revenue growth as well as significantly improving operating performance in 1998. In addition, in early January 1999, the Company's wholly-owned subsidiary, Titan Software Systems Corporation, acquired Transnational Partners II, LLC, a software services company which provides infrastructure and Enterprise Resource Planning (ERP) solutions for major corporations. Management believes that this acquisition brings added business, profits and critical mass to Titan Software Systems, all of which are critical factors in implementing the Company's stated strategy of a future spin-out or spin-off.

     Titan Software Systems is primarily a systems integrator that provides a broad range of end-to-end information technology services and solutions to customers such as the State of Wyoming, the Federal Aviation Administration, MCI Worldcom, Sempra Energy and other non-defense government and commercial entities with large and complex system integration and data management requirements. Titan Software Systems provides integration and package software implementation services, integration of third party enterprise resource planning (ERP) software solutions, business process re-engineering, data warehousing and database administration, client/server application development, Year 2000 solutions, Internet and intranet infrastructure design and development, and electronic commerce solutions.

     The Company's Medical Sterilization and Food Pasteurization segment achieved record revenues and operating profits during 1998. This segment currently provides medical product sterilization services at two Titan facilities and manufactures and sells turnkey electron beam sterilization and food pasteurization systems to customers for use in their own facilities.

     The 1998 operating results include the near-completion of two SureBeam(R) sterilization systems during 1998, the first for Rochaille Corporation in Wales and the second for Baxter Corporation in the Dominican Republic. During 1998, the Company signed agreements to provide medical product sterilization services at its Denver facility, with aggregate values of approximately $6 million. Both the San Diego and Denver facilities achieved record utilization levels during 1998.

     In addition, in February 1999, the U.S. Department of Agriculture (USDA) announced that it would soon allow the nation's meatpackers and food processors to sterilize raw meat and several other food products with beams of radiation to eliminate bacteria. The Company has received significant inquiries in response to this recent USDA announcement. The Company believes that its SureBeam(R) product is superior to other similar systems to eliminate these food-borne bacteria.

     The Company's Communications Systems segment, ("Linkabit Wireless"), develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products used to provide bandwidth-efficient communications for commercial and government customers. Its market-driven product development efforts have resulted in products which are particularly well suited for rural telephony and secure defense communications.

     During 1998, the defense communications systems business of Linkabit Wireless was awarded a $13.8 million contract as well as two additional production options with an aggregate value of $4.5 million for Mini-DAMA satellite communications terminals. This business also experienced internal revenue and operating profit growth in 1998.

     In October 1998, the Company acquired a 50% ownership position in an African based telecommunications company, AfroNetwork, Benin, which is building a satellite-based telephone system in Benin, Africa. The Company also entered into a strategic relationship with Sakon Corporation, an international telephone service provider and communications company which provides telephone and internet services. Through a newly formed company, Sakon LLC, Titan and Sakon Corporation will provide carrier, direct dial rural telephony and enhanced communications services, including international fax, conference calling, voice over IP, virtual communication centers and virtual-private network services to the developing countries of Africa, Latin America, the Middle East and Southeast Asia.

     The Company's Emerging Technologies and Businesses segment experienced internal revenue growth as well as significantly improved operating margins during 1998. This segment consists primarily of image processing and circuit boards, as well as certain new technologies and early-stage businesses, including businesses in which the Company owns only a minority interest. Emerging Technologies and Businesses pursues commercial applications for technologies originally developed by the Company's other segments in government-sponsored research and development programs. Emerging Technologies and Businesses employs the Company's rich technology portfolio, superior research and development capabilities and stream of government funded projects to create solutions to technology-related problems which the Company can sell to multiple commercial markets.

Operating Results

     The table below sets forth the Company's operating results and the percentage of total revenues for certain operations data for each of the three years in the period ended December 31, 1998:

                                              1998          %       1997          %        1996         %
                                           ---------      -----  ---------      -----  ---------      -----
Revenues ...............................   $ 303,428      100.0  $ 275,923      100.0  $ 245,976      100.0
Cost of revenues .......................     232,041       76.5    216,553       78.5    192,657       78.4
Selling, general and administrative ....      37,553       12.4     36,731       13.3     36,226       14.7
Research and development ...............       5,590        1.8      7,466        2.7      5,023        2.0
Special acquisition related charges and        9,891        3.3      6,600        2.4        --          --
   other
Operating profit .......................      18,353        6.0      8,573        3.1     12,070        4.9
Interest expense, net ..................       6,985        2.3      5,771        2.1      4,125        1.7
Income tax provision ...................       4,155        1.4      4,184        1.5      2,603        1.1
Cumulative effect of change in
   accounting principle, net ...........     (19,474)      (6.4)        --         --         --         --
Loss from discontinued operations, net .      (7,444)      (2.4)   (17,930)      (6.5)    (6,326)      (2.6)
Net income (loss).......................     (19,705)      (6.5)   (19,312)      (7.0)      (984)      (0.4)

Results of Operations

     As noted above, the Company's consolidated revenues were $303,428, $275,923 and $245,976 in 1998, 1997 and 1996, respectively. Increased revenues were reported in the Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization and Emerging Technologies and Businesses segments in 1998. Revenue growth in 1998 was primarily attributable to the impact of the acquisitions noted previously in the Information Technologies and Emerging Technologies and Businesses segments, work performed on new business in the Software Systems segment, and the near-completion of two SureBeam(R) systems in the Medical Sterilization and Food Pasteurization segment.

     The Company's consolidated operating profits have been significantly impacted by a number of factors in each of the three years shown above. The 1998 operating results include a charge of $9,891 primarily related to the direct transaction costs incurred on the Delfin, VisiCom, Horizons and DBA mergers, and to a lesser degree certain costs incurred to integrate these businesses into Titan, as well as certain integration costs incurred in other business segments. The 1997 operating results include a charge of $9,846 related primarily to provisions taken to reflect certain asset impairments and an estimated environmental liability pertaining to a DBA manufacturing facility which is held for sale. The 1996 operating performance reflects the Company's continuing investment in and funding of its commercial ventures.

     Selling, general and administrative ("SG&A") expenses were $37,553, $36,731 and $36,226 in 1998, 1997 and 1996, respectively. As a percentage of revenues, SG&A expenses have decreased from 14.7% in 1996 to 13.3% in 1997 and to 12.4% in 1998. The reductions in 1997 and 1998 reflect the impact of cost reduction measures as well as economies of scale and efficiencies that have been achieved. In addition, the Company has eliminated many duplicate functions and costs as part of its process of integrating certain of its acquired businesses. In early 1997, the Company implemented a re-engineering process of its administrative functions. This re-engineering focused on the elimination of redundancies, resulting in increased efficiencies and reduced infrastructures, and ultimately resulted in reduced costs. This re-engineering process continued throughout 1998, and the Company intends to continue this process through 1999 as the acquired entities are integrated into the Company.

     Research and development ("R&D") expenses were $5,590, $7,466 and $5,023 in 1998, 1997 and 1996, respectively. The reduced level of R&D expenditures in 1998 primarily reflects the completion of certain development and certification efforts in the defense communications business within Communications Systems which were substantially completed in 1997. The Company anticipates that the 1999 levels of R&D spending will increase in absolute dollars primarily in the defense communications business and the Emerging Technologies and Businesses segment.

     Net interest expense has increased over the three-year period ended December 31, 1998, primarily as a direct result of the increased level of the Company's borrowings, primarily to fund the growth in the various segments. In 1998 and 1997, the principal component of interest expense is related to the convertible subordinated debentures issued by the Company in November 1996. The debentures are redeemable by the Company on or after November 2, 1999. In 1996, the principal component of interest expense is related to the Company's borrowings under its bank lines of credit. Borrowings from the Company's primary bank lines of credit, excluding the working capital lines from the acquired companies, averaged $28,889, $10,803 and $12,315 at weighted average interest rates of 7.7%, 8.1% and 8.2% during 1998, 1997 and 1996, respectively. Also included in interest expense is interest on the Company's deferred compensation and retiree medical obligations. Interest expense related to these items was $890, $767 and $801 for 1998, 1997, and 1996, respectively.

     Income taxes reflect effective rates of 37%, 149% and 33% in 1998, 1997 and 1996, respectively. The difference between the actual provision and the effective rate (based on the United States statutory tax rate) in 1998 and 1996 was due primarily to state income taxes. The increased rate in 1997 was due primarily to significant non-deductible expenses which were recorded for financial reporting purposes, as well as the inability to offset losses of certain acquired entities with income of other entities. The Company expects its effective income tax rate to remain stable in the foreseeable future at an approximate rate of 30% to 34%.

     In the third quarter of 1998, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". This resulted in a $19,474 one-time, non-cash charge accounted for as a cumulative effect of a change in accounting principle. The charge primarily represents previously capitalized start-up costs incurred in the Company's discontinued broadband communications business and deferred pre-contract costs as well as non-recurring engineering costs previously carried in inventory in the Company's Communications Systems segment.

     In late 1998, the Company made a decision to divest and/or wind down its access control systems business. Revenues and operating income (losses) for this business were $3,122 and $(3,026) in 1998, $4,136 and $492 in 1997, and $1,808
and $483 in 1996, respectively. The 1998 loss includes a charge of $1,500 for the estimated costs to be incurred in future periods in connection with the winding down of this business. Early in 1997, the Company announced its decision to divest its broadband communications business. Revenues and operating losses for the broadband communications business were $-0- and $4,172 in 1998, $551 and $343 in 1997, and $2,238 and $3,642 in 1996, respectively. During 1998, the
Company received cash payments of $4,400 for licensing of the broadband technology and as settlement of certain contingencies related to the broadband patents. In the third quarter ended September 30, 1998, the remaining net assets of this business were written off as a charge to loss from discontinued operations of $4,638. Additionally, approximately $7,200 in previously capitalized broadband communications start-up costs were written off as part of the cumulative effect of the change in accounting principle discussed above.

     In addition to the discontinued operations of the access control systems business and the broadband business, the loss from discontinued operations reflects operations discontinued by certain of the companies acquired by Titan in 1998. The decisions to dispose of or otherwise wind down these operations were made by the separate Boards of Directors of the respective acquired companies prior to entering into any discussions with Titan regarding the potential acquisitions of these entities by Titan. Revenues and losses for these discontinued operations were $10,899 and $-0- for 1998, $7,999 and $17,907 for 1997, and $9,367 and $2,998 for 1996, respectively. Aggregate charges for estimated costs to be incurred in future periods in connection with the winding down of these operations amounted to approximately $6,800, substantially all of which was recorded by the acquired companies in the last quarter of 1997. Operating losses of approximately $5.8 million were charged against this accrual during 1998. Additionaly, a pre-tax charge of $1,300 was taken in the third quarter of 1998 based on management's most recent review of estimated future wind-down costs.

Information Technologies

     Revenues in this segment were $190,467, $165,739 and $154,054 in 1998, 1997 and 1996, respectively. The increase in 1998 primarily relates to $22,969 of revenue generated from Validity, which was purchased in March 1998, and to a lesser degree, revenues related to a claim with the U.S. Government for work performed in a prior year. The increased revenue in 1997 was primarily related to a full-year's revenues generated from Eldyne and Unidyne, which were acquired in May 1996.

     Segment operating income increased to $16,291 in 1998, compared to $5,457 in 1997 and $14,861 in 1996. The 1998 operating income includes a charge of $5,772 related to special acquisition and integration related charges principally comprised of direct transaction and integration costs incurred by the Company in conjunction with the mergers of DBA, Horizons and Delfin. The 1997 operating income includes charges of $9,846 related to the write-down of property held for sale, an estimated environmental liability and certain other asset write-downs recorded in connection with the acquisition of DBA. Excluding the impact of these charges, segment operating income increased from $14,861 in 1996, to $15,303 in 1997, and to $22,063 in 1998, primarily from the increased revenues discussed above, as well as from certain cost reduction efforts taken during 1997 and 1998.

Software Systems

     Revenues in this segment increased to $21,470 in 1998, compared to $17,374 in 1997 and $18,505 in 1996. One federal agency accounted for approximately $11,200 of this revenue in 1998, $8,900 in 1997, and $6,800 in 1996, and one telecommunications customer accounted for approximately $3,700 of this segment's revenue in 1998, $4,500 in 1997, and $8,300 in 1996. Reduced revenues from the latter customer in 1998 were offset by revenues from several new and existing customers, as well as increased revenues from the aforementioned federal agency.

     Segment operating income improved to $5,137 in 1998, compared to $4,580 in 1997, and an operating loss of $137 in 1996. The 1998 increase in operating performance reflects the impact of the increased revenues discussed above. The 1997 results reflect the impact of cost reductions achieved, offset somewhat by additional costs associated with a negotiated conclusion of certain contracts. The 1996 operating loss was due primarily to reduced sales from the previously mentioned telecommunications customer, the timing of corresponding decreases in SG&A, and additional costs associated with the aforementioned contract conclusion.

Medical Sterilization and Food Pasteurization

Revenues in this segment were $10,000 in 1998, $5,983 in 1997 and $2,818 in 1996. The increase in 1998 is a result of revenue recognized, using the percentage-of-completion method of accounting, for two turnkey sterilization systems which were ordered by customers in late 1997 and substantially completed in 1998. Increased processing of medical products at the Company's two medical sterilization facilities also contributed to this revenue growth. Revenues in 1997 were also favorably impacted by increased processing of medical products as well as the sale of the Company's turnkey sterilization systems to Guidant Corporation and Baxter Healthcare.

     Segment operating performance improved to operating income of $1,365 in 1998, compared to $189 in 1997, and an operating loss of $1,080 in 1996. Operating margins were directly impacted by the growth in revenues discussed previously.

Communications Systems

     Revenues in this segment were $42,468 in 1998, $48,980 in 1997, and $27,850 in 1996. The decline in 1998 revenues was due primarily to the decreased shipments made on the Company's contract with PSN for Xpress Connection(TM) units for a rural telephony system in Indonesia, offset partially by increased revenues generated on the Company's Mini-DAMA contract. The revenue increase in 1997 primarily reflected the fulfillment of the Company's initial contract for Xpress Connection units, increased market acceptance for certain of the Company's modem and networking products, and an increase in deliveries of Mini-DAMA, LSM-1000 and the LST-5D products.

     Segment operating loss was $1,418 in 1998, compared to operating income of $1,074 in 1997 and an operating loss of $4,187 in 1996. The 1998 operating results include special charges of $2,841 including pre-operating and start-up costs of $572 related to the AfroNetwork, Benin operation, $1,383 related to employee termination and retention costs related to the reorganization of this business, as well as approximately $900 related to costs incurred to file a registration statement with the Securities and Exchange Commission ("SEC"), which was ultimately withdrawn. Excluding the impact of these charges, operating income, as adjusted, was $1,423, compared to operating income of $1,074 in 1997, and an operating loss of $4,187 in 1996. Although revenues declined in 1998, operating income, as adjusted, increased slightly due to a reduction in the level of R&D spending. Operating performance improved in 1997 from 1996 due primarily to the increased revenue volume.

Emerging Technologies and Businesses

     Revenues in this segment were $39,023 in 1998, compared to $37,847 in 1997 and $42,749 in 1996. The increase in 1998 was due primarily to increased revenue volume experienced in several of VisiCom's product lines, offset partially by the wind-down of the Company's environmental consulting business during the first quarter of 1998, and due to the near completion of certain of the Company's contracts to build linear electron accelerators. The decline in 1997 revenues was due primarily to contract completion in this same accelerator business.

     Segment operating income was $3,455 in 1998, compared to $81 in 1997, and $3,156 in 1996. The 1998 operating results include special charges of $1,003 of transaction costs incurred in connection with the VisiCom merger. Excluding these charges, operating income was $4,458 in 1998, compared to $81 in 1997 and $3,156 in 1996. The increased operating margin in 1998 was due primarily to favorable product mix as well as to the increase in revenue volume. Reduced profits in 1997 were primarily impacted by reduced revenue volume.

Liquidity and Capital Resources

     On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million. The new credit facility includes a five year $55 million working capital line of credit and a $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the then outstanding line of credit balances with the Company's and Horizons' banks and for working capital purposes. Also, as part of the terms of the Company's merger with VisiCom, the Company retired VisiCom's bank line of credit of $5 million in August 1998. At December 31, 1998, the outstanding balances on the working capital line and the acquisition line were $35 million and $5 million, respectively. Cash and cash equivalents were $11,079 at December 31, 1998.

     During 1998, the Company's continuing operations used $132 in cash and discontinued operations used $1,814 in cash. Financing activities generated $12,714, substantially all of which was utilized to purchase Validity for $11.7 million in cash, net of cash acquired.

     Income from the Company's continuing operations was $7,213. Working capital changes included significant cash uses from increases in accounts receivables of $12,427, primarily related to increases in the defense information technologies businesses, and to a lesser degree, due to increases in commercial software receivables. Other uses of cash included increases in inventories of $2,290, and the funding requirements of certain accrued costs of $3,933. Additionally, after the receipt of payment for the licensing of the broadband technology, $1,814 of cash was used by discontinued operations.

     The Company has a receivable of approximately $7,800 from its Indonesian customer, PSN. The Company has negotiated a payment plan agreement with PSN for settlement of all amounts due from PSN. The payment plan agreement provides for an immediate payment by PSN of $1,000, which was received by the Company in the fourth quarter of 1998, with the remaining balance to be paid in equal installments of $3,907 on September 30, 1999 and September 30, 2000. All outstanding balances will accrue interest at 10% per annum. At any time prior to the payment of all the obligations in full, the Company may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if at any time after the execution of this agreement, PSN sells any of its interest in its wholly-owned subsidiary, subject to another third party obligation, PSN is required by the agreement to immediately pay to the Company the lesser of the $3,907 or the total amount of the outstanding balance owed to the Company. In the event that PSN obtains financing from additional sources, the payment terms of its obligation to the Company will be renegotiated at that time.

     Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1999. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses, the Company's expanded bank line of credit as described above and other available cash sources. One of the Company's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If the Company is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or debt financings to fund potential acquisitions of new businesses and technologies. Any additional equity or convertible debt financings could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area. Management believes that the combination of cash on hand, amounts available on its credit facility and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 1999.

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

     Ability to Commercialize New Technologies. Since 1991, the Company has sought to leverage the technologies developed as part of its defense business into new business opportunities. Accordingly, many of the Company's existing businesses, such as medical product sterilization and food pasteurization, and new businesses the Company is continuing to develop are at an early stage. As such, the Company is subject to all the risks inherent in the operation of a start-up venture, including the need to secure the funding required to operate and expand these businesses, to develop and maintain marketing, sales and support capabilities, to secure appropriate third-party manufacturing arrangements, to respond to the rapid technological advances inherent in the markets for these new technologies and, ultimately, to design and manufacture products or provide services acceptable to buyers in its target markets. Certain of the Company's new products, including products for which the Company has contracts for delivery, are still in the testing stage. There can be no assurance that such tests will be completed satisfactorily or that the Company will be able to satisfy all of the requirements for delivery of and payment for these products. In addition, many of the opportunities in the communications and sterilization businesses involve projects with lengthy sales cycles. The Company's efforts to address these risks have required, and may continue to require, significant expenditures and dedicated management time and other resources. There can be no assurance that the Company will be successful in addressing these risks or in commercializing these new technologies.

     Risks of International Operations. Several of the Company's businesses, particularly the Communications Systems segment, conduct substantial business in foreign countries. The Company generally denominates its foreign contracts in U.S. dollars, and the Company believes that its global competitors follow similar business practices. Accordingly, the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with these competitors in these markets. Foreign currency fluctuations could, however, make the Company's products less affordable and thus reduce the demand for such products. Furthermore, a precipitous decline in such foreign currency values could result in certain of the Company's customers and local subcontractors and partners refusing to perform their obligations under contracts with the Company, the cancellation of projects from which the Company expects to receive significant revenues, defaulting on accounts receivable, and the loss of any investments by the Company to build infrastructure or develop business in these countries. Accordingly, there can be no assurance that a decline in the value of any one foreign currency relative to the U.S. dollar will not have a material adverse effect on the Company's business, financial condition and results of operations. The currency devaluations and adverse market conditions in Indonesia and other Asian countries have negatively affected the demand for the Company's commercial communications products and, consequently, the revenues in the Communications Systems segment.

     Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owing to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies which are not subject to the FCPA.

Year 2000 Readiness Disclosure

     The Company has implemented a Year 2000 compliance program to address its current hardware and software products and development tools and all of its major computing information systems networks, desktop systems and infrastructure. In addition, the Company is contacting business associates such as its third party vendors, business partners, contractors and service providers to assess their level of readiness. Finally, the Company has formed a Year 2000 steering committee to monitor implementation of its overall program and the plans of each of its business units. Each of the Company's business units has formed steering committees to develop and implement compliance plans.

     The Company is in the process of assessing whether its business unit products and services are Year 2000 compliant. The Company does not expect its current products or services to have material Year 2000 issues. In some cases, the Company's government customers have contracted with the Company to modify the Company's older products so that they are Year 2000 compliant. The Company's products are not generally sold under extended warranties, so the Company does not expect that it will have to spend any material amounts to make any of its prior products Year 2000 compliant. However, the Company is in the process of assessing its products, including the products of its recently acquired businesses, and it cannot predict whether any Year 2000 issues will arise.

     As part of its Year 2000 compliance program, the Company intends to review the internally developed and third party software that it uses for accounting, manufacturing processes and other business functions. Because of its history of acquisitions, the Company has a number of business units that use different systems; some of which it knows are not Year 2000 compliant at this time. Based upon the Company's assessment, it may elect to move business units to other Year 2000 compliant systems that the Company currently uses as part of an overall plan to consolidate the number of different systems being used. It is estimated that the cost of moving business units to new systems will range from $3 million to $5 million. Some of the Company's business units may use internal resources to convert legacy application systems to be Year 2000 compliant. The Company does not separately track the costs incurred of its own employees on the Year 2000 project. Finally, many of the Company's government contracts related business units use an accounting package that is not currently Year 2000 compliant. The supplier of this package has released a Year 2000 compliant version that the Company is currently installing. If the Company cannot timely correct all Year 2000 problems, these problems may cause material adverse effects on the Company's financial position, results of operations or cash flows.

     Some of the Company's customers, in particular the U.S. government, utilize complex billing and accounting systems to determine when and what amounts will be paid to the Company under its various contracts. In addition, several of the Company's major strategic partners rely on complex software systems to coordinate and control their day-to-day operations. These complex systems may not be Year 2000 compliant. Although these customers and strategic partners have advised the Company that they expect to resolve any Year 2000 issues prior to December 31, 1999, the Company cannot guarantee that its billing procedures and cycles, or its joint sales and marketing efforts, will not be interrupted. If these customers' or business partners' Year 2000 issues are not resolved on time, or at all, the Company's financial position, results of operations or cash flows could be materially and adversely affected. The Company plans on developing contingency plans in the event that its internal systems or third party business associates' systems are not timely corrected.









                      [THIS SPACE LEFT INTENTIONALLY BLANK]

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedules

                                                                            Page

Report of Independent Public Accountants......................................
Financial Statements:
     Consolidated Statements of Operations....................................
     Consolidated Balance Sheets..............................................
     Consolidated Statements of Cash Flows....................................
     Consolidated Statements of Stockholders' Equity..........................
     Notes to Consolidated Financial Statements...............................

Supporting Financial Schedule Covered by the Foregoing Report of Independent Public Accountants:

     Schedule   II   -   Valuation   and   Qualifying
        Accounts.............................................................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Titan Corporation:

         We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan
Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

San Diego, California
February 15, 1999

                                         THE TITAN CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share data)

                                                                      For the Years Ended December 31,
                                                                    ----------------------------------
                                                                       1998        1997         1996
                                                                    ---------    ---------    --------

Revenues ........................................................   $ 303,428    $ 275,923    $ 245,976
                                                                    ---------    ---------    ---------
Costs and expenses:
   Cost of revenues .............................................     232,041      216,553      192,657
   Selling, general and administrative expense ..................      37,553       36,731       36,226
   Research and development expense .............................       5,590        7,466        5,023
   Special acquisition related charges and other ................       9,891        6,600           --
                                                                    ---------    ---------    ---------
   Total costs and expenses .....................................     285,075      267,350      233,906
                                                                    ---------    ---------    ---------
Operating profit ................................................      18,353        8,573       12,070
Interest expense ................................................      (7,377)      (6,643)      (4,764)
Interest income .................................................         392          872          639
                                                                    ---------    ---------    ---------
Income from continuing operations before income taxes and
   cumulative effect of change in accounting principle ..........      11,368        2,802        7,945
Income tax provision ............................................       4,155        4,184        2,603
                                                                    ---------    ---------    ---------
Income (loss) from continuing operations before cumulative effect
   of change in accounting principle ............................       7,213       (1,382)       5,342
Cumulative effect of change in accounting principle, net of taxes     (19,474)          --           --
Loss from discontinued operations, net of taxes .................      (7,444)     (17,930)      (6,326)
                                                                    ---------    ---------    ---------
Net loss ........................................................     (19,705)     (19,312)        (984)
Dividend requirements on preferred stock ........................        (778)        (875)        (803)
                                                                    ---------    ---------    ---------
Net loss applicable to common stock .............................   $ (20,483)   $ (20,187)   $  (1,787)
                                                                    =========    =========    =========
Basic earnings (loss) per share:
   Income (loss) from continuing operations .....................   $     .18    $    (.07)   $     .14
   Cumulative effect of change in accounting principle ..........        (.56)          --           --
   Loss from discontinued operations ............................        (.21)        (.54)        (.20)
                                                                    ---------    ---------    ---------
   Net loss .....................................................   $    (.59)   $    (.61)   $    (.06)
                                                                    =========    =========    =========

  Weighted average shares .......................................      34,895       33,094       32,068
                                                                    =========    =========    =========
Diluted earnings (loss) per share:
   Income (loss) from continuing operations .....................   $     .18    $    (.07)   $     .14
   Cumulative effect of change in accounting principle ..........        (.54)          --           --
   Loss from discontinued operations ............................        (.21)        (.54)        (.20)
                                                                    ---------    ---------    ---------
   Net loss .....................................................   $    (.57)   $    (.61)   $    (.06)
                                                                    =========    =========    =========
   Weighted average shares ......................................      36,177       33,094       32,445
                                                                    =========    =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                                          THE TITAN CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                           (In thousands, except shares and per share amounts)

                                                                                    As of December 31,
                                                                                 ----------------------
                                                                                    1998          1997
                                                                                 ---------    ---------
Assets
Current Assets:
  Cash and cash equivalents ..................................................   $  11,079    $  11,383
  Investments ................................................................          --        4,499
  Accounts receivable-net ..................................................        88,068       72,653
  Inventories ................................................................       8,646       18,826
  Net assets of discontinued operations ......................................          --        3,930
  Prepaid expenses and other .................................................       2,176        2,743
  Deferred income taxes ......................................................      10,978        8,298
                                                                                 ---------    ---------
     Total current assets ....................................................     120,947      122,332
Property and equipment-net ...................................................      25,702       27,666
Goodwill-net of accumulated amortization of $7,620 and $6,078 ................      38,694       21,274
Other assets-net .............................................................       6,579        8,756
Net assets of discontinued operations ........................................         645        3,675
                                                                                 ---------    ---------
Total assets .................................................................   $ 192,567    $ 183,703
                                                                                 =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Lines of credit ............................................................   $     368    $  23,130
  Accounts payable ...........................................................      21,335       16,086
  Acquisition debt ...........................................................       3,000           --
  Current portion of long-term debt ..........................................       1,581        1,505
  Accrued compensation and benefits ..........................................      12,682       14,300
  Other accrued liabilities ..................................................      11,659       10,522
  Net liabilities of discontinued operations .................................       5,872           --
                                                                                 ---------    ---------
     Total current liabilities ...............................................      56,497       65,543
                                                                                 ---------    ---------
Line of credit ...............................................................      39,632           --
                                                                                 ---------    ---------
Long-term debt ...............................................................      30,659       37,565
                                                                                 ---------    ---------
Other non-current liabilities ................................................      15,068       12,148
                                                                                 ---------    ---------
Commitments and contingencies

Series B cumulative convertible redeemable preferred stock, $3,000 liquidation preference, 6% cumulative annual dividend, -0- and 500,000 shares issued and
  outstanding ................................................................          --        3,000
                                                                                 ---------    ---------
Stockholders' Equity:
  Preferred stock: $1 par value, authorized 2,500,000 shares:
     Cumulative convertible, $13,897 liquidation preference:
       694,872 shares issued and outstanding .................................         695          695
     Series A junior participating, authorized 250,000 shares:
       None issued ...........................................................          --           --
  Common stock: $.01 par value, authorized 100,000,000 shares, issued and
     outstanding: 36,650,460 and 34,776,764 shares ...........................         367          348
Capital in excess of par value ...............................................      75,157       69,332
Retained earnings (deficit) ..................................................     (22,929)      (2,337)
Treasury stock (962,530 and 971,894 shares), at cost .........................      (2,579)      (2,591)
                                                                                 ---------    ---------
  Total stockholders' equity .................................................      50,711       65,447
                                                                                 ---------    ---------
Total liabilities and stockholders' equity ...................................   $ 192,567    $ 183,703
                                                                                 =========    =========




         The accompanying notes are an integral part of these consolidated financial statements.

                                            THE TITAN CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands of dollars)

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                              1998        1997        1996
                                                                           --------    --------    --------
Cash Flows from Operating Activities:
Income (loss) from continuing operations ...............................   $  7,213    $ (1,382)   $  5,342
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations:
      Depreciation and amortization ....................................      7,126       9,213       8,044
      Deferred income taxes and other ..................................       (498)      1,926      (1,655)
      Write-off of assets, investments and environmental accrual .......         --       9,846          --
      Poolings of interests ............................................       (109)        695          --
      Change in operating assets and liabilities, net of effects from businesses sold and acquired:
            Accounts receivable ........................................    (12,427)     (4,102)      7,989
            Inventories ................................................     (2,290)     (1,047)     (6,069)
            Prepaid expenses and other assets ..........................      1,081        (879)        594
            Accounts payable ...........................................      3,705         874      (3,467)
            Income taxes payable .......................................         --          --        (653)
            Accrued compensation and benefits ..........................     (2,298)      1,531      (1,587)
            Restructuring activities ...................................         --        (815)     (4,099)
            Other liabilities ..........................................     (1,635)     (6,165)       (684)
                                                                           --------    --------    --------
Net cash provided by (used for) continuing operations ..................       (132)      9,695       3,755
                                                                           --------    --------    --------
Loss from discontinued operations ......................................     (7,444)    (17,930)     (6,326)
Changes in net assets and liabilities of discontinued operations .......      5,630       7,426      (2,639)
                                                                           --------    --------    --------
Net cash used for discontinued operations ..............................     (1,814)    (10,504)     (8,965)
                                                                           --------    --------    --------
Net cash used for operating activities .................................     (1,946)       (809)     (5,210)
                                                                           --------    --------    --------
Cash Flows from Investing Activities:
Capital expenditures ...................................................     (4,038)     (6,647)     (6,638)
Proceeds, net of transaction costs, from sale of businesses ............         --         200       2,492
Payment for purchase of businesses, net of cash acquired ...............    (11,679)         --      (2,679)
Proceeds from sale of investments ......................................      4,499      19,199       5,000
Purchase of investments ................................................         --     (15,410)     (9,888)
Other ..................................................................        146         235        (283)
                                                                           --------    --------    --------
Net cash used for investing activities .................................    (11,072)     (2,423)    (11,996)
                                                                           --------    --------    --------
Cash Flows from Financing Activities:
Additions to debt ......................................................     16,870      12,671      37,762
Retirements of debt ....................................................     (1,447)     (3,137)    (21,909)
Redemption of Series B Preferred Stock .................................     (3,000)         --          --
Deferred debt issuance costs ...........................................        --           --      (2,035)
Proceeds from stock issuances ..........................................      1,214         708         433
Purchase of stock from benefit plan ....................................         --        (471)         --
Dividends paid .........................................................       (778)       (875)       (803)
Other ..................................................................       (145)         --          --
                                                                           --------    --------    --------
Net cash provided by financing activities ..............................     12,714       8,896      13,448
                                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...................       (304)      5,664      (3,758)
Cash and cash equivalents at beginning of year .........................     11,383       5,719       9,477
                                                                           --------    --------    --------
Cash and cash equivalents at end of year ...............................   $ 11,079    $ 11,383    $  5,719
                                                                           ========    ========    ========



          The accompanying notes are an integral part of these consolidated financial statements.

                                               THE TITAN CORPORATION
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                       (In thousands, except per share data)

                                            Cumulative              Capital in
                                            Convertible             Excess of   Retained
                                             Preferred   Common       Par       Earnings/    Treasury
                                              Stock      Stock       Value      (Deficit)     Stock        Total
                                            ---------   ---------   --------    --------    ---------    --------
Balances at December 31, 1995 ...........   $     695   $     317   $ 54,933    $ 19,270    $  (3,524)   $ 71,691
   Stock issued for acquisition .........          --          18     10,659          --           --      10,677
   Other stock issued ...................          --           1        161          --           --         162
   Exercise of stock options and other ..          --           3        349         (16)         (62)        274
   Shares contributed to employee benefit
      plans .............................          --         --         827        (261)         626       1,192
   Income tax benefit from employee stock
      transactions ......................          --         --          70          --           --          70
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per
      share .............................          --         --          --        (695)          --        (695)
      Series B, 6% annual ...............          --         --          --        (108)          --        (108)
   Net loss .............................          --         --          --        (984)          --        (984)
                                            ---------   ---------   --------    --------    ---------    --------
Balances at December 31, 1996 ...........         695         339     66,999      17,206       (2,960)     82,279
   Conversion of subordinated debt ......          --           5      1,597          --           --       1,602
   Exercise of stock options and other ..          --           2        726         (51)          37         714
   Stock issued for acquisition .........          --           2        503          --           --         505
   Shares contributed to employee benefit
      plans .............................          --         --          12          --          332         344
   Shares purchased from benefit plan ...          --         --        (545)         --           --        (545)
   Income tax benefit from employee stock
      transactions ......................          --         --          40          --           --          40
   Pooling of interests .................          --         --          --         695           --         695
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per
      share .............................          --         --          --        (695)          --        (695)
      Series B, 6% annual ...............          --         --          --        (180)          --        (180)
   Net loss .............................          --         --          --     (19,312)          --     (19,312)
                                            ---------   ---------   --------    --------    ---------    --------
Balances at December 31, 1997 ...........         695         348     69,332      (2,337)      (2,591)     65,447
   Conversion of subordinated debt ......          --          15      5,368          --           --       5,383
   Stock repurchase .....................          --          (1)      (752)         --           --        (753)
   Exercise of stock options and other ..          --           4        848          --           12         864
   Conversion of warrants ...............          --           1        349          --           --         350
   Poolings of interests ................          --          --         --        (109)          --        (109)
   Shares contributed to employee benefit
      plans .............................          --          --       (100)         --           --        (100)
   Income tax benefit from employee stock
      transactions ......................          --          --        112          --           --         112
   Dividends on preferred stock -
      Cumulative Convertible, $1.00 per
      share .............................          --          --         --        (695)          --        (695)
      Series B, 6% annual ...............          --          --         --         (83)          --         (83)
   Net loss .............................          --          --         --     (19,705)          --     (19,705)
                                            ---------   ---------   --------    --------    ---------    --------
Balances at December 31, 1998 ...........   $     695   $     367   $ 75,157    $(22,929)   $  (2,579)   $ 50,711
                                            =========   =========   ========    ========    =========    ========




              The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     Note 1. Summary of Significant Accounting Policies

          Nature of Operations. The Titan Corporation (the "Company" or "Titan") provides information technology and electronic systems and services to government and commercial customers. The Company groups its businesses into four core business segments --Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization, and Communications Systems -- and a fifth business segment, Emerging Technologies and Businesses. The Company provides engineering, technical, management and consulting services in the areas of national security, software systems, communication systems, information systems, threat simulation/training systems, electronic control systems, advanced research and development, and medical products sterilization and food pasteurization. The Company also develops, designs, manufactures and markets satellite communications subsystems, digital imaging products, electro-optical systems, and pulsed power products including linear accelerators.

          The Company is involved in a number of start-up ventures, most notably the commercial satellite communications business in Titan's Communications Systems segment. The Company believes that the primary source of revenues for this business will be international customers in developing countries, primarily within Asia, Africa and South America.

          Principles of Consolidation. The consolidated financial statements include the accounts of Titan and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been restated to reflect four acquisitions in 1998 that have been accounted for as poolings of interests (see Note 2). From time to time, the Company makes investments in joint ventures which primarily involve international locations and operations. Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate. Investments in such ventures are generally consolidated in instances where the Company retains control through decision-making ability and a greater than 50% ownership interest. In the absence of such factors, the Company generally accounts for these investments under the equity method.

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

          Revenue Recognition. A majority of the Company's revenue, both government and commercial, is derived from products manufactured and services performed under cost-reimbursement, time-and-materials, and fixed-price contracts wherein revenues are generally recognized as services are performed, using the percentage-of-completion method, which includes revenues recognized as units are delivered. Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. Estimated contract losses are fully charged to operations when identified.

          Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

          Investments.  The Company  does not invest in  securities  as its primary business and does not maintain a trading account. Occasionally, however, the Company purchases financial instruments with maturities greater than three months from the date of acquisition, principally investment grade commercial paper and U.S. Treasury obligations. Such securities are classified as "available for sale" as required by Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1998, the Company has no such investments. As of December 31, 1997, all such investment securities owned by the Company matured in one year or less and were carried at their current market value, which approximated their cost, as required by SFAS 115.

          Unbilled  Accounts   Receivable.   Unbilled  accounts  receivable
     include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled accounts receivable are expected to be collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

          Concentration of Credit Risk. As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and economic instability in these areas. To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfers, prior to shipment.

          Inventories. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) and weighted average methods, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

          Property and Equipment. Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 25 to 40 years for buildings, 2 to 40 years for leasehold improvements and 3 to 10 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization business is depreciated based on units of production.

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

          Impairment of Long-Lived Assets. Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.

          Stock-Based Compensation. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25.

          Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

          Per Share Information. The Company computes earnings per share based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

          The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

                                                                             For the Year Ended December 31, 1998
                                                                             -------------------------------------
                                                                               Income         Shares     Per-Share
                                                                             (Numerator)  (Denominator)   Amounts
                                                                             -----------  -------------  ---------
Income from continuing operations .........................................      $ 7,213
Less preferred stock dividends ............................................         (778)
                                                                             -----------
Basic EPS:
    Income from continuing operations available to common stockholders ....        6,435         34,895    $   .18

Effect of dilutive securities: Stock options ..............................           --          1,282       (.00)
                                                                             -----------    -----------   --------
Diluted EPS:
    Income from continuing operations available to common stockholders plus
       assumed conversions ................................................      $ 6,435         36,177    $   .18
                                                                             ===========    ===========   ========


                                                                             For the Year Ended December 31, 1997
                                                                             -------------------------------------
                                                                               Income         Shares     Per-Share
                                                                             (Numerator)  (Denominator)   Amounts
                                                                             -----------  -------------  ---------
Loss from continuing operations............................................      $(1,382)
Less preferred stock dividends.............................................         (875)
                                                                             -----------
Basic EPS:
  Loss from continuing operations available to common stockholders.........      $(2,257)        33,094    $  (.07)
                                                                             ===========    ===========   ========
Diluted EPS:...............................................................                    Same as basic

                                                                             For the Year Ended December 31, 1996
                                                                             -------------------------------------
                                                                               Income         Shares     Per-Share
                                                                             (Numerator)  (Denominator)   Amounts
                                                                             -----------  -------------  ---------
Income from continuing operations..........................................      $5,342
Less preferred stock dividends.............................................        (803)
                                                                             -----------
Basic EPS:
  Income from continuing operations available to common stockholders.......       4,539          32,068    $   .14

Effect of dilutive securities: Stock options...............................          --             377       (.00)
                                                                             -----------    -----------   --------
Diluted EPS:
  Income from continuing operations available to common stockholders plus
    assumed conversions....................................................      $4,539          32,445    $   .14
                                                                             ===========    ===========   ========

          In 1998, options to purchase approximately 742,000 shares of common stock were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares. In 1998, 1997 and 1996, 463,268 shares of common stock that could result from the conversion of cumulative convertible preferred stock, as well as common shares that could result from the conversion of the Company's convertible subordinated debentures and Series B cumulative convertible redeemable preferred stock, were not included in the computation of diluted EPS, as the effect would have been anti-dilutive on the results of continuing operations.

          Comprehensive Income. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The adoption of the accounting and disclosure provisions of SFAS 130 has had no impact on the Company's financial statements, as comprehensive income is the same as net income for all periods presented.

          Business Segments. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting and disclosure of operating segments on a basis consistent with that of the management structure. As a result of adopting SFAS 131, in 1997, the Company restated its segments for all periods presented.

          New Accounting Standards. In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises and standardizes employers' disclosures about pension and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. This statement further requires restatement of disclosure provisions for earlier periods provided for comparative purposes. The adoption of SFAS 132 has had no material impact on the Company's financial statements or related disclosures thereto.

          In 1998, the Company adopted the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software as well as assists in determining when computer software is for internal use. The adoption had no material impact on the Company's financial statements or related disclosure thereto.

          In 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This Statement provides guidance on the financial reporting of start-up and organization costs and requires that such costs of start-up activities be expensed as incurred. The Company adopted SOP 98-5 in the third quarter ended September 30, 1998, recording a one-time, non-cash charge of $19,474. The charge primarily represents previously capitalized start-up costs incurred in the Company's discontinued broadband communications business and deferred pre-contract costs as well as non-recurring engineering costs previously carried in inventory in accordance with SOP 81-1 in the Company's Communications Systems segment. The adoption of SOP 98-5 by the Company was recorded effective January 1, 1998 as a cumulative effect of change in accounting principle in the Statement of Operations for the year ended December 31, 1998.

     Note 2. Mergers and Acquisitions

          On October 23, 1998, the Company consummated a merger with Delfin Systems ("Delfin") in a stock-for-stock transaction. Delfin provides systems engineering and program management services, signal intelligence systems, and program integration and high-end software. Titan issued approximately 3,628,000 shares of Titan common stock in exchange for all the outstanding shares of Delfin common stock and assumed Delfin stock options representing approximately 823,000 shares of Titan common stock, based on an exchange ratio of approximately .50 shares of Titan common stock for each share of Delfin common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

          On August 24, 1998, the Company consummated a merger with VisiCom Laboratories, Inc., ("VisiCom") in a stock-for-stock transaction. VisiCom specializes in information technology solutions. Titan issued approximately 4,172,000 shares of common stock in exchange for all the outstanding shares of VisiCom and assumed VisiCom's stock options representing approximately 593,000 shares of Titan common stock, based on an exchange ratio of approximately .45 shares of Titan common stock for each share of VisiCom's common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

          On June 30, 1998 the Company consummated a merger with Horizons Technology, Inc., ("Horizons") in a stock-for-stock transaction. Horizons is a provider of systems engineering and program management services, computer systems integration and high-end software. Titan issued approximately 3,200,000 shares of common stock in exchange for all the outstanding shares of Horizons stock based on exchange ratios of approximately .37 and .82 shares of Titan common stock for each share of Horizons' common stock and Horizons' preferred stock, respectively. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

          On February 27, 1998, the Company consummated a merger with DBA Systems, Inc. ("DBA"), in a stock-for-stock transaction. DBA is a developer and manufacturer of digital imaging products, electro-optical systems and threat simulation/training systems whose products and systems are primarily used by the defense and intelligence communities. Titan issued approximately 6,100,000 shares of common stock in exchange for all the outstanding shares of DBA stock and assumed options representing approximately 441,000 shares of Titan common stock based on an exchange ratio of approximately 1.37 shares of Titan's common stock for each share of DBA stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

          Delfin, Horizons and DBA have been integrated into Titan's Information Technologies segment. VisiCom is included in the Emerging Technologies and Businesses segment.

          Effective January 1, 1998, Delfin's September 30, VisiCom's March 31, Horizons' January 31 and DBA's June 30 fiscal year-ends have been changed to coincide with Titan's year-end. Accordingly, the accompanying financial statements presented herein have been restated to include the combined results of operations, financial positions and cash flows of Delfin, VisiCom, Horizons and DBA as if the mergers had occurred at the beginning of the periods presented.

          The combining periods of Titan, Delfin, VisiCom, Horizons and DBA are as follows:

                         Fiscal Years 1997 and 1996
                        ----------------------------------------------
      Titan              Fiscal years ended December 1997 and 1996
      Delfin             Fiscal years ended September 1997 and 1996
      VisiCom            Fiscal years ended March 1998 and 1997
      Horizons           Fiscal years ended January 1998 and 1997
      DBA                Twelve months ended December 1997 and  June 1996

                               Fiscal Year 1997 Quarterly Periods
                    ----------------------------------------------------------
                         Q1 97          Q2 97           Q3 97          Q4 97
                    ------------    -----------     -----------    -----------
      Titan            March 97       June 97         Sept. 97       Dec. 97
      Delfin           Dec. 96        March 97        June 97        Sept. 97
      VisiCom          June 97        Sept. 97        Dec. 97        March 98
      Horizons         April 97       July 97         Oct. 97        Jan. 98
      DBA              March 97       June 97         Sept. 97       Dec. 97


          For the six months ended December 31, 1996, revenues of $11,724 and net income of $695 were reported by DBA. Such amounts are not reflected in the accompanying statements of operations as DBA's fiscal year ended June 30, 1997 was conformed to Titan's fiscal year ended December 31, 1997. DBA's six-month 1996 net income of $695 is reflected as a pooling adjustment in the accompanying Statement of Stockholders' Equity for the year ended December 31, 1996. Other adjustments to conform Delfin's, VisiCom's and Horizons' fiscal year-ends were not significant and resulted in a net pooling adjustment of $(109) in 1998, which is reflected in the accompanying Statement of Stockholders' Equity for the year ended December 31, 1998.

          The separate and combined results of Titan, Delfin, VisiCom, Horizons and DBA in prior years are as follows:

                                         For the Year Ended December 31, 1997
                                      ------------------------------------------
                                                       Income
                                                       (Loss)
                                                        from
                                                     Continuing      Net Income
                                       Revenues      Operations        (Loss)
                                      ----------    ------------    ------------
                  Titan.............    $167,050       $   5,188      $   5,165
                  Delfin............      26,534            (127)          (127)
                  VisiCom...........      31,360          (1,352)       (13,397)
                  Horizons..........      26,281           1,640         (4,222)
                  DBA...............      24,698          (6,731)        (6,731)
                                      ----------    ------------    ------------
                                        $275,923       $  (1,382)     $ (19,312)
                                      ==========    ============    ============


                                         For the Year Ended December 31, 1996
                                      ------------------------------------------
                                                       Income
                                                       (Loss)
                                                        from
                                                     Continuing      Net Income
                                       Revenues      Operations        (Loss)
                                      ----------    ------------    ------------
                  Titan.............    $133,676       $     (50)     $  (3,378)
                  Delfin............      29,629             (92)           (92)
                  VisiCom...........      32,650           1,389            381
                  Horizons..........      29,551           2,934            944
                  DBA...............      20,470           1,161          1,161
                                      ----------    ------------    ------------
                                        $245,976       $   5,342      $    (984)
                                      ==========    ============    ============


          DBA's loss from continuing operations and net loss for the year ended December 31, 1997 include recognition of a special charge of $9,846 for the write-down of certain assets to net realizable value and accrual for certain liabilities as described in Notes 8 and 14.

          Net income (loss) reflects the discontinued operations of the broadband communications business, the access control systems business and certain operations discontinued by companies prior to their acquisition by Titan. Refer to Note 3 for further discussion.

          On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity") for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million, subject to post-closing adjustments, if any, due and payable March 31, 1999, and bearing interest at the prime rate. The transaction has been accounted for as a purchase; accordingly, Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998. The excess of the purchase price over the estimated fair value of net assets acquired is being amortized on a straight line basis over 30 years, and amounted to approximately $18.6 million as of December 31, 1998.

          During the year ended December 31, 1998, the Company recorded special acquisition related and other charges of $9,891, which includes approximately $5,500 of direct transaction costs (consisting primarily of investment banking and other professional fees), $3,800 of integration expenses and $600 of pre-operating and start-up costs of the AfroNetwork, Benin operation. Approximately $4,600 of the direct transaction costs were incurred in connection with the Delfin, VisiCom, Horizons and DBA mergers. The remaining $900 in transaction fees were related to costs incurred to file a withdrawn registration statement of Linkabit Wireless.

          The integration costs included approximately $3,500 for severance, outplacement and retention costs incurred in the Information Technologies and Communications Systems segments. Included in these amounts were termination benefits associated with employment agreements, as well as retention amounts associated with employee retention agreements. The integration costs also include $330 related to the closure and elimination of leased facilities, primarily duplicate field offices.

          Accruals for unpaid special charges of $1,090 and $250 remain in other current and non-current liabilities, respectively, at December 31, 1998. Unpaid amounts at year-end are primarily termination, retention and other integration costs which will be paid by December 31, 1999.

          On May 24, 1996, the Company completed the acquisition of three privately-held affiliated businesses--Eldyne, Inc. ("Eldyne"), Unidyne Corporation ("Unidyne") and Diversified Control Systems, LLC ("DCS"). The overall transaction consideration, excluding associated transaction costs and expenses, consisted of $1 million cash, 1,779,498 shares of Titan common stock with an assigned value of $6.00 per share, the issuance of 500,000 shares of a new class of cumulative convertible redeemable preferred stock (see Note 9), assumption of indebtedness and a promissory note for $1 million issued to the principal stockholder of the acquired companies. The $1 million note was due and paid on March 15, 1997, and earned interest of 10% per annum. Titan also entered into an agreement with the principal stockholder, providing for annual payments of $.3 million, payable monthly, for 6 years beginning May 24, 1996. The net present value of this agreement ($1.5 million) was recorded as additional purchase price at the acquisition date. This obligation was settled in full on January 2, 1997. Estimated other direct costs of the acquisition were approximately $3 million. The acquisition has been accounted for as a purchase, and, accordingly, Titan's consolidated financial statements include the operating results of the three acquired companies since May 24, 1996. The excess of the purchase price over the estimated fair value of net assets acquired of $16.9 million at December 31, 1998 is being amortized using a straight-line method over 30 years.

     Note 3. Discontinued Operations

          In December 1998, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business. The results of this business have been accounted for as a discontinued operation. Revenues for the access control business were $3,122, $4,136 and $1,808 and operating profit (loss) was $(3,026), $492 and $483 for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 loss includes a charge of $1,500 for the estimated costs to be incurred in future periods in connection with the winding down of this business.

          In 1997, the Company's Board of Directors adopted a plan to divest the Company's broadband communications business. The results of the broadband communications business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, anticipates that the plan of disposal will be carried out within one year. During 1998, the Company received cash payments of $4,400 for licensing of the broadband technology and as settlement of certain contingencies related to the broadband patents. As a result of a periodic review by management of the likelihood of receiving further proceeds from the sale of the broadband technology, which would enable the Company to realize the remaining net assets of the broadband business, a decision was reached by management in the third quarter of 1998 to write off such remaining net assets. The write-off resulted in a pre-tax charge to loss from discontinued operations of $4,638. Additionally, approximately $7,200 in previously capitalized start-up costs were written off as part of the cumulative effect of the change in accounting principle (see Note 1). Revenues for the broadband communications business were $-0-, $551 and $2,238 for the years ended December 31, 1998, 1997 and 1996, respectively. Titan deferred losses from the discontinued operation of $9,271 in 1997, which primarily represented amortization and wind-down costs of the business.

          In addition to the discontinued operations of the access control systems business and the broadband business as discussed above, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan in 1998. The decisions to dispose of or otherwise wind down these operations were made by the separate Boards of Directors of the respective acquired companies prior to entering into any discussions with Titan regarding the potential acquisitions of these entities by Titan. All periods presented reflect these specific operations as discontinued operations. Revenue for these discontinued operations aggregated $10,899, $7,999 and $9,367 for the years ended December 31, 1998, 1997 and 1996, respectively, and losses attributable to these discontinued operations aggregated $-0-, $17,907 and $2,998 for the same respective periods. Aggregate charges for estimated costs to be incurred in future periods in connection with the winding down of these operations amounted to approximately $6,800, substantially all of which was recorded by the acquired companies in the last quarter of 1997. Operating losses of approximately $5.8 million were charged against this accrual during 1998. Additionally, a pre-tax charge of $1,300 was taken in the third quarter of 1998 based on management's most recent review of estimated future wind-down costs.

          Net liabilities of discontinued operations at December 31, 1998 consist primarily of accrued liabilities of approximately $12,700, net of current assets (primarily accounts receivable and inventory) of approximately $6,200. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of leased facilities. Long-term net assets of discontinued operations are primarily fixed assets.

     Note 4. Other Financial Data

          Following are details concerning certain balance sheet accounts:


                                                                                  1998        1997
                                                                                --------    --------
                                Accounts Receivable:
                                   U.S. Government--billed ..................   $ 44,021    $ 33,031
                                   U.S. Government--unbilled ................     30,710      23,648
                                   Trade ....................................     13,586      16,692
                                   Less allowance for doubtful accounts .....       (249)       (718)
                                                                                --------    --------
                                                                                $ 88,068    $ 72,653
                                                                                ========    ========
                               Inventories:
                                  Materials .................................   $  3,871    $  4,343
                                  Work-in-process ...........................      1,788      12,421
                                  Finished goods ............................      2,987       2,062
                                                                                --------    --------
                                                                                $  8,646    $ 18,826
                                                                                ========    ========
                               Property and Equipment:
                                  Machinery and equipment ...................   $ 45,299    $ 51,238
                                  Furniture and fixtures ....................      8,320       6,726
                                  Land, buildings and leasehold improvements      13,902      14,960
                                  Construction in progress ..................        358         406
                                                                                --------    --------
                                                                                  67,879      73,330
                               Less accumulated depreciation and amortization    (42,177)    (45,664)
                                                                                --------    --------
                                                                                $ 25,702    $ 27,666
                                                                                ========    ========

     Note 5. Segment Information

          In the fourth quarter of 1997, the Company realigned certain operations within its existing segments and added a fifth segment to better position these operations for strategic transactions pursuant to the Company's corporate strategy. This realignment conforms with the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". All prior year segment data were restated to conform to the 1997 presentation.

          The Information Technologies segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems and communications requirements, and manufactures digital imaging products, electro-optical systems and threat simulation/training systems primarily used by the defense and intelligence communities. This segment also supports high priority government programs by providing systems integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services provided include research and development under government funded contracts for the Department of Defense (DoD) and other customers.

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

          The Communications Systems segment is made up of the Company's wholly-owned subsidiary, Linkabit Wireless, Inc., ("Linkabit Wireless"), which develops and produces advanced satellite communications products and systems for government and commercial customers.

          The Emerging Technologies and Businesses segment includes several businesses which apply the Company's proprietary knowledge and core competencies to industrial and commercial opportunities.

          Substantially all of the Company's operations are located in the United States. Export revenues amounted to approximately $18,893, $21,365 and $10,693 in 1998, 1997 and 1996, respectively, primarily to countries in the Far East and Western Europe. All international sales are denominated in U.S. dollars.

          The following tables summarize industry segment data for 1998, 1997 and 1996.

                                                                          1998       1997       1996
                                                                        --------   --------   --------
                                 Revenues:
                                 Information Technologies ...........   $190,467   $165,739   $154,054
                                 Software Systems ...................     21,470     17,374     18,505
                                 Medical Sterilization and Food
                                   Pasteurization ...................     10,000      5,983      2,818
                                 Communications Systems .............     42,468     48,980     27,850
                                 Emerging Technologies and Businesses     39,023     37,847     42,749
                                                                        --------   --------   --------
                                                                        $303,428   $275,923   $245,976
                                                                        ========   ========   ========

          Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $242,560 in 1998, $225,016 in 1997, and $199,901 in 1996. Inter-segment sales were not significant in any year.

                                                                             1998        1997        1996
                                                                           --------    --------    --------
                        Operating Profit (Loss):
                           Information Technologies ....................   $ 16,291    $  5,457    $ 14,861
                           Software Systems ............................      5,137       4,580        (137)
                           Medical Sterilization and Food Pasteurization      1,365         189      (1,080)
                           Communications Systems ......................     (1,418)      1,074      (4,187)
                           Emerging Technologies and Businesses ........      3,455          81       3,156

                           Corporate ...................................     (6,477)     (2,808)       (543)
                                                                           --------    --------    --------
                                                                           $ 18,353    $  8,573    $ 12,070
                                                                           ========    ========    ========

          Corporate includes corporate general and administrative expenses, certain corporate restructuring charges, and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.



                                                                              1998       1997       1996
                                                                            --------   --------   --------
                          Identifiable Assets:
                            Information Technologies ....................   $103,034   $ 85,449   $ 96,665
                            Software Systems ............................     14,959      8,114      6,139
                            Medical Sterilization and Food Pasteurization     11,362     11,854     10,222
                            Communications Systems ......................     22,406     29,019     18,774
                            Emerging Technologies and Businesses ........     14,239     15,573     18,349
                            Discontinued operations, net ................        645      7,605     15,031
                            General corporate assets ....................     25,922     26,089     28,108
                                                                            --------   --------   --------
                                                                            $192,567   $183,703   $193,288
                                                                            ========   ========   ========

          General corporate assets are principally cash, prepaid expenses, property and equipment, deferred income taxes and other assets.

                                                                               1998     1997     1996
                                                                              ------   ------   ------
                              Depreciation and Amortization of Property and
                                Equipment, Goodwill, and Other Assets:
                                  Information Technologies ................   $3,291   $4,101   $3,751
                                  Software Systems ........................      475      617    1,152
                                  Medical Sterilization and Food ..........      617      499      510
                                    Pasteurization
                                  Communications Systems ..................    1,191    1,292      820
                                  Emerging Technologies and Businesses ....      952    1,722    1,398
                                  Corporate ...............................      600      982      413
                                                                              ------   ------   ------
                                                                              $7,126   $9,213   $8,044
                                                                              ======   ======   ======
                             Capital Expenditures:
                               Information Technologies ....................  $1,648   $1,972   $2,175
                               Software Systems ............................     325      453      261
                               Medical Sterilization and Food Pasteurization     210      429    1,024
                               Communications Systems ......................   1,180    1,438    1,831
                               Emerging Technologies and Businesses ........     317    2,236    1,120
                               Corporate ...................................     358      119      227
                                                                              ------   ------   ------
                                                                              $4,038   $6,647   $6,638
                                                                              ======   ======   ======

     Note 6. Income Taxes

          The components of the income tax provision from continuing operations are as follows:

                                              1998      1997      1996
                                            ------     ------    ------
                        Current:
                         Federal.........   $  782     $2,046    $2,131
                         State...........      278        374       377
                                            ------     ------    ------
                                             1,060      2,420     2,508
                        Deferred.........    3,095      1,764        95
                                            ------     ------    ------
                                            $4,155     $4,184    $2,603
                                            ======     ======    ======

          Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

                                                                                 1998       1997       1996
                                                                               -------    -------    -------
                       Expected Federal tax provision on continuing ........   $ 3,865    $   953    $ 2,701
                          operations
                       State income taxes, net of Federal income tax benefit       341         92        (18)
                       Research credit .....................................        --       (324)        --
                       Goodwill amortization ...............................       218        351         88
                       Keyman life insurance ...............................        24         24         36
                       Acquisition special charges and other ...............      (293)     3,088       (204)
                                                                               -------    -------    -------
                       Actual tax provision on continuing operations .......   $ 4,155    $ 4,184    $ 2,603
                                                                               =======    =======    =======

          The deferred tax asset as of December 31, 1998 and 1997, results from the following temporary differences:

                                                                             1998        1997
                                                                           --------    --------
                                    Loss carryforward ..................   $  7,746    $  7,798
                                    Employee benefits ..................      4,275       4,923
                                    Loss from discontinued operations ..       --        (3,338)
                                    Tax credit carryforwards ...........      2,096       2,546
                                    Inventory and contract loss reserves     10,199       8,919
                                    Depreciation .......................     (1,378)     (1,400)
                                    Deferred tax on foreign profit .....       --         1,123
                                    Other ..............................       (306)       (759)
                                                                           --------    --------
                                                                             22,632      19,812
                                    Valuation allowance ................    (11,200)    (11,200)
                                                                           --------    --------
                                    Net deferred tax asset .............   $ 11,432    $  8,612
                                                                           ========    ========

          Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company which may not be within the Company's control may limit annual future utilization of these carryforwards. Deferred income taxes of $454 and $314 are included in Other Assets at December 31, 1998 and 1997, respectively.

          Cash paid for income taxes was $1,343 and $1,195 in 1998 and 1997, respectively. Net tax refunds in 1996 were $277.

     Note 7. Debt

          On July 29, 1998, the Company entered into a credit agreement with a bank syndicate under which it may borrow up to $80 million, replacing its existing line of credit agreement. The credit facility includes a five year $55 million working capital line of credit and a $25 million component dedicated for acquisitions which converts any outstanding balances after one year into a term loan, to be repaid in increasing quarterly amounts over four years. The Company has the option to borrow at the bank base rate or at LIBOR, plus applicable margins based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The agreement contains, among other financial covenants, provisions which set maximum debt to EBITDA limits and which require the Company to maintain stipulated levels of EBITDA, tangible net worth, a minimum quick ratio, and minimum coverage of fixed charges, as defined. Initial proceeds of $36.1 million were used to pay off and replace the then outstanding line of credit balances with the Company's, Horizons' and VisiCom's banks and for working capital purposes. At December 31, 1998, the outstanding balances on the working capital line and the acquisition line were $35 million and $5 million (of which $368 is current), respectively. The borrowings were subject to a weighted average interest rate of 7.09%, and commitments under letters of credit reducing availability under the working capital line were $950.

          In November 1996, Titan issued $34,500 of 8.25% convertible subordinated debentures due 2003. At December 31, 1998, $27,515 remain outstanding. The debentures are convertible into common stock of the Company at a conversion price of $3.50 per share, subject to adjustment upon the occurrence of certain events. The debentures are redeemable, on or after November 2, 1999, initially at 104.125% of principal amount and at decreasing prices thereafter to 100% of principal amount through maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder upon a change in control, as defined in the indenture governing the debentures, at 100% of principal amount plus accrued interest. The net proceeds from the issuance of these securities were used to repay borrowings under the Company's bank lines of credit and for working capital and general corporate purposes.

          At  December  31,  1998 and 1997,  Titan had $3,328  and  $4,319,
     respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%, respectively. At December 31, 1998, $1,101 is due within one year. At December 31, 1998 and 1997, the Company also had outstanding a mortgage note collateralized by real estate with a balance of $747 and $1,196, respectively, at an interest rate of LIBOR plus 2.5%, of which $112 is due within one year. Long-term debt at entities acquired by the Company in 1998 was $650 ($368 short-term) at December 31, 1998.

          Cash paid for interest, primarily on these borrowings, was $6,491, $6,254 and $3,847 in 1998, 1997, and 1996, respectively. At
     December 31, 1998 the Company was in compliance with all financial covenants under its various debt agreements.

     Note 8. Commitments and Contingencies

          The Company leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $10,130 in 1998, $9,457 in 1997 and $11,928 in 1996. The Company has
     entered into a long-term lease agreement for facilities which are owned by an entity in which Titan has a minority ownership interest. Rental expense in 1998, 1997 and 1996 includes $921, $904 and $884, respectively, paid under this agreement.

          Future minimum lease payments under noncancelable operating leases at December 31, 1998, are as follows:

                 1999.......................................     $ 8,311
                 2000.......................................       6,649
                 2001.......................................       5,310
                 2002.......................................       4,567
                 2003.......................................       3,613
                 Thereafter.................................       9,343
                                                                 -------
                    Total minimum lease payments............     $37,793
                                                                 =======

          In 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters at its Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead-based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's due diligence process related to the merger with DBA. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of continued assessments and remediation work to be performed. This property is currently on the market and the Company has received several indications of interest (see Note 14). The Company has commenced its pre-cleanup activities, which are being coordinated with the sale of the property.

          On April 19, 1995 Titan was served in a lawsuit  entitled  Donald
     P. Shaw v. Titan Corporation (the "Lawsuit"). The Lawsuit was pending in the United States District Court for the Eastern District of Virginia, Alexandria Division, and sought compensatory damages in an aggregate amount of $3,000 and punitive damages in the amount of $1,050 on account of alleged wrongful termination and intentional infliction of emotional distress. The Lawsuit resulted in a verdict for the plaintiff awarding $65 in compensatory damages and $350 in punitive damages which was affirmed on appeal in February 1998.

          In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies. Further, the Company and its subsidiaries are subject to claims and from time to time are named as defendants in legal proceedings. The Company may also assert claims from time to time. In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect the financial position or results of operations of the Company.

     Note 9.  Series B  Cumulative  Convertible  Redeemable  Preferred Stock

          The Company's Series B Preferred Stock had a par value of $1.00, accrued dividends at a rate of 6% per annum payable quarterly in arrears cumulatively, had a liquidation preference of $6.00 per share plus accrued and unpaid dividends (the "Series B Liquidation
     Preference") and entitled the holder thereof to one vote per outstanding share, voting together as a class with the holders of shares of outstanding Common Stock (and any other series or classes entitled to vote therewith) on all matters submitted for a shareholder vote. The Series B Preferred Stock was redeemable at the Series B Liquidation Preference (i) at the holder's option, after May 24, 1998 until May 24, 2001, and (ii) at the Company's option, after May 24, 2001 until May 24, 2006. The Company redeemed all of the outstanding shares of Series B Preferred Stock in 1998.

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

     Note 11. Common Stock

          At December 31, 1998, approximately 47,974,672 common shares were reserved for future issuance for conversion of convertible subordinated debentures, preferred stock, and all stock incentive plans.

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

          If a person or group acquires 15% or more of the Company's common stock, each Right (other than Rights held by the acquiring person or group which become void) will entitle the holder to receive upon exercise a number of shares of the Company's common stock having a market value of twice the Right's exercise price. If the Company is acquired in a transaction not approved by the Board, each Right may be exercised for common shares of the acquiring company having a market value of twice the Right's exercise price. Titan may redeem the Rights at $.01 per Right, subject to certain conditions. The Rights expire on August 17, 2005.

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

                                                                1998       1997       1996
                                                             --------   --------    --------
        Net loss                         As reported......   $(19,705)  $(19,312)   $   (984)
                                         Pro forma........    (20,827)   (21,019)     (1,654)

        Net loss per share, basic        As reported......       (.59)      (.61)       (.06)
                                         Pro forma........       (.62)      (.66)       (.08)

        Net loss per share, diluted      As reported......       (.57)      (.61)       (.06)
                                         Pro forma........       (.60)      (.66)       (.08)


          The Company currently has options available for grant under the Stock Option Plans of 1990, 1994 and 1997, The 1989 Directors' Stock Option Plan and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan"). Options authorized for grant under the employee plans and under the directors' plans are 3,000,000 and 185,000, respectively. Under the 1996 Directors' Plan, a director may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the employee plans, an option's maximum term is ten years. Under the directors' plans, options expire 90 days after the option holder ceases to be a director. Employee options may be granted throughout the year; directors' options are granted annually during the first two or three years as a director. All options vest in 25% increments beginning one year after the grant date. Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 71% in 1998, 70% in 1997 and 87% in 1996; and a risk free interest rate of 4.74% in 1998, 5.72% in 1997 and 6.57% in 1996.

          A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                             1998                 1997                 1996
                                     --------------------  -------------------  -------------------
                                                 Weighted             Weighted             Weighted
                                                 Average              Average              Average
                                     Shares      Exercise   Shares    Exercise   Shares    Exercise
                                     (000)       Price      (000)      Price     (000)      Price
                                     -------    --------   -------    --------  -------    -------
Outstanding at beginning of year..     3,697    $   3.66     3,155    $   3.37    3,148    $  3.22
Granted ..........................       808        4.30     1,175        3.77    1,202       3.45
Exercised ........................      (258)       2.70      (207)       2.75     (241)      2.13
Cancelled ........................      (589)       4.31      (426)       3.10     (954)      2.71
                                     -------               -------              -------
Outstanding at end of year .......     3,658        3.77     3,697        3.66    3,155       3.37
                                     =======               =======              =======
Options exercisable at year-end...     1,898                 1,994                1,814
Weighted-average fair value of
 options granted during the year..   $  5.46               $  3.42              $  2.47

          The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                               Options Outstanding                 Options Exercisable
                     --------------------------------------     ------------------------
                                    Weighted-
                                     Average      Weighted-                    Weighted-
       Range of         Number      Remaining     Average        Number        Average
       Exercise      Outstanding   Contractual    Exercise       Exercisable   Exercise
       Prices        at 12/31/98       Life        Price         at 12/31/98    Price
     ------------    -----------   ------------  ----------     -----------   ----------
     $ 0.05-3.94      1,852,964     6.06 years     $ 2.19       1,283,420       $ 2.25
       4.00-5.88      1,418,805     8.39 years       4.79         445,636         4.60
       6.06-9.50        386,232     7.81 years       7.57         168,732         8.34
                      ---------                                 ---------
                      3,658,001     7.15 years                  1,897,788
                      =========                                 =========

          Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Elected officers of the Company are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 10 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each subscription period. A subscription period is six months, beginning January 1 and July 1 of each year. Approximately 13%, 11% and 11% of eligible employees participated in the Plan and purchased 92,089, 110,461 and 89,865 shares of the Company's common stock in 1998, 1997 and 1996, respectively. The weighted-average fair value of the purchase rights granted in 1998, 1997 and 1996 was $1.61, $1.06 and $1.71, respectively.

          Four of the Company's wholly-owned subsidiaries have stock option plans for the granting of subsidiary common stock, which is not publicly traded. The exercise price of all options granted under these plans equals the fair value of the subsidiary stock at the date of grant as determined by the subsidiaries' board of directors. If all options available for grant in these plans were exercised, the Company's ownership in each of the subsidiaries would be diluted by no greater than 20% to 30%.

     Note 13. Benefit Plans

          The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $3,326, $2,914 and $3,040 in 1998, 1997 and 1996, respectively.
     Titan's and Horizons' combined discretionary contributions to their Employee Stock Ownership Plans were $295, $372 and $120 in 1998, 1997 and 1996, respectively. Discretionary contributions to a profit sharing plan covering certain employees were $150, $175 and $150 in 1998, 1997 and 1996, respectively. During 1997 and 1996, the Company utilized treasury stock of $344 and $1,192, respectively, for benefit plan contributions.

          The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan was $824, $821 and $901 in 1998, 1997 and 1996, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996 includes $650, $527 and $561, respectively, related to the plan. Included in other non-current liabilities is $4,311 and $3,954 related to this plan at December 31, 1998 and 1997, respectively. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $3,316, $2,125 and $1,709 in 1998, 1997 and 1996, respectively.

          The Company has previously provided for postretirement benefit obligations of operations discontinued in prior years. The Company has no postretirement benefit obligations for any of its continuing operations nor for its recently discontinued businesses.

     Note 14. DBA Asset Impairments

          The Company has a 141,000 square foot manufacturing facility located in Kissimmee, Florida which was acquired in the merger with DBA. The property has been held for sale since June 1996. As a result of several factors, including offers received by third parties, management concluded that there had been an impairment in the carrying value of the asset. A charge of $2.0 million was recorded in the Company's financial statements for the year ended December 31, 1997 which reflects management's estimate of the impairment, including estimated disposal costs. Titan management has a program of ongoing maintenance (and environmental remediation - see Note 8) and is actively marketing the property for sale through various channels. Management regularly reviews this asset for further impairment, and believes that the recorded book value at December 31, 1998 reflects an amount which is not less than net realizable value.

          In September 1997, DBA invested $1.6 million in a start-up venture. To date, this start-up venture has not yet generated any significant business and has generated no significant revenue. In light of these circumstances, Titan management believed that there was an impairment in the value of the investment as recorded by DBA. An adjustment to write down the investment by $1.6 million was recorded in the results of operations for the year ended December 31, 1997.

     Note 15. Subsequent Event

          In January 1999, the Company's wholly-owned subsidiary, Titan Software Systems Corporation, acquired Transnational Partners II, LLP ("TNP"), a software services company which provides infrastructure and enterprise resources planning solutions for major corporations, for $9.8 million in a transaction that will be accounted for as a purchase. The purchase price consisted of $7 million cash, a $2.8 million note due January 2000 (bearing interest at 7%), subject to certain post-closing adjustments, and a preferred stock representing a minority interest in Titan Software Systems Corporation, which comprises the Company's Software Systems segment.

     Note 16. Quarterly Financial Data (Unaudited) (in thousands, except per share data)

                                           First        Second       Third        Fourth         Total
1998                                      Quarter       Quarter     Quarter       Quarter         Year
----                                    ----------    ----------   ----------    ----------    -----------
Revenues ............................   $   64,630    $   75,413   $   78,635    $   84,750    $   303,428
Gross profit ........................       15,163        17,071       17,628        21,525         71,387
Income from continuing operations
   before cumulative effect of change
   in accounting principle ..........          954         2,973        1,948         1,338          7,213
Net income (loss) ...................      (18,349)        3,184       (4,051)         (489)       (19,705)
Basic earnings per share:
   Income from continuing operations           .02           .08          .05           .03            .18
   Net income (loss) ................         (.55)          .09         (.11)         (.02)          (.59)
Diluted earnings per share:
   Income from continuing operations           .02           .07          .05           .03            .18
   Net income (loss) ................         (.53)          .08         (.09)         (.02)          (.57)

                                        First       Second       Third        Fourth          Total
1997                                   Quarter      Quarter     Quarter       Quarter         Year
----                                 ----------   ----------   ----------    ----------    -----------
Revenues .........................   $   67,827   $   70,255   $   66,931    $   70,910    $   275,923
Gross profit .....................       14,808       17,102       14,776        12,684         59,370
Income (loss) from continuing
   operations ....................        2,253        2,301       (4,366)       (1,570)        (1,382)
Net income (loss) ................        1,172        1,619      (15,765)       (6,338)       (19,312)
Basic earnings (loss) per share:
   Income (loss) from continuing
      operations .................          .06          .06         (.14)         (.05)          (.07)
   Net income (loss) .............          .03          .04         (.48)         (.20)          (.61)
Diluted earnings (loss) per share:
   Income (loss) from continuing
      operations .................          .06          .06         (.14)         (.05)          (.07)
   Net income (loss) .............          .03          .04         (.48)         (.20)          (.61)

          The above financial information for each quarter reflects all normal and recurring adjustments.

          Previously reported amounts have been restated to reflect the acquisitions, accounted for as poolings of interests, of Horizons, VisiCom and Delfin in the second, third and fourth quarters of 1998, respectively, the discontinuance of the Company's access control systems business in the fourth quarter of 1998, and to reflect the cumulative effect of a change in accounting principle as effective in the first quarter of 1998.

          Net results for the first quarter of 1998 reflect a charge of $19,474 for the cumulative effect of a change in accounting principle (see Note 1). Income (loss) from continuing operations and net income
     (loss) include special charges of $1,460, $3,093 and $5,338 in the first, third and fourth quarters of 1998, respectively, and asset and investment write-downs and environmental accrual of $5,000 and $4,846 in the third and fourth quarters of 1997, respectively (see Notes 2 and 14).
                                    PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

Item 10.  Directors and Executive Officers of the Company

         The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information on pages 3 - 7 and 15 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by this reference to such information on pages 4 - 5 and 8 - 13 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 is incorporated herein by this reference to such information on page 2 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

         No information is required by Item 13.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page 24.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

     (c) Exhibits

      3.1 Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.
      3.2 Registrant's By-laws, as amended, which was Exhibit 6(a)(3) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.
      4.1 Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.
      4.2 Form of Indenture relating to the Registrant's 8 1/4% Convertible Subordinated Debentures due November 1, 2003, which was Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-10965) is incorporated herein by this reference.
      4.3 Letter Agreement dated February 4, 1998 between the Company and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA which was
                 Exhibit 10.38 to Registration Statement on Form S-4 (no. 333-45719) is incorporated herein by this reference.

      10.1 Stock Option Plan of 1983, as amended though January 1, 1987, which was Exhibit 10.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.
      10.2 Stock Option Plan of 1986, as amended through January 1, 1987, which was Exhibit 10.3 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.
      10.3       Stock  Option  Plan  of  1990,  which  was  filed  in the  1990 definitive proxy statement and was Exhibit 10.11 to Registrant's 1989 Annual Report on 10-K is incorporated herein by this reference.
      10.4       Stock  Option  Plan  of  1994,  which  was  filed  in the  1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K is incorporated herein by this reference.
      10.5 1989 Directors' Stock Option Plan which was filed in the 1990 definitive statement and was Exhibit 10.12 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.
      10.6 1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K is incorporated herein by this reference.
      10.7 1996 Directors' Stock Option and Equity Participation Plan which was filed in the 1996 definitive proxy statement and was
                 Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K is incorporated herein by this reference.
      10.8 Supplemental Retirement Plan for Key Executives which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.
      10.9 1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.
      10.10 Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.
      10.11 Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.
      10.12 Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was
                 Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.
      10.13      Executive  Severance Plan entered into by the Company with Gene
                 W. Ray, Eric M. DeMarco, Ronald B. Gorda, Mellon C. Baird, Herbert L. Bradley, Clifton L. Cooke, and Ira Frazer, which was
                 Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.
      10.14 Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated by this reference.
      10.15 Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

      10.16      Loan and Security  Agreement  dated  January 31,  1996,  by and between  Registrant  and Sanwa  General  Equipment  Leasing,  a
                 division  of  Sanwa  Business  Credit  Corporation,  which  was
                 Exhibit 10.18 to Registrant's  1995 Annual Report on Form 10-K,
                 is incorporated herein by this reference.
      10.17      Credit Agreement, dated as of July 29, 1998, among the Company,
                 Various  financial  institutions  from  time  to  time  parties
                 thereto  (the   "Lenders"),   the  Bank  of  Nova  Scotia,   as
                 administrative  agent for the  Lenders,  and  Imperial  Bank as documentation  agent,  which was  Exhibit  10 to the  Company's
                 Quarterly  Report  on Form  10-Q  dated  August  14,  1998,  is incorporated herein by this reference.
      10.18      Agreement and Plan of Merger and  Reorganization  dated January
                 6, 1998 among The Titan  Corporation,  Titan  Acquisition  Sub,
                 Inc.  and DBA Systems,  Inc.  which was filed as Exhibit 2.1 to
                 the   Company's   Registration   Statement  on  Form  S-4  (No.
                 333-45719), is incorporated herein by this reference.
      10.19      Agreement and Plan of Merger and Reorganization  dated February
                 26, 1998, among The Titan Corporation, Sunrise Acquisition Sub,
                 Inc.,  Horizons  Technology,   Inc.  ("Horizons")  and  certain
                 stockholders of Horizons,  which was filed as Appendix A to the
                 Company's Registration Statement on Form S-4 (No. 333-47633) is
                 incorporated herein by this reference.
      10.20      Agreement and Plan of Reorganization  dated as of June 30, 1998 by and among The Titan  Corporation,  Delsys Merger Corp.,  and
                 Delfin Systems, which was filed as Exhibit 2.1 to the Company's
                 Registration   Statement  on  Form  S-4  (No.   333-60127)   is
                 incorporated herein by this reference.
      21         Subsidiaries of Registrant as of December 31, 1998.
      23         Consent   of   Arthur   Andersen    LLP,   Independent   Public
                 Accountants.
      27.1       Financial Data Schedule for the year ended December 31, 1998.
      27.2       Restated  Financial  Data Schedule for the years ended December
                 31, 1997 and 1996, and for the three month, six month and nine month periods ended March 31, 1998, June 30, 1998 and September
                 30, 1998, respectively.
      27.3       Restated Financial Data Schedule for the three month, six month and nine month periods ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE TITAN CORPORATION

                                                By: /s/ Gene W. Ray
                                                --------------------------------
                                                Gene W. Ray, President and Chief
                                                       Executive Officer



March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                               Title                                  Date
-----------------------      --------------------------------------            --------------
/s/ Gene W. Ray              President, Chief Executive Officer and            March 31, 1999
-----------------------      Director
Gene W. Ray

/s/ Eric M. DeMarco          Executive Vice President and Chief                March 31, 1999
-----------------------      Financial Officer
Eric M. DeMarco              (Principal Financial Officer)

/s/ Deanna Hom Petersen      Vice President, Corporate Controller              March 31, 1999
-----------------------      (Principal Accounting Officer)
Deanna Hom Petersen

/s/ Charles R. Allen         Director                                          March 31, 1999
-----------------------
Charles R. Allen

/s/ Joseph F. Caligiuri      Director                                          March 31, 1999
-----------------------
Joseph F. Caligiuri

/s/ Daniel J. Fink           Director                                          March 31, 1999
-----------------------
Daniel J. Fink

/s/ Robert I. Hanisee        Director                                          March 31, 1999
-----------------------
Robert I. Hanisee

                             Director
-----------------------
Robert E. La Blanc

/s/ Thomas G. Pownall       Director                                           March 31, 1999
-----------------------
Thomas G. Pownall

/s/ James Roth               Director                                          March 31, 1999
-----------------------
James Roth


                              THE TITAN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                For the years ended December 31, 1998, 1997, 1996
                            (in thousands of dollars)


                                              Balance at      Additions
                                             beginning of    (charges to                   Balance at
                                                 year          expense)      Deductions   end of year
                                             ------------    -----------     ----------   -----------
       1998:
          Allowance for doubtful accounts..      $718           $ --            $469(a)       $249
       1997:
          Allowance for doubtful accounts..       481            297              60            718
       1996:
          Allowance for doubtful accounts..       454            106              79            481

(a)      Includes $267 reclassed to unbilled accounts receivable.



                                  EXHIBIT INDEX

      Exhibit
      Number       Description of Document
      -------      -----------------------
          3.1      Registrant's Certificate of Amendment of Restated Certificate
                   of  Incorporation  dated as of October  21,  1998,  which was
                   Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q
                   dated  November  16,  1998,  is  incorporated  herein by this reference. Registrant's Restated Certificate of Incorporation
                   dated as of  November  6, 1986,  which was Exhibit No. 3.1 to
                   Registrant's  1987 Annual Report on Form 10-K is incorporated
                   herein  by  this  reference.   Registrant's   Certificate  of
                   Amendment of Restated  Certificate of Incorporation  dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's  1987
                   Annual  Report  on Form 10-K is  incorporated  herein by this reference.
          3.2      Registrant's  By-laws, as amended,  which was Exhibit 6(a)(3)
                   to Registrant's  Quarterly Report on Form 10-Q dated November
                   13, 1995, is incorporated herein by this reference.
          4.1      Rights  Amendment,  dated as of August 21, 1995,  between The
                   Titan  Corporation  and  American  Stock  Transfer  and Trust
                   Company,  which was Exhibit 1 to Registrant's  Form 8-A dated
                   September 5, 1995, is incorporated herein by this reference.
          4.2      Form  of  Indenture  relating  to  the  Registrant's  8  1/4%
                   Convertible  Subordinated  Debentures  due  November 1, 2003,
                   which was  Exhibit  4.1 to  Amendment  No. 1 to  Registrant's
                   Registration   Statement  on  Form  S-3  (No.  333-10965)  is
                   incorporated herein by this reference.
          4.3      Letter  Agreement  dated February 4, 1998 between the Company and DBA Systems,  Inc. ("DBA") regarding certain registration rights  granted in  connection  with the  acquisition  of DBA which was Exhibit 10.38 to Registration Statement on Form S-4
                   (no. 333-45719) is incorporated herein by this reference.
         10.1      Stock Option Plan of 1983, as amended though January 1, 1987, which was Exhibit 10.2 to Registrant's  1987 Annual Report on
                   Form 10-K is incorporated herein by this reference.
         10.2      Stock  Option  Plan of 1986,  as amended  through  January 1,
                   1987,  which was  Exhibit  10.3 to  Registrant's  1987 Annual
                   Report on Form 10-K is incorporated herein by this reference.
         10.3      Stock  Option  Plan of  1990,  which  was  filed  in the 1990
                   definitive   proxy   statement   and  was  Exhibit  10.11  to
                   Registrant's 1989 Annual Report on 10-K is incorporated herein by this reference.

         10.4      Stock  Option  Plan of  1994,  which  was  filed  in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K is incorporated herein by this reference.
         10.5 1989 Directors' Stock Option Plan which was filed in the 1990 definitive statement and was Exhibit 10.12 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.
         10.6 1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K is incorporated herein by this reference.
         10.7 1996 Directors' Stock Option and Equity Participation Plan which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K is incorporated herein by this reference.
         10.8 Supplemental Retirement Plan for Key Executives which was filed in the 1990 definitive proxy statement and was Exhibit
                   10.13 to Registrant's 1989 Annual Report on Form 10-K is incorporated herein by this reference.
         10.9 1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.
         10.10     Lease  Agreement  dated as of July 9,  1991,  by and  between
                   Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991 is incorporated herein by this reference.
         10.11 Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.
         10.12 Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.
         10.13 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco, Ronald B. Gorda, Mellon C. Baird, Herbert L. Bradley, Clifton L. Cooke, and Ira Frazer, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.
         10.14 Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated by this reference.
         10.15 Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.
         10.16 Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was
                   Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.
         10.17 Credit Agreement, dated as of July 29, 1998, among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), the Bank of Nova Scotia, as administrative agent for the Lenders, and Imperial Bank as documentation agent, which was Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated August 14, 1998, is incorporated herein by this reference.

         10.18     Agreement and Plan of Merger and Reorganization dated January
                   6, 1998 among The Titan  Corporation,  Titan Acquisition Sub,
                   Inc. and DBA Systems,  Inc. which was filed as Exhibit 2.1 to
                   the  Company's   Registration  Statement  on  Form  S-4  (No.
                   333-45719), is incorporated herein by this reference.
         10.19     Agreement  and  Plan  of  Merger  and  Reorganization   dated
                   February  26,  1998,  among  The Titan  Corporation,  Sunrise
                   Acquisition Sub, Inc., Horizons Technology, Inc. ("Horizons")
                   and  certain  stockholders  of  Horizons,  which was filed as
                   Appendix A to the  Company's  Registration  Statement on Form
                   S-4 (No. 333-47633) is incorporated herein by this reference.
         10.20     Agreement  and  Plan of  Reorganization  dated as of June 30,
                   1998 by and among The Titan Corporation, Delsys Merger Corp., and Delfin  Systems,  which was filed as  Exhibit  2.1 to the
                   Company's  Registration Statement on Form S-4 (No. 333-60127)
                   is incorporated herein by this reference.
          21       Subsidiaries of Registrant as of December 31, 1998.
          23       Consent  of  Arthur   Andersen    LLP,   Independent   Public
                   Accountants.
         27.1      Financial Data Schedule for the year ended December 31, 1998.
         27.2      Restated Financial Data Schedule for the years ended December
                   31, 1997 and 1996, and for the three month, six month and nine month periods ended March 31, 1998, June 30, 1998 and
                   September 30, 1998, respectively.
         27.3      Restated  Financial  Data  Schedule for the three month,  six month and nine month periods ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively.