Form 10-Q
period 1999-03-31
TITAN CORP
filed 1999-05-17
CIK 32258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________ to________________

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

                                 [X] Yes [ ] No



The number of shares of registrant's common stock outstanding at May 7, 1999, was 37,333,272.

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                THE TITAN CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

                                                                Three months ended
                                                                    March 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
Revenues ...................................................   $ 78,689    $ 64,630
                                                               --------    --------
Costs and expenses:
     Cost of revenues ......................................     61,551      49,467
     Selling, general and administrative expense ...........     10,202       8,550
     Research and development expense ......................      1,474       1,809
     Special acquisition related charges ...................       --         1,460
                                                               --------    --------
         Total costs and expenses ..........................     73,227      61,286
                                                               --------    --------

Operating profit ...........................................      5,462       3,344
Interest expense ...........................................     (1,596)     (1,796)
Interest income ............................................          7         151
                                                               --------    --------
Income from continuing operations before income taxes
     and cumulative effect of change in accounting principle      3,873       1,699
Income tax provision .......................................      1,161         745
                                                               --------    --------
Income from continuing operations before
     cumulative effect of change in accounting principle ...      2,712         954
Cumulative effect of change in accounting
     principle, net of taxes ...............................       --       (19,474)
Income from discontinued operations, net of taxes ..........       --           171
                                                               --------    --------

Net income (loss) ..........................................      2,712     (18,349)
Dividend requirements on preferred stock ...................        174         219
                                                               --------    --------
Net income (loss) applicable to common stock ...............   $  2,538    $(18,568)
                                                               ========    ========

Basic earnings (loss) per share:
     Income from continuing operations before
         cumulative effect of change in accounting principle   $    .07    $    .02
     Cumulative effect of change in accounting principle ...       --          (.57)
     Income from discontinued operations ...................       --           .00
                                                               --------    --------
     Net income (loss) .....................................   $    .07    $   (.55)
                                                               ========    ========

     Weighted average shares ...............................     36,076      33,890
                                                               ========    ========
Diluted earnings (loss) per share:
     Income from continuing operations before
         cumulative effect of change in accounting principle   $    .07    $    .02
     Cumulative effect of change in accounting principle ...       --          (.55)
     Income from discontinued operations ...................       --           .00
                                                               --------    --------
     Net income (loss) .....................................   $    .07    $   (.53)
                                                               ========    ========
     Weighted average shares ...............................     44,756      35,326
                                                               ========    ========


 The accompanying notes are an integral part of these consolidated financial statements.

                                     THE TITAN CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                       (in thousands, except shares and per share data)


                                                                     March 31,   December 31,
                                                                        1999         1998
                                                                     ---------    ---------
Assets
Current Assets:
     Cash and cash equivalents ...................................   $   4,383    $  11,079
     Accounts receivable - net ...................................     105,522       88,068
     Inventories .................................................       8,064        8,646
     Prepaid expenses and other ..................................       2,141        2,176
     Deferred income taxes .......................................      10,268       10,978
                                                                     ---------    ---------
         Total current assets ....................................     130,378      120,947

Property and equipment - net .....................................      26,651       25,702
Goodwill - net ...................................................      48,945       38,694
Other assets .....................................................       6,791        6,579
Net assets of discontinued operations ............................         655          645
                                                                     ---------    ---------
         Total assets ............................................   $ 213,420    $ 192,567
                                                                     =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit ..............................................   $   2,588    $     368
     Accounts payable ............................................      20,501       21,335
     Acquisition debt ............................................       5,800        3,000
     Current portion of long-term debt ...........................       1,525        1,581
     Accrued compensation and benefits ...........................      13,847       12,682
     Other accrued liabilities ...................................      10,425       11,659
     Net liabilities of discontinued operations ..................       3,277        5,872
                                                                     ---------    ---------
         Total current liabilities ...............................      57,963       56,497
                                                                     ---------    ---------

Line of credit ...................................................      53,912       39,632
Long-term debt ...................................................      29,136       30,659
Other non-current liabilities ....................................      17,399       15,068

Stockholders' equity:
     Preferred stock: $1 par value, authorized 2,500,000 shares:
         Cumulative convertible, $13,897 liquidation preference:
            694,872 shares issued and outstanding ................         695          695
         Series A junior participating: authorized 250,000 shares:
            none issued ..........................................        --           --
     Common stock: $.01 par value, authorized 100,000,000 shares:
         issued and outstanding: 37,199,936 and 36,650,460 .......         372          367
     Capital in excess of par value ..............................      76,913       75,157
     Retained earnings (deficit) .................................     (20,391)     (22,929)
     Treasury stock (962,803 and 962,530 shares), at cost ........      (2,579)      (2,579)
                                                                     ---------    ---------
         Total stockholders' equity ..............................      55,010       50,711
                                                                     ---------    ---------
     Total liabilities and stockholders' equity ..................   $ 213,420    $ 192,567
                                                                     =========    =========



    The accompanying notes are an integral part of these consolidated financial statements.


                                  THE TITAN CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands of dollars)

                                                                    Three months ended
                                                                        March 31,
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
Cash Flows From Operating Activities:
Income from continuing operations ..............................   $  2,712    $    954
Adjustments to reconcile income from continuing
     operations to net cash used for operating
     activities, net of effects of businesses acquired:
         Depreciation and amortization .........................      2,089       1,755
         Deferred income taxes and other .......................        780        (899)
         Poolings of interests .................................       --          (109)
         Changes in operating assets and liablities,
             net of the effects of businesses acquired:
                  Accounts receivable ..........................    (17,454)    (12,820)
                  Inventories ..................................        582      (3,094)
                  Prepaid expenses and other assets ............       (342)       (446)
                  Accounts payable .............................       (834)        (31)
                  Accrued compensation and benefits ............      1,165      (2,969)
                  Other liabilities ............................         27       3,680
                                                                   --------    --------

Net cash used for continuing operations ........................    (11,275)    (13,979)
                                                                   --------    --------

Income from discontinued operations ............................       --           171
Changes in net assets and liabilities of discontinued operations     (2,605)      2,383
                                                                   --------    --------
Net cash provided by (used for) discontinued operations ........     (2,605)      2,554
                                                                   --------    --------

Net cash used for operating activities .........................    (13,880)    (11,425)
                                                                   --------    --------

Cash Flows From Investing Activities:

Capital expenditures ...........................................     (2,240)       (623)
Acquisition of businesses, net of cash acquired ................     (7,000)    (11,679)
Proceeds from sale of investments ..............................       --         4,499
Other ..........................................................        (84)        419
                                                                   --------    --------
Net cash used for investing activities .........................     (9,324)     (7,384)
                                                                   --------    --------

Cash Flows From Financing Activities:

Additions to debt ..............................................     16,500       9,931
Retirements of debt ............................................       (135)       (425)
Dividends paid .................................................       (174)       (219)
Proceeds from stock issuances ..................................        317         143
Other ..........................................................       --          (112)
                                                                   --------    --------

Net cash provided by financing activities ......................     16,508       9,318
                                                                   --------    --------

Net decrease in cash and cash equivalents ......................     (6,696)     (9,491)
Cash and cash equivalents at beginning of period ...............     11,079      11,383
                                                                   --------    --------

Cash and cash equivalents at end of period .....................   $  4,383    $  1,892
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

                                                  THE TITAN CORPORATION

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (in thousands of dollars, except per share data)


                                                    Cumulative              Capital
                                                    Convertible             In Excess   Retained
                                                    Preferred    Common      of Par     Earnings   Treasury
                                                     Stock       Stock       Value     (Deficit)    Stock       Total
                                                    --------    --------    --------   --------    --------    --------
Three months ended March 31, 1999:

Balances at December 31, 1998 ...................   $    695    $    367    $ 75,157   $(22,929)   $ (2,579)   $ 50,711
     Conversion of subordinated debentures ......                      4       1,440                              1,444
     Exercise of stock options and other ........                      1         316                                317
     Dividends on preferred stock -
         Cumulative convertible, $.25 per share .                                          (174)                   (174)
     Net income .................................                                         2,712                   2,712
                                                    --------    --------    --------   --------    --------    --------
Balances at March 31, 1999 ......................   $    695    $    372    $ 76,913   $(20,391)   $ (2,579)   $ 55,010
                                                    ========    ========    ========   ========    ========    ========

Three months ended March 31, 1998:

Balances at December 31, 1997 ...................   $    695    $    348    $ 69,332   $ (2,337)   $ (2,591)   $ 65,447
     Poolings of interests ......................                                          (109)                   (109)
     Exercise of stock options and other ........                      1         142                     45         188
     Shares contributed to employee benefit plans                               (112)                              (112)
     Conversion of subordinated debentures ......                                 38                                 38
     Dividends on preferred stock -
         Cumulative convertible, $.25 per share .                                          (174)                   (174)
         Series B, 6% annual ....................                                           (45)                    (45)
     Net loss ...................................                                       (18,349)                (18,349)
                                                    --------    --------    --------   --------    --------    --------
Balances at March 31, 1998 ......................   $    695    $    349    $ 69,400   $(21,014)   $ (2,546)   $ 46,884
                                                    ========    ========    ========   ========    ========    ========



                  The accompanying notes are an integral part of the consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

              (Dollar amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or "the Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1998. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as poolings of interests the acquisitions of Horizons Technologies, Inc., VisiCom Laboratories, Inc. and Delfin Systems in the second, third and fourth quarters of 1998, respectively. The prior year financial statements have also been restated for operations discontinued in the fourth quarter of 1998 (see Note 3) and to reflect the adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") in the third quarter of 1998. The adoption of SOP 98-5 was recorded effective January 1, 1998 as a cumulative effect of change in accounting principle which resulted in a non-cash charge totaling $19,474. Additionally, certain prior year amounts have been reclassified to conform to the 1999 presentation (see Note 5).

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

NOTE (2)  ACQUISITIONS

On January 1, 1999, the Company's wholly-owned subsidiary, Titan Software Systems Corporation, acquired Transnational Partners II, LLP ("TNP"), a software services company which provides infrastructure and enterprise resources planning solutions for major corporations, for a purchase price of $9.8 million, consisting of $7 million cash, a $2.8 million note due January 2000 (bearing interest at 7%), subject to certain post-closing adjustments, and preferred stock representing a minority interest in Titan Software Systems Corporation, which comprises the Company's Software Systems segment. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $10.7 million at March 31, 1999. TNP's results of operations have been consolidated with the Company's results of operations since January 1, 1999.

On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), a California corporation, for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million, subject to post-closing adjustments, if any, due and payable March 31, 1999, and bearing interest at the prime rate. The notes and interest were paid in April 1999. The transaction was accounted for as a purchase, and accordingly, Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998.

Note (3)  DISCONTINUED OPERATIONS

In December 1998, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business; therefore, the results of this business have been accounted for as a discontinued operation. In addition to the discontinued operations of the access control systems business, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of $3,277 at March 31, 1999 consist primarily of accrued liabilities of approximately $9,300, net of current assets (primarily accounts receivable and inventory) of approximately $6,000. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of leased facilities. Charges of approximately $3,400 were made against the accrued liabilities in the first quarter of 1998. Long-term net assets of discontinued operations are primarily fixed assets.

NOTE  (4)  DEBT

At March 31, 1999, borrowings outstanding under the Company's $80 million combined working capital line of credit and term loan available for acquisitions were $56,500, at a weighted average interest rate of 6.76%, and commitments under letters of credit reducing availability under this agreement were $973. Of the total borrowings, $2,588 was short-term. At March 31, 1999, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5)  OTHER FINANCIAL INFORMATION

In the first quarter of 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Communications Systems segment, and all defense information technologies and services operating results are reported in its Information Technologies segment. This realignment conforms to the provisions of Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information." All prior year segment data have been restated to conform to the 1999 presentation.

The following tables summarize revenues and operating profit (loss) by operating segment for the three-month periods ended March 31, 1999 and 1998:


                                          Three months ended March 31,
                                               1999        1998
                                             --------    --------
Revenues:
      Information Technologies ...........   $ 62,702    $ 53,533
      Software Systems ...................      8,394       3,491
      Medical Sterilization and Food
          Pasteurization .................      3,762       2,251
      Communications Systems .............      2,317       4,180
      Emerging Technologies and Businesses      1,514       1,175
                                             --------    --------
                                             $ 78,689    $ 64,630
                                             ========    ========

Operating Profit (Loss):
      Information Technologies ...........   $  5,838    $  4,324
      Software Systems ...................      1,430         703
      Medical Sterilization and Food
          Pasteurization .................        341        (122)
      Communications Systems .............       (203)       (458)
      Emerging Technologies and Businesses        222        (157)
                                             --------    --------

Segment operating profit before Corporate       7,628       4,290
Corporate ................................     (2,166)       (946)
                                             --------    --------
                                             $  5,462    $  3,344
                                             ========    ========

The operating profit of the Information Technologies segment for the three months ended March 31, 1998, includes $1,460 of special charges representing costs and expenses of the merger with DBA Systems, Inc. in February 1998.

The following data summarizes information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:


                                      Three months ended March 31, 1999    Three months ended March 31, 1998
                                    ------------------------------------  -----------------------------------
                                      Income       Shares      Per-Share   Income       Shares      Per-Share
                                    (Numerator) (Denominator)  Amounts   (Numerator)  (Denominator) Amounts
                                    ----------  ------------   --------  ----------   ------------  --------
Income from continuing
      operations ................   $  2,712                             $    954

Less preferred stock dividends ..       (174)                                (219)
                                    --------                             --------

Basic EPS:
Income from continuing operations
      operations available to
      common stockholders .......      2,538      36,076       $   .07        735       33,890      $   .02

Effect of dilutive securities:
   Stock options ................       --         1,089          (.00)       --         1,392         (.00)
   Warrants .....................       --          --          --            --          44           (.00)
   Debentures ...................        415       7,591          (.00)       --          --           --
                                    --------    --------       -------   --------     --------      -------

Diluted EPS:
Income from continuing operations
      available to common
      stockholders plus assumed
      conversions ...............   $  2,953      44,756       $   .07   $    735       35,326      $   .02
                                    ========    ========       =======   ========     ========      =======


In the three months ended March 31, 1999 and 1998, respectively, options to purchase approximately 1,060,500 and 329,400 shares of common stock at prices ranging from $5.63 to $9.50 and $6.25 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. The potential conversion of convertible subordinated debt to common shares was anti-dilutive in the first quarter of 1998. In both 1999 and 1998, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

Following are details concerning certain balance sheet data:

                                        March 31,          December 31,
                                          1999                 1998
                                       ----------          ----------
Inventories:
      Materials                          $ 3,732               3,871
      Work-in-process                      1,973               1,788
      Finished goods                       2,359               2,987
                                       ----------          ----------
                                       $   8,064           $   8,646
                                       ==========          ==========

Supplemental disclosure of cash payments is as follows:

                                            Three months ended
                                                 March 31,
                                          ----------------------
                                            1999          1998
                                          --------      --------
Interest                                  $    987      $    793
Income taxes                                     8           700

                              THE TITAN CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                          (Dollar amounts in thousands,
                             except per share data)


RESULTS OF OPERATIONS

In the first quarter of 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Communications Systems segment, and all defense information technologies and services operating results are reported in its Information Technologies segment.

Consolidated results:

Revenues for the first quarter of 1999 increased from $64,630 in the first quarter of 1998 to $78,689. Increased revenues were reported in the Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization and Emerging Technologies and Businesses segments. Improved operating performance was experienced across all of the Company's business segments in the first quarter of 1999. The Company reported net income of $2,712 for the first quarter of 1999 compared to a net loss of $18,349 for the first quarter of 1998. Included in the first quarter of 1998 are special acquisition related transaction charges of $1,460 and income from discontinued operations of $171. In addition, the Company adopted Statement of Position (SOP) 98-5 in 1998, which resulted in a $19,474 write-off recorded as a cumulative effect of a change in accounting principle.

Income from continuing operations in the first quarter of 1999 was $2,712 compared to $954 in the first quarter of 1998. This difference was primarily due to the impact of the changes in revenues noted above, as well as the impact of the special merger related expenses in the first quarter of 1998.

Selling, general and administrative expense ("SG&A") as a percentage of revenues decreased slightly from 13.2% in the first quarter of 1998 to 13.0% for the same period in 1999. Research and development costs (R&D) decreased overall from $1,809 in the first quarter of 1998 to $1,474 for the same period in 1999. However, the Company anticipates that the level of R&D spending in the remainder of 1999 will increase in absolute dollars primarily in the Information Technologies business.

Net interest expense decreased slightly from $1,645 in the first quarter of 1998 compared to $1,589 in the first quarter of 1999. Increased interest expense due to increased levels of borrowings of the Company's lines of credit were offset by the impact of a lower weighted average interest rate for the period as well as decreased interest due to conversions of a portion of the Company's convertible subordinated debentures to common stock.

The income tax provision reflects a 30% effective rate in the first quarter of 1999 compared to a 44% effective rate in the first quarter of 1998. The higher rate in 1998 was primarily attributable to the inability to offset losses of certain acquired entities with income of other entities. The Company expects its effective income tax rate to remain stable in the foreseeable future at an approximate rate of 30% to 34%.

Business Segments:

Three months ended March 31, 1999 and 1998:

In the Information Technologies segment, revenues grew $9,169, from $53,533 in the first quarter of 1998 to $62,702 in the first quarter of 1999. The increase in revenues is principally due to the revenues generated by the acquisition of Validity Corporation, which was acquired in March 1998, and to a lesser degree due to internal revenue growth experienced by several of the information technologies and systems businesses. Operating income increased $1,514 from $4,324 in the first quarter of 1998 to $5,838 in the first quarter of 1999. Included in the first quarter of 1998 are special acquisition charges of $1,460 related to the DBA merger. Excluding the impact of these special charges, operating income increased from $5,784 in the first quarter of 1998 to $5,838 in 1999. The change was due primarily to the impact of the increased revenues noted above, offset by the increased mix of lower margin subcontract revenue in the first quarter of 1999.

Software Systems segment revenues increased $4,903 from $3,491 in the first quarter of 1998 to $8,394 in the first quarter of 1999, primarily due to increased work performed on contracts with existing customers in this business, and to a lesser degree due to the revenues generated by the acquisition of Transnational Partners II, LLP ("TNP"), which was acquired in January 1999. The increase in operating income of $727 from $703 of operating income in the first quarter of 1998 to $1,430 in the first quarter of 1999 was principally due to increased revenues.

Revenues and operating performance in the Medical Sterilization and Food Pasteurization segment improved from revenue of $2,251 and an operating loss of $122 in the first quarter of 1998 to revenue of $3,762 and operating income of $341 in the first quarter of 1999, respectively. This improvement primarily relates to work performed on the Company's contract to provide a linear electron accelerator for the Commissariat `a l'Energie Atomique (CEA) in France, and to a lesser degree, due to revenues generated on an operating agreement.

Revenues in the Communications Systems segment decreased $1,863 from $4,180 in the first quarter of 1998 to $2,317 in the first quarter of 1999, due to reduced shipments made on the Company's contract with PT. Pasifik Satelit Nusantara
(PSN) to provide rural telephony terminals for a system in Indonesia. This was partially offset by increased revenues recorded on the Company's contract to provide a telecommunications system in Benin, Africa. Operating performance for this segment improved from an operating loss of $458 in the first quarter of 1998 to an operating loss of $203 in the first quarter of 1999, principally due to increased margins, as well as the winding down from 1998 to 1999 of significant development efforts.

In the Emerging Technologies and Businesses segment, revenues increased $339 from $1,175 in the first quarter of 1998 to $1,514 in the first quarter of 1999 primarily due to increased shipments of fingerprint digitization systems. Operating performance improved $379 from an operating loss of $157 in the first quarter of 1998 to operating income of $222 in the first quarter of 1999. This improvement primarily resulted from the impact of the increased revenues noted above.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, Titan used $11,275 of its cash resources to meet the requirements of its continuing operations, principally related to increased accounts receivable balances of $17,454 primarily in the Information Technologies and Software Systems segments. Other significant cash uses were $7,000 for the Company's acquisition of TNP and $2,605 for discontinued operations. Cash was provided primarily by the Company's line of credit on which an additional $16,500 was drawn during the first quarter of 1999.

As of March 31, 1999, the Company has a receivable of approximately $7,800 from its Indonesian customer, PSN. The Company has negotiated a payment plan agreement with PSN for settlement of all amounts due from PSN. The payment plan agreement provides for an immediate payment by PSN of $1,000, which was received by the Company in the fourth quarter of 1998, with the remaining balance to be paid in two installments of $3,907 each, on September 30, 1999 and September 30, 2000. All outstanding balances will accrue interest at 10% per annum. At any time prior to the payment of all the obligations in full, the Company may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if at any time after the execution of this agreement, PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required by the agreement to immediately pay to the Company the lesser of the $3,907 or the total amount of the outstanding balance owed to the Company. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to the Company will be renegotiated at that time.

Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1999. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses, the Company's bank line of credit and other available cash sources. One of the Company's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If the Company is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or convertible debt financings which could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area. Management believes that the combination of cash on hand, amounts available on its credit facility and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 1999.

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

As part of its Year 2000 compliance program, the Company is reviewing the internally developed and third party software that it uses for accounting, manufacturing processes and other business functions. Because of its history of acquisitions, the Company has a number of business units that use different systems; some of which it knows are not Year 2000 compliant at this time. Based upon the Company's assessment, it may elect to move business units to other Year 2000 compliant systems that the Company currently uses as part of an overall plan to consolidate the number of different systems being used. It is estimated that the cost of moving business units to new systems will range from $3 million to $5 million. Some of the Company's business units may use internal resources to convert legacy application systems to be Year 2000 compliant. The Company does not separately track the costs incurred of its own employees on the Year 2000 project. Finally, many of the Company's government contracts related business units use an accounting package that is not currently Year 2000 compliant. The supplier of this package has released a Year 2000 compliant version that the Company is currently installing. If the Company cannot timely correct all Year 2000 problems, these problems may cause material adverse effects on the Company's financial position, results of operations or cash flows.

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

           FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, regarding ability to commercialize new technologies, risks of international operations and dependence on government contracts.

                              THE TITAN CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:            May 17, 1999

                                    THE TITAN CORORATION




                                           /s/ Eric M. DeMarco
                                    ------------------------------
                                    By:    Eric M. DeMarco
                                           Executive Vice President
                                           Chief Financial Officer


                                           /s/ Deanna Hom Petersen
                                    ------------------------------
                                    By:    Deanna Hom Petersen
                                           Vice President,
                                           Corporate Controller
                                           (Principal Accounting Officer)

                              THE TITAN CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      (27) Financial Data Schedule.

(b) During the three months ended March 31, 1999, Registrant filed a Current Report on Form 8-K dated January 14, 1999, to provide certain required financial information of the Registrant as of November 30, 1998.