Form 10-Q
period 1999-06-30
TITAN CORP
filed 1999-08-16
CIK 32258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

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

       (Registrant's telephone number, including area code) (858) 552-9500

   -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



The number of shares of registrant's common stock outstanding at August 6, 1999, was 40,905,616.

                                          PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              THE TITAN CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)


                                                                 Three months ended         Six months ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                 1999          1998        1999          1998
                                                               ---------    ---------    ---------    ---------
Revenues                                                       $  89,471    $  75,413    $ 168,160    $ 140,043
                                                               ---------    ---------    ---------    ---------
Costs and expenses:
     Cost of revenues                                             67,950       58,342      129,501      107,809
     Selling, general and administrative expense                  11,042        9,305       21,244       17,855
     Research and development expense                              2,252        1,164        3,726        2,973
     Special acquisition related charges                            --           --           --          1,460
                                                               ---------    ---------    ---------    ---------
        Total costs and expenses                                  81,244       68,811      154,471      130,097
                                                               ---------    ---------    ---------    ---------

Operating profit                                                   8,227        6,602       13,689        9,946
Interest expense                                                  (2,235)      (1,814)      (3,831)      (3,610)
Interest income                                                       14           38           21          189
                                                               ---------    ---------    ---------    ---------

Income from continuing operations before income taxes
     and cumulative effect of change in accounting principle       6,006        4,826        9,879        6,525
Income tax provision                                               1,802        1,853        2,963        2,598
                                                               ---------    ---------    ---------    ---------

Income from continuing operations before
     cumulative effect of change in accounting principle           4,204        2,973        6,916        3,927
Cumulative effect of change in accounting
     principle, net of taxes                                        --           --           --        (19,474)
Income from discontinued operations, net of taxes                   --            211         --            382
                                                               ---------    ---------    ---------    ---------

Net income (loss)                                                  4,204        3,184        6,916      (15,165)
Dividend requirements on preferred stock                            (173)        (210)        (347)        (429)
                                                               ---------    ---------    ---------    ---------
Net income (loss) applicable to common stock                   $   4,031    $   2,974    $   6,569    $ (15,594)
                                                               =========    =========    =========    =========


Basic earnings (loss) per share:
     Income from continuing operations before
        cumulative effect of change in accounting principle    $     .11    $     .08    $     .18    $     .10
     Cumulative effect of change in accounting principle            --           --           --           (.57)
     Income from discontinued operations                            --            .01         --            .01
                                                               ---------    ---------    ---------    ---------
     Net income (loss)                                         $     .11    $     .09    $     .18    $    (.46)
                                                               =========    =========    =========    =========

     Weighted average shares                                      37,508       34,563       36,813       34,228
                                                               =========    =========    =========    =========
Diluted earnings (loss) per share:
     Income from continuing operations before
        cumulative effect of change in accounting principle    $     .10    $     .07    $     .16    $     .10
     Cumulative effect of change in accounting principle            --           --           --           (.55)
     Income from discontinued operations                            --            .01         --            .01
                                                               ---------    ---------    ---------    ---------
     Net income (loss)                                         $     .10    $     .08    $     .16    $    (.44)
                                                               =========    =========    =========    =========
     Weighted average shares                                      45,605       45,243       45,312       35,774
                                                               =========    =========    =========    =========


             The accompanying notes are an integral part of these consolidated financial statements.


                                     THE TITAN CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                       (in thousands, except shares and per share data)


                                                                      June 30,   December 31,
                                                                       1999         1998
                                                                     ---------    ---------
Assets
Current Assets:
     Cash and cash equivalents                                       $   5,135    $  11,079
     Accounts receivable - net                                         129,726       88,068
     Inventories                                                        10,605        8,646
     Prepaid expenses and other                                          4,910        2,176
     Deferred income taxes                                               8,731       10,978
                                                                     ---------    ---------
         Total current assets                                          159,107      120,947

Property and equipment - net                                            27,512       25,702
Goodwill - net                                                          72,791       38,694
Other assets                                                            10,365        6,579
Net assets of discontinued operations                                      536          645
                                                                     ---------    ---------
         Total assets                                                $ 270,311    $ 192,567
                                                                     =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                                  $   4,500    $     368
     Accounts payable                                                   26,204       21,335
     Acquisition debt                                                    4,800        3,000
     Current portion of long-term debt                                   2,206        1,581
     Accrued compensation and benefits                                  16,872       12,682
     Other accrued liabilities                                          10,370       11,659
     Net liabilities of discontinued operations                          1,248        5,872
                                                                     ---------    ---------
         Total current liabilities                                      66,200       56,497
                                                                     ---------    ---------

Line of credit                                                          98,000       39,632
Long-term debt                                                          17,767       30,659
Other non-current liabilities                                           17,816       15,068

Stockholders' equity:
     Preferred stock: $1 par value, authorized 2,500,000 shares:
         Cumulative convertible, $13,897 liquidation preference:
            694,872 shares issued and outstanding                          695          695
         Series A junior participating: authorized 250,000 shares:
            none issued                                                   --           --
     Common stock: $.01 par value, authorized 100,000,000 shares:
         issued and outstanding: 40,530,784 and 36,650,460                 405          367
     Capital in excess of par value                                     88,388       75,157
     Retained earnings (deficit)                                       (16,360)     (22,929)
     Treasury stock (962,837 and 962,530 shares), at cost               (2,600)      (2,579)
                                                                     ---------    ---------
         Total stockholders' equity                                     70,528       50,711
                                                                     ---------    ---------
     Total liabilities and stockholders' equity                      $ 270,311    $ 192,567
                                                                     =========    =========



  The accompanying notes are an integral part of these consolidated financial statements.


                                  THE TITAN CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands of dollars)

                                                                     Six months ended
                                                                         June 30,
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
Cash Flows From Operating Activities:

Income from continuing operations                                  $  6,916    $  3,927
Adjustments to reconcile income from continuing
     operations to net cash used for operating
     activities, net of effects of businesses acquired:
         Depreciation and amortization                                4,031       3,655
         Deferred income taxes and other                              2,032         538
         Poolings of interests                                         --          (109)
         Changes in operating assets and liabilities,
             net of the effects of businesses acquired:
                  Accounts receivable                               (20,938)    (12,331)
                  Inventories                                        (1,959)     (3,098)
                  Prepaid expenses and other assets                  (5,150)      1,335
                  Accounts payable                                    1,804       3,064
                  Accrued compensation and benefits                   2,722      (1,197)
                  Other liabilities                                  (1,650)       (909)
                                                                   --------    --------

Net cash used for continuing operations                             (12,192)     (5,125)
                                                                   --------    --------

Income from discontinued operations                                    --           382
Changes in net assets and liabilities of discontinued operations     (4,515)       (765)
                                                                   --------    --------
Net cash used for discontinued operations                            (4,515)       (383)
                                                                   --------    --------

Net cash used for operating activities                              (16,707)     (5,508)
                                                                   --------    --------

Cash Flows From Investing Activities:

Capital expenditures                                                 (3,846)     (1,484)
Acquisition of businesses, net of cash acquired                     (35,729)    (11,679)
Proceeds from sale of investments                                      --         4,499
Other                                                                   124         442
                                                                   --------    --------
Net cash used for investing activities                              (39,451)     (8,222)
                                                                   --------    --------

Cash Flows From Financing Activities:

Additions to debt                                                    62,500      10,808
Retirements of debt                                                 (13,365)     (1,258)
Redemption of Series B Preferred Stock                                 --        (2,500)
Dividends paid                                                         (347)       (429)
Proceeds from stock issuances                                         1,447         650
Other                                                                   (21)       (145)
                                                                   --------    --------

Net cash provided by financing activities                            50,214       7,126
                                                                   --------    --------

Net decrease in cash and cash equivalents                            (5,944)     (6,604)
Cash and cash equivalents at beginning of period                     11,079      11,383
                                                                   --------    --------

Cash and cash equivalents at end of period                         $  5,135    $  4,779
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

                                                  THE TITAN CORPORATION

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     (in thousands of dollars, except per share data)


                                                    Cumulative              Capital
                                                    Convertible            In Excess    Retained
                                                    Preferred   Common      of Par      Earnings    Treasury
                                                     Stock       Stock       Value      (Deficit)    Stock       Total
                                                    --------    --------    --------    --------    --------    --------
Six months ended June 30, 1999:

Balances at December 31, 1998                       $    695    $    367    $ 75,157    $(22,929)   $ (2,579)   $ 50,711
     Conversion of subordinated debentures                            34      11,788                              11,822
     Exercise of stock options and other                               4       1,443                     (21)      1,426
     Dividends on preferred stock -
         Cumulative convertible, $.50 per share                                             (347)                   (347)
     Net income                                                                            6,916                   6,916
                                                    --------    --------    --------    --------    --------    --------

Balances at June 30, 1999                           $    695    $    405    $ 88,388    $(16,360)   $ (2,600)   $ 70,528
                                                    ========    ========    ========    ========    ========    ========

Six months ended June 30, 1998:

Balances at December 31, 1997                       $    695    $    348    $ 69,332    $ (2,337)   $ (2,591)   $ 65,447
     Conversion of subordinated debentures                            11       4,036                               4,047
     Poolings of interests                                                                  (109)                   (109)
     Exercise of stock options and other                               2         298                      12         312
     Conversion of warrants                                            1         349                                 350
     Shares contributed to employee benefit plans                               (112)                               (112)
     Dividends on preferred stock -
         Cumulative convertible, $.50 per share                                             (347)                   (347)
         Series B, 6% annual                                                                 (82)                    (82)
     Net loss                                                                            (15,165)                (15,165)
                                                    --------    --------    --------    --------    --------    --------
Balances at June 30, 1998                           $    695    $    362    $ 73,903    $(18,040)   $ (2,579)   $ 54,341
                                                    ========    ========    ========    ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

              (Dollar amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or "the Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1998. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as poolings of interests the acquisitions of VisiCom Laboratories, Inc. and Delfin Systems in the third and fourth quarters of 1998, respectively. The prior year financial statements have also been restated for operations discontinued in the fourth quarter of 1998 (see Note 3) and to reflect the adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") in the third quarter of 1998. The adoption of SOP 98-5 was recorded effective January 1, 1998 as a cumulative effect of change in accounting principle which resulted in a non-cash charge totaling $19,474. Additionally, certain prior year amounts have been reclassified to conform to the 1999 presentation (see Note 5).

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

NOTE (2)  Acquisitions

On June 9, 1999, the Company's wholly owned subsidiary Titan Systems Corporation (formerly named Titan Technologies and Information Systems Corporation) acquired System Resources Corporation ("SRC"), an information technology government contractor, through a stock purchase for a purchase price of $35 million, subject to certain post-closing adjustments, consisting of $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable on June 9, 2000. In addition, the Company agreed to pay the SRC stockholders one-half of approximately $1.5 million in SRC receivables aged more than 720 days to the extent that any of those receivables are collected within two the year period following the closing date. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of the net assets acquired, to be amortized on a straight-line basis over 40 years, was approximately $24.4 million at June 30, 1999. SRC's results of operations have been consolidated with the Company's results of operations since June 10, 1999.

On January 1, 1999, the Company's wholly-owned subsidiary, Titan Software Systems Corporation, acquired certain assets of Transnational Partners II, LLP ("TNP"), a software services company which provides infrastructure and enterprise resources planning solutions for major corporations, for a purchase price of $9.8 million, consisting of $7 million cash, a $2.8 million note due
January 2000 (bearing interest at 7%), subject to certain post-closing adjustments, and preferred stock representing a minority interest in Titan Software Systems Corporation. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $10.6 million at June 30, 1999. TNP's results of operations have been consolidated with the Company's results of operations since January 2, 1999.

On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), a California corporation, for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million (bearing interest at the prime rate), subject to post-closing adjustments, if any, due and payable March 31, 1999. The notes and interest were paid in April 1999. The transaction was accounted for as a purchase, and accordingly, Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998.

At December 31, 1998, the Company had $1,090 and $250 in other current and non-current liabilities, respectively, primarily related to termination, retention and other integration costs, which will be paid by December 31, 1999. Charges against these reserves were approximately $560 in the first six months of 1999. These charges were primarily related to termination, retention and other integration costs.

Note (3)  DISCONTINUED OPERATIONS

In December 1998, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business; accordingly, the results of this business have been accounted for as a discontinued operation. In addition to the discontinued operations of the access control systems business, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $1,200 at June 30, 1999 consist primarily of accrued liabilities of approximately $7,200, net of current assets (primarily accounts receivable and inventories) of approximately $6,000. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $2,100 and $5,500 were made against the accrued liabilities in the three months and six months ended June 30, 1999, respectively. Long-term net assets of discontinued operations are primarily fixed assets.

NOTE  (4)  DEBT

On June 9, 1999, in conjunction with the acquisition of SRC (see Note 2), the Company's bank syndicate, with The Bank of Nova Scotia as the administrative agent, amended and increased the Company's existing credit facility. The revised credit facility, totaling $190 million, includes a $55 million line of credit for working capital and general corporate purposes, $60 million ($25 million original and $35 million new facility) in lines of credit dedicated to acquisitions and a $75 million term loan. The credit facilities are secured by substantially all of the assets of Titan. Quarterly repayment schedules are in increasing percentages over 4 years beginning September 1999 and June 2000 for the $25 million original and the $35 million new portions of the acquisition line, respectively. The $75 million term loan is to be repaid quarterly at .25% beginning September 30, 1999 through September 29, 2004 and at 23.75% thereafter until the final payment at maturity on June 9, 2005. The Company has the option to borrow at the bank's base rate plus a margin of 2% or at LIBOR plus a margin of 3% on the $75 million term loan. Margins applicable to the remaining lines are based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization).

At June 30, 1999, total borrowings outstanding were $102,500 (the $75 million term loan, $25 million related to acquisitions and $2.5 million of the revolving line) at a weighted average interest rate of 7.86 %. Commitments under letters of credit, which reduce availability of the working capital line, were $873 at June 30, 1999. Of the total borrowings, $4,500 was short term. At June 30, 1999, the Company was in compliance with all financial covenants under its various debt agreements.

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

The following tables summarize revenues and operating profit (loss) by operating segment for the three and six month periods ended June 30, 1999 and 1998:



                                                 Three months                 Six months
                                                 ended June 30,             ended June 30,
                                             ----------------------    ----------------------
                                               1999         1998          1999         1998
                                             ---------    ---------    ---------    ---------
Revenues:
      Information Technologies               $  71,216    $  65,864    $ 133,918    $ 119,397
      Software Systems                          10,466        4,183       18,860        7,674
      Medical Sterilization and Food
         Pasteurization                          2,948        3,398        6,710        5,649
      Communications Systems                     2,559        1,205        4,876        5,385
      Emerging Technologies and Businesses       2,282          763        3,796        1,938
                                             ---------    ---------    ---------    ---------
                                             $  89,471    $  75,413    $ 168,160    $ 140,043
                                             =========    =========    =========    =========

Operating Profit (Loss):
      Information Technologies               $   7,257    $   7,571    $  13,095    $  11,895
      Software Systems                           2,071        1,064        3,501        1,767
      Medical Sterilization and Food
         Pasteurization                            648          490          989          368
      Communications Systems                      (191)      (1,250)        (394)      (1,708)
      Emerging Technologies and Businesses         344          (89)         566         (246)
                                             ---------    ---------    ---------    ---------

Segment operating profit before Corporate       10,129        7,786       17,757       12,076
Corporate                                       (1,902)      (1,184)      (4,068)      (2,130)
                                             ---------    ---------    ---------    ---------
                                             $   8,227    $   6,602    $  13,689    $   9,946
                                             =========    =========    =========    =========


The operating profit of the Information Technologies segment for the six months ended June 30, 1998, includes $1,460 of special charges representing costs and expenses of the merger with DBA Systems, Inc. in February 1998.











                      [THIS SPACE LEFT INTENTIONALLY BLANK]

The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

                                    Three months ended June 30, 1999         Three months ended June 30, 1998
                                ---------------------------------------   --------------------------------------
                                                                                                          Per
                                   Income       Shares       Per-Share       Income       Shares         Share
                                (Numerator)  (Denominator)    Amounts     (Numerator)   (Denominator)   Amounts
                                -----------  -------------   ----------   -----------   -------------   --------
Income from continuing
  operations                    $     4,204                               $     2,973

Less preferred stock dividends         (173)                                     (210)
                                -----------                               -----------
Basic EPS:
Income from continuing
  operations available to
  common stockholders                 4,031         37,508   $      .11         2,763          34,563   $    .08

Effect of dilutive securities:
   Stock options                       --            1,710         (.01)         --             1,803       (.00)
   Warrants                            --             --            --           --                23       (.00)
   Debentures                           326          6,387         (.00)          451           8,854       (.01)
                                -----------  -------------   ----------   -----------   -------------   --------
Diluted EPS:
Income from continuing
  operations available to
  common stockholders plus
  assumed conversions           $     4,357         45,605   $      .10   $     3,214          45,243   $    .07
                                ===========  =============   ==========   ===========   =============   ========



                                    Six months ended June 30, 1999            Six months ended June 30, 1998
                                ---------------------------------------   --------------------------------------
                                                                                                          Per
                                   Income       Shares       Per-Share       Income       Shares         Share
                                (Numerator)  (Denominator)    Amounts     (Numerator)   (Denominator)   Amounts
                                -----------  -------------   ----------   -----------   -------------   --------
Income from continuing
  operations                    $     6,916                               $     3,927

Less preferred stock dividends         (347)                                     (429)
                                -----------                               -----------
Basic EPS:
Income from continuing
  operations available to
  common stockholders                 6,569         36,813   $      .18         3,498          34,228   $    .10

Effect of dilutive securities:
   Stock options                       --            1,528         (.01)         --             1,511       (.00)
   Warrants                            --             --           --            --                35       (.00)
   Debentures                           741          6,971         (.01)         --              --         --
                                -----------  -------------   ----------   -----------   -------------   --------
Diluted EPS:
Income from continuing
  operations available to
  common stockholders plus
  assumed conversions           $     7,310         45,312   $      .16   $     3,498          35,774   $    .10
                                ===========  =============   ==========   ===========   =============   ========

In the three and six months ended June 30, 1999, respectively, options to purchase approximately 171,232 and 270,250 shares of common stock at prices ranging from $7.50 to $9.50 and $6.69 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. In the three and six months ended June 30, 1998, respectively, options to purchase approximately 284,378 and 287,040 shares of common stock at prices ranging from $7.00 to $9.50 and $6.69 to $9.50 were similarly not included in the computation of diluted EPS. The potential conversion of convertible subordinated debt to common shares was anti-dilutive in the six month period ended June 30, 1998. In both 1999 and 1998, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

Following are details concerning certain balance sheet data:

                                           June 30,  December 31,
                                             1999       1998
                                           -------     -------
                   Inventories:
                         Materials         $ 4,895     $ 3,871
                         Work-in-process     3,550       1,788
                         Finished goods      2,160       2,987
                                           -------     -------
                                           $10,605     $ 8,646
                                           =======     =======


Supplemental disclosure of cash payments is as follows:


                            Three months ended     Six months ended
                                  June 30,             June 30,
                              ----------------     ----------------
                                1999     1998        1999     1998
                              -------  -------     -------  -------
                Interest       $2,910   $2,694      $3,897   $3,487
                Income taxes      355      146         363      846


NOTE (6)  SUBSEQUENT EVENT

         On July 22, 1999, the Company acquired Atlantic Aerospace Electronics Corporation ("AAEC"), a defense and commercial technology and systems company which focuses on applied research and development in information technologies, for cash of $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards. The transaction, a stock purchase, will be accounted for as a purchase.









                      [THIS SPACE LEFT INTENTIONALLY BLANK]

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

Consolidated results:

Revenues for the second quarter of 1999 increased to $89,471 from $75,413 in the second quarter of 1998. Increased revenues were reported in the Information Technologies, Software Systems, Communications Systems and Emerging Technologies and Businesses segments. Improved operating performance was experienced in the Software Systems, Communications Systems, Medical Sterilization and Food Pasteurization and Emerging Technologies and Businesses segments. The Company reported net income of $4,204 and $6,916 for the second quarter and the first six months of 1999 compared to net income of $3,184 and a net loss of $15,165 for the second quarter and the first six months of 1998. Included in the first six months ended June 30, 1998 is a special pre-tax charge for merger related expenses of $1,460 related to the acquisition of DBA Systems in February 1998. Included in the second quarter and first six months of 1998 is income from discontinued operations of $211 and $382, respectively. In addition, effective January 1, 1998, the Company adopted Statement of Position 98-5, which resulted in a $19,474 non-cash charge recorded as a cumulative effect of a change in accounting principle in the first six months ended June 30, 1998.

Income from continuing operations in the second quarter and the first six months of 1999 was $4,204 and $6,916, respectively, compared to $2,973 and $3,927 in the second quarter and the first six months of 1998, respectively. This difference was primarily attributable to the impact of the increase in revenues noted previously as well as due to the special merger related expenses in 1998 discussed above.

Selling, general and administrative expense ("SG&A") as a percentage of revenues remained flat at 12.3% in the second quarter of 1998 and the same period in 1999, and decreased slightly from 12.7% in the six months of 1998 to 12.6% for the same period in 1999. Research and development costs ("R&D") increased overall from $1,164 in the second quarter of 1998 to $2,252 for the same period in 1999, and from $2,973 for the first six months in 1998 to $3,726 for the same period in 1999. These increases were due to an increased level of R&D spending in the Information Technologies businesses.

Net interest expense increased $445 and $389 in the second quarter and first six months ended June 30, 1999, compared to the comparable periods of 1998, primarily due to increased borrowings on the Company's credit facilities, principally on the Company's acquisition line resulting from the Company's acquisition of SRC on June 9, 1999.

The income tax provision reflects a 30% effective rate in the second quarter and first six months of 1999 compared to a 38% and 40% effective rate in the second quarter and first six months of 1998, respectively. The higher rates in 1998 were due primarily to the inability to offset losses of certain acquired entities with income of other entities. The Company expects its effective income tax rate to remain stable in the foreseeable future at an approximate rate of 30% to 34%.

Business Segments:

Three months ended June 30, 1999 and 1998:

In the Information Technologies segment, revenues grew $5,352, from $65,864 in the second quarter of 1998 to $71,216 in the second quarter of 1999. The increase in revenues was principally due to the following: revenues generated by the acquisition of System Resources Corporation ("SRC"), which was acquired on June 9, 1999, increased subcontract revenues and, to a lesser degree, internal revenue growth experienced by several of the Information Technologies businesses, partially offset by reduced shipments on certain defense communications products. Operating income decreased $314 from $7,571 in the second quarter of 1998 to $7,257 in the second quarter of 1999, primarily due to increased R&D expenditures, and to a lesser degree, due to the impact of the mix of lower-margin subcontract revenues.

Software Systems segment revenues increased $6,283 from $4,183 in the second quarter of 1998 to $10,466 in the second quarter of 1999, primarily due to increased work performed on contracts with existing customers in this business, and due to the revenues generated by the acquired business of Transnational Partners II, LLP, ("TNP") which was acquired in January 1999. The increase in operating income of $1,007 from $1,064 of operating income in the second quarter of 1998 to $2,071 in the second quarter of 1999 was principally due to increased revenues, offset partially by increased SG&A costs associated with the growth of the business.

Revenues in the Medical Sterilization and Food Pasteurization segment declined $450 from $3,398 in the second quarter of 1998, to $2,948 in the second quarter of 1999. The change in revenues reflects the timing of the Company's manufacture of several medical sterilization systems, all at different production stages, during the second quarter of 1998. Operating income improved from $490 in the second quarter of 1998 to $648 in the second quarter of 1999. This improvement primarily relates to the winding down of a lower margin contract in 1998, and to a lesser degree, the completion of two medical sterilization systems during the quarter, for which the Company recorded the remaining profit on these contracts as the systems were delivered.

Revenues in the Communications Systems segment increased $1,354 from $1,205 in the second quarter of 1998 to $2,559 in the second quarter of 1999, due principally to revenues recorded on the Company's contract to provide a telecommunications system in Benin, Africa. Operating performance for this segment improved from an operating loss of $1,250 in the second quarter of 1998 to an operating loss of $191 in the second quarter of 1999, principally due to the increased revenues, as well as the winding down from 1998 to 1999 of significant development and certification efforts.

In the Emerging Technologies and Businesses segment, revenues increased $1,519 from $763 in the second quarter of 1998 to $2,282 in the second quarter of 1999 primarily due to increased shipments of fingerprint digitization systems. Operating performance improved $433 from an operating loss of $89 in the second quarter of 1998 to operating income of $344 in the second quarter of 1999. This improvement primarily resulted from the impact of the increased revenues noted above.

Six months ended June 30, 1999 and 1998:

In the Information Technologies segment, revenues grew $14,521, from $119,397 in the six months ended June 30, 1998 to $133,918 in the six months ended June 30, 1999. The increase in revenues is principally due to the following: increased subcontract revenues, internal revenue growth experienced by several of the Information Technologies businesses, revenues generated by the acquired business SRC, which was acquired on June 9, 1999, partially offset by reduced shipments on certain defense communications products. Operating income increased $1,200 from $11,895 for the six months ended June 30, 1998 to $13,095 for the six months ended June 30, 1999. Included in the operating results for the six months ended June 30, 1998 is a $1,460 charge for merger related expenses. Excluding the impact of these merger related expenses, operating income decreased $260 from $13,355 in the six months ended June 30, 1998 to $13,095 in the six months ended June 30, 1999, primarily due to increased R&D expenditures, and to a lesser degree, due to the impact of the mix of lower-margin subcontract revenues.

Software Systems segment revenues increased $11,186 from $7,674 in the six months ended June 30, 1998 to $18,860 in the six months ended June 30, 1999, primarily due to increased work performed on contracts with existing customers in this business, and due to the revenues generated by the acquired business of TNP, which was acquired in January 1999. The increase in operating income of $1,734 from $1,767 of operating income in the six months ended June 30, 1998 to $3,501 in the six months ended June 30, 1999 was principally due to increased revenues, offset partially by increased SG&A costs associated with the growth of the business.

Revenues and operating income in the Medical Sterilization and Food Pasteurization segment increased from $5,649 and $368 for the six months ended June 30, 1998, to $6,710 and $989 for the six months ended June 30, 1999, respectively. This improvement primarily relates to the winding down of a lower-margin contract in 1998, and to a lesser degree, the completion of two medical sterilization systems during the quarter, for which the Company recorded the remaining profit on these contracts as the systems were delivered.

Revenues in the Communications Systems segment decreased from $5,385 for the six months ended June 30, 1998 to $4,876 for the same period in 1999. The decrease in revenues was due to reduced shipments on the Company's contract with PT. Pasifik Satelit Nusantara ("PSN"), offset partially by revenues recorded on the Company's contract to provide a telecommunications system in Benin, Africa. Operating performance improved from an operating loss of $1,708 for the six months ended June 30, 1998 to an operating loss of $394 for the six months ended June 30, 1999. The improvement in operating performance was due primarily to the winding down from 1998 to 1999 of significant development and certification efforts.

In the Emerging Technologies and Businesses segment, revenues and operating income increased from revenues of $1,938 and an operating loss of $246 in the six months ended June 30, 1998 to revenues of $3,796 and operating income of $566 in the six months ended June 30, 1999. This improvement was due principally to increased shipments of fingerprint digitization systems.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, Titan used $12,192 for the operating requirements of continuing operations, primarily due to an increase in accounts receivable balances of $20,938 primarily in the Information Technologies and Software Systems segments.

Cash of $35,729 was used for the Company's acquisitions of TNP and SRC and cash used for discontinued operations was $4,515. Cash was provided primarily by the Company's line of credit of $62,500.

The Company has a receivable of approximately $7,800 from its Indonesian customer, PSN. The Company has negotiated a payment plan agreement with PSN for settlement of all amounts due from PSN. PSN is required to pay the remaining balance in equal installments of $3,907 each on September 30, 1999 and September 30, 2000. All outstanding balances accrue interest at 10% per annum. At any time prior to the payment of all the obligations in full, the Company may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if at any time after the execution of this agreement, PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required by the agreement to immediately pay to the Company the lesser of the $3,907 or the total amount of the outstanding balance owed to the Company. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to the Company will be renegotiated at that time. PSN's business has been adversely affected by the Indonesian economy and there is no assurance that these receivables will be collected within the payment terms discussed above.

Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1999. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses, the Company's expanded bank line of credit and other available cash sources. One of the Company's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If the Company is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or convertible debt financings which could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve the Company's goals in each business area. Management believes that the combination of cash on hand, amounts available on its credit facility and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 1999.

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

     As part of its Year 2000 compliance program, the Company has reviewed the internally developed and third party software that it uses for accounting, manufacturing processes and other business functions. Because of its history of acquisitions, the Company has a number of business units that use different systems; some of which it knows are not Year 2000 compliant at this time. Based upon the Company's assessment, it may elect to move business units to other Year 2000 compliant systems that the Company currently uses as part of an overall plan to consolidate the number of different systems being used. It is estimated that the cost of moving business units to new systems will range from $1 million to $2 million. Some of the Company's business units are using internal resources to convert legacy application systems to be Year 2000 compliant. The Company does not separately track the costs incurred of its own employees on the Year 2000 project. Finally, many of the Company's government contracts related business units use an accounting package that is not currently Year 2000 compliant. The supplier of this package has released a Year 2000 compliant version that the Company is near completion of installing. If the Company cannot timely correct all Year 2000 problems, these problems may cause material adverse effects on the Company's financial position, results of operations or cash flows.

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









                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                              THE TITAN CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:            August 16, 1999

                                    THE TITAN CORORATION




                                           /s/ Eric M. DeMarco
                                            ----------------------------
                                    By:     Eric M. DeMarco
                                            Executive Vice President
                                            Chief Financial Officer


                                           /s/ Deanna Hom Petersen
                                            ----------------------------
                                    By:     Deanna Hom Petersen
                                            Vice President,
                                            Corporate Controller
                                           (Principal Accounting Officer)

                              THE TITAN CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      (27) Financial Data Schedule.

(b) During the three months ended June 30, 1999, Registrant filed the following:

         (1) Current Report on Form 8-K dated June 9, 1999, to report the acquisition of System Resources Corporation ("SRC") and the amendment to and increase in the Company's credit facility.