Form 10-Q
period 1999-09-30
TITAN CORP
filed 1999-11-12
CIK 32258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

                                 [X] Yes [ ] No



The number of shares of registrant's common stock outstanding at November 5, 1999, was 45,307,738.

                                               PART I - FINANCIAL INFORMATION
                                                Item 1. Financial Statements

                                                    THE TITAN CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share data)

                                                                 Three months ended        Nine months ended
                                                                    September 30,            September 30,
                                                               ----------------------    ---------------------
                                                                 1999         1998         1999          1998
                                                               ---------    ---------    ---------    ---------
Revenues                                                       $ 105,899    $  78,635    $ 274,059    $ 218,678
                                                               ---------    ---------    ---------    ---------
Costs and expenses:
     Cost of revenues                                             81,646       61,007      211,147      168,816
     Selling, general and administrative expense                  11,713        9,081       32,957       26,936
     Research and development expense                              1,591        1,052        5,317        4,025
      Special acquisition related charges and other                 --          3,093         --          4,553
                                                               ---------    ---------    ---------    ---------
        Total costs and expenses                                  94,950       74,233      249,421      204,330
                                                               ---------    ---------    ---------    ---------

Operating profit                                                  10,949        4,402       24,638       14,348
Interest expense                                                  (2,881)      (1,789)      (6,712)      (5,399)
Interest income                                                      564           73          585          262
                                                               ---------    ---------    ---------    ---------

Income from continuing operations before income taxes
     and cumulative effect of change in accounting principle       8,632        2,686       18,511        9,211
Income tax provision                                               2,590          738        5,553        3,336
                                                               ---------    ---------    ---------    ---------

Income from continuing operations before
     cumulative effect of change in accounting principle           6,042        1,948       12,958        5,875
Cumulative effect of change in accounting
     principle, net of taxes                                        --           --           --        (19,474)
Loss from discontinued operations, net of taxes                     --         (5,999)        --         (5,617)
                                                               ---------    ---------    ---------    ---------

Net income (loss)                                                  6,042       (4,051)      12,958      (19,216)
Dividend requirements on preferred stock                            (174)        (176)        (521)        (605)
                                                               ---------    ---------    ---------    ---------
Net income (loss) applicable to common stock                   $   5,868    $  (4,227)   $  12,437    $ (19,821)
                                                               =========    =========    =========    =========


Basic earnings (loss) per share:
     Income from continuing operations before
        cumulative effect of change in accounting principle    $    0.14    $     .05    $    0.33    $     .15
     Cumulative effect of change in accounting principle            --           --           --           (.56)
     Loss from discontinued operations                              --           (.17)        --           (.16)
                                                               ---------    ---------    ---------    ---------
     Net income (loss)                                         $    0.14    $    (.12)   $    0.33    $    (.57)
                                                               =========    =========    =========    =========

     Weighted average shares                                      40,535       35,466       38,076       34,614
                                                               =========    =========    =========    =========
Diluted earnings (loss) per share:
     Income from continuing operations before
        cumulative effect of change in accounting principle    $    0.13    $     .05    $    0.29    $     .15
     Cumulative effect of change in accounting principle            --           --           --           (.54)
     Loss from discontinued operations                              --           (.14)        --           (.16)
                                                               ---------    ---------    ---------    ---------
     Net income (loss)                                         $    0.13    $    (.09)   $    0.29    $    (.55)
                                                               =========    =========    =========    =========

     Weighted average shares                                      46,285       44,572       45,732       36,013
                                                               =========    =========    =========    =========




                   The accompanying notes are an integral part of these consolidated financial statements.




                                                       2

                                        THE TITAN CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares and per share data)


                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                         ---------        ---------
Assets
Current Assets:
     Cash and cash equivalents                                           $   4,207        $  11,079
     Accounts receivable - net                                             131,787           88,068
     Inventories                                                            12,492            8,646
     Prepaid expenses and other                                              8,938            2,176
     Deferred income taxes                                                   5,635           10,978
                                                                         ---------        ---------
         Total current assets                                              163,059          120,947

Property and equipment - net                                                28,476           25,702
Goodwill - net                                                              89,064           38,694
Other assets                                                                11,929            6,579
Net assets of discontinued operations                                          580              645
                                                                         ---------        ---------
         Total assets                                                    $ 293,108        $ 192,567
                                                                         =========        =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                                      $   6,163        $     368
     Accounts payable                                                       29,598           21,335
     Acquisition debt                                                        4,800            3,000
     Current portion of long-term debt                                       2,089            1,581
     Accrued compensation and benefits                                      17,008           12,682
     Other accrued liabilities                                              11,971           11,659
     Net liabilities of discontinued operations                                 39            5,872
                                                                         ---------        ---------
         Total current liabilities                                          71,668           56,497
                                                                         ---------        ---------

Line of credit                                                             110,712           39,632
Long-term debt                                                               7,090           30,659
Other non-current liabilities                                               16,801           15,068

Stockholders' Equity:
     Preferred stock: $1 par value, authorized 2,500,000 shares:
         Cumulative convertible, $13,897 liquidation preference:
            694,850 and 694,872 shares issued and outstanding                  695              695
         Series A junior participating: authorized 250,000 shares:
            None issued                                                       --               --
     Common stock: $.01 par value, authorized 100,000,000 shares,
         issued and outstanding: 43,714,755 and 36,650,460                     437              367
     Capital in excess of par value                                         98,833           75,157
     Retained earnings (deficit)                                           (10,492)         (22,929)
     Treasury stock (966,398 and 962,530 shares), at cost                   (2,636)          (2,579)
                                                                         ---------        ---------
         Total stockholders' equity                                         86,837           50,711
                                                                         ---------        ---------
     Total liabilities and stockholders' equity                          $ 293,108        $ 192,567
                                                                         =========        =========




       The accompanying notes are an integral part of these consolidated financial statements.




                                                3

                                    THE TITAN CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands of dollars)

                                                                        Nine months ended
                                                                          September 30,
                                                                     ----------------------
                                                                       1999          1998
                                                                     --------      --------
Cash Flows From Operating Activities:
Income from continuing operations                                    $ 12,958      $  5,875
Adjustments to reconcile income from continuing
     operations to net cash used for operating
     activities, net of effects of businesses acquired:
         Depreciation and amortization                                  6,797         5,378
         Deferred income taxes and other                                5,012          (251)
         Poolings of interests                                           --            (109)
         Changes in operating assets and liabilities,
             net of the effects of businesses acquired:
                  Accounts receivable                                 (23,954)      (17,273)
                  Inventories                                          (3,706)       (1,700)
                  Prepaid expenses and other assets                   (10,663)        1,087
                  Accounts payable                                      4,992         4,515
                  Accrued compensation and benefits                     2,062        (1,547)
                  Other liabilities                                    (2,166)       (3,773)
                                                                     --------      --------

Net cash used for continuing operations                                (8,668)       (7,798)
                                                                     --------      --------

Loss from discontinued operations                                        --          (5,617)
Changes in net assets and liabilities of discontinued operations       (5,768)        4,052
                                                                     --------      --------
Net cash used for discontinued operations                              (5,768)       (1,565)
                                                                     --------      --------

Net cash used for operating activities                                (14,436)       (9,363)
                                                                     --------      --------

Cash Flows From Investing Activities:

Capital expenditures                                                   (5,672)       (2,284)
Acquisition of businesses, net of cash acquired                       (50,896)      (11,679)
Proceeds from sale of investments                                        --           4,499
Other                                                                      70          (235)
                                                                     --------      --------
Net cash used for investing activities                                (56,498)       (9,699)
                                                                     --------      --------

Cash Flows From Financing Activities:

Additions to debt                                                      76,875        16,520
Retirements of debt                                                   (13,776)       (1,026)
Redemption of Series B Preferred Stock                                   --          (3,000)
Dividends paid                                                           (521)         (605)
Proceeds from stock issuances                                           2,078           684
Other                                                                    (594)         (133)
                                                                     --------      --------

Net cash provided by financing activities                              64,062        12,440
                                                                     --------      --------

Net decrease in cash and cash equivalents                              (6,872)       (6,622)
Cash and cash equivalents at beginning of period                       11,079        11,383
                                                                     --------      --------

Cash and cash equivalents at end of period                           $  4,207      $  4,761
                                                                     ========      ========




   The accompanying notes are an integral part of these consolidated financial statements.



                                             4

                                                        THE TITAN CORPORATION

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          (in thousands of dollars, except per share data)


                                                      Cumulative                  Capital
                                                      Convertible                 In Excess     Retained
                                                      Preferred     Common        of Par        Earnings      Treasury
                                                      Stock         Stock         Value        (Deficit)      Stock        Total
                                                      --------      --------      --------      --------      --------     --------
Nine months ended September 30, 1999:

Balances at December 31, 1998                         $    695      $    367      $ 75,157      $(22,929)     $ (2,579)    $ 50,711
     Conversion of subordinated debentures                                63        22,142                                   22,205
     Exercise of stock options and other                                   7         2,071                         (57)       2,021
     Shares contributed to employee benefit plan                                      (537)                                    (537)
     Dividends on preferred stock -
         Cumulative convertible, $.75 per share                                                     (521)                      (521)
     Net income                                                                                   12,958                     12,958
                                                      --------      --------      --------      --------      --------     --------
Balances at September 30, 1999                        $    695      $    437      $ 98,833      $(10,492)     $ (2,636)    $ 86,837
                                                      ========      ========      ========      ========      ========     ========

Nine months ended September 30, 1998:

Balances at December 31, 1997                         $    695      $    348      $ 69,332      $ (2,337)     $ (2,591)    $ 65,447
     Conversion of subordinated debentures                                15         5,343                                    5,358
     Stock repurchase                                                     (1)         (752)                                    (753)
     Poolings of interests                                                                          (109)                      (109)
     Exercise of stock options and other                                   2           332                          12          346
     Conversion of warrants                                                1           349                                      350
     Shares contributed to employee benefit plans                                     (100)                                    (100)
     Dividends on preferred stock -
         Cumulative convertible, $.75 per share                                                     (521)                      (521)
         Series B, 6% annual                                                                         (84)                       (84)
     Net loss                                                                                    (19,216)                   (19,216)
                                                      --------      --------      --------      --------      --------      --------
Balances at September 30, 1998                        $    695      $    365      $ 74,504      $(22,267)     $ (2,579)     $ 50,718
                                                      ========      ========      ========      ========      ========      ========


                       The accompanying notes are an integral part of these consolidated financial statements.





                                                                 5

                              THE TITAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

                  (Amounts in thousands, except per share data)

NOTE (1)  BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or "the Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1998. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as a pooling of interests the acquisition of Delfin Systems in the fourth quarter of 1998. The prior year financial statements have also been restated for operations discontinued in the fourth quarter of 1998 (see Note 3) and reflect the adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") in the third quarter of 1998. The adoption of SOP 98-5 was recorded effective January 1, 1998 as a cumulative effect of change in accounting principle which resulted in a non-cash charge totaling $19,474. Additionally, certain prior year amounts have been reclassified to conform to the 1999 presentation (see Note 5).

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

NOTE (2)  Acquisitions and Joint venture

In September 1999, Cayenta.com, Inc. ("Cayenta.com"), the Company's subsidiary (formerly known as Titan Software Systems Corporation) comprising the Company's Software Systems segment, entered into a joint venture named Soliance Networks with Sempra Energy Information Solutions, a new unit of Sempra Energy, and modis, Inc., a Modis Professional Services company. The new application service provider will provide Internet-based information services designed to help mid-sized utilities adapt to the nation's de-regulating energy marketplace in an efficient and cost-effective manner.

On July 22, 1999, the Company's wholly owned subsidiary Titan Systems Corporation ("TSC"), (formerly named Titan Technologies and Information Systems Corporation) acquired all of the outstanding stock of Atlantic Aerospace Electronics Corporation ("AAEC"), a defense and commercial technology and systems company which focuses on applied research and development in information technologies, for cash of approximately $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of the net assets acquired, to be amortized on a straight-line basis over 40 years, was approximately $11.9 million at September 30, 1999. AAEC's results of operations have been consolidated with the Company's results of operations since July 23, 1999.

On June 9, 1999, TSC acquired System Resources Corporation ("SRC"), an information technology government contractor, through a stock purchase for a purchase price of $35 million, subject to certain post-closing adjustments, consisting of $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable on June 9, 2000. In addition, the Company agreed to pay the SRC stockholders one-half of approximately $1.5 million in SRC receivables aged more than 720 days to the extent that any of those receivables are collected within the two year period following the closing date. The transaction was accounted for as a purchase, and, accordingly, SRC's results of operations have been consolidated with the Company's results of operations since June 10, 1999. The purchase agreement provided for a post-closing adjustment to the purchase price based on the final valuation of the acquired assets and assumed liabilities, which resulted in an increase of approximately $4.1 million to the excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) in the current quarter ended September 30, 1999. The goodwill, to be amortized on a straight-line basis over 40 years, was approximately $29.3 million at September 30, 1999.

On January 1, 1999, Cayenta.com acquired certain assets of Transnational Partners II, LLP ("TNP"), a software services company which provides infrastructure and electronic business solutions for major corporations, for a purchase price of $9.8 million, consisting of $7 million cash, a $2.8 million note due January 2000 (bearing interest at 7%), subject to certain post-closing adjustments, and preferred stock representing a minority interest in Cayenta.com. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $10.5 million at September 30, 1999. TNP's results of operations have been consolidated with the Company's results of operations since January 2, 1999.

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

Unaudited proforma data giving effect to the purchase of SRC and AAEC as if they had been acquired at the beginning of 1998 are shown below. Proforma information related to the TNP and Validity acquisitions is not presented, because the effect is not significant.

                                                Three months ended            Nine months ended
                                                    September 30,               September 30,
                                              ------------------------    -------------------------
                                                  1999         1998           1999          1998
                                              -----------   ----------    -----------   -----------
Revenues                                      $   107,061   $   97,672    $   305,385   $   275,791

Income from continuing operations
      before cumulative effect of change
      in accounting principle                       6,011        1,705         11,428         5,532

Net income (loss)                                   6,011       (4,294)        11,428       (19,559)


Basic earnings (loss) per share:
      Income from continuing operations
         before cumulative effect of change
         in accounting principle              $      0.14   $     0.04    $      0.29   $      0.14

      Net income (loss)                              0.14        (0.13)          0.29         (0.58)


Diluted earnings (loss) per share:
      Income from continuing operations
         before cumulative effect of change
         in accounting principle              $      0.13   $     0.04    $      0.26    $     0.14

      Net income (loss)                              0.13        (0.09)          0.26         (0.56)


At December 31, 1998, the Company had $1,090 and $250 in other current and non-current liabilities, respectively, primarily related to termination, retention and other integration costs, which will be paid by December 31, 1999.

Charges for such costs against these reserves were approximately $1,300 in the first nine months of 1999.

Note (3)  DISCONTINUED OPERATIONS

In December 1998, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business; accordingly, the results of this business have been accounted for as a discontinued operation. In addition to the discontinued operations of the access control systems business, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $-0- at September 30, 1999 consist primarily of accrued liabilities of approximately $4,300 net of approximately the same amount of current assets (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $2,900 and $8,400 were made against the accrued liabilities in the three months and nine months ended September 30, 1999, respectively. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

NOTE  (4)  DEBT

On September 7, 1999, the Company announced a call for redemption on November 2, 1999, of all of its outstanding 8 1/4% convertible subordinated debentures due November 1, 2003. At the time of the call, the Company had outstanding 8 1/4% debentures in the aggregate principal amount of approximately $11.6 million. The balance outstanding at September 30, 1999, was approximately $5.3 million. Prior to the close of business on October 25, 1999, holders could convert their 8 1/4% debentures into shares of Titan common stock at a price of $3.50 per share. Immediately prior to the call and on September 30, 1999, the New York Stock Exchange composite closing price of Titan common stock was $11.00 and $14.375, respectively. Alternatively, holders could have their 8 1/4% debentures redeemed for 104.125% of the principal amount, plus accrued interest for the period from May 1, 1999 to November 2, 1999. All except $1 of the debentures were converted prior to the redemption date. Accordingly, the remaining $1 was redeemed at November 2, 1999.

On June 9, 1999, in conjunction with the acquisition of SRC (see Note 2), the Company's bank syndicate, with The Bank of Nova Scotia as the administrative agent, amended and increased the Company's existing credit facility. The revised credit facility, totaling $190 million, includes a $55 million line of credit for working capital and general corporate purposes, $60 million ($25 million original and $35 million new facility) in lines of credit dedicated to acquisitions and a $75 million term loan. The credit facilities are secured by substantially all of the assets of Titan. Quarterly repayment schedules are in increasing percentages over 4 years beginning September 1999 and June 2000 for the $25 million original and the $35 million new portion of the acquisition line, respectively. The $75 million term loan is to be repaid quarterly at .25% of original principal beginning September 30, 1999 through September 29, 2004 and at 23.75% thereafter until the final payment at maturity on June 9, 2005. The Company has the option to borrow at the bank's base rate plus a margin of 2% or at LIBOR plus a margin of 3% on the $75 million term loan. Margins applicable to the remaining lines are based on the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization).

At September 30, 1999, total borrowings outstanding were $116,875 (the $74,813 million term loan and $42,062 of the acquisition lines) at a weighted average interest rate of 8.17%. Commitments under letters of credit, which reduce availability of the working capital line, were $1,772 at September 30, 1999. Of the total borrowings, $6,163 was short-term. At September 30, 1999, the Company was in compliance with all financial covenants under its various debt agreements.

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

The following tables summarize revenues and operating profit (loss) by operating segment for the three and nine month periods ended September 30, 1999 and 1998:

                                                  Three months ended             Nine months ended
                                                     September 30,                 September 30,
                                               ------------------------      ------------------------
                                                 1999           1998           1999           1998
                                               ---------      ---------      ---------      ---------
Revenues:
      Information Technologies                 $  85,627      $  68,969      $ 219,545      $ 188,366
      Software Systems                            10,470          5,568         29,330         13,242
      Medical Sterilization and Food
         Pasteurization                            3,275          2,400          9,985          8,049
      Communications Systems                       5,009            619          9,885          6,004
      Emerging Technologies and Businesses         1,518          1,079          5,314          3,017
                                               ---------      ---------      ---------      ---------
                                               $ 105,899      $  78,635      $ 274,059      $ 218,678
                                               =========      =========      =========      =========

Operating Profit (Loss):
      Information Technologies                 $   8,509      $   6,461      $  21,604      $  18,356
      Software Systems                             2,672          1,465          6,173          3,232
      Medical Sterilization and Food
         Pasteurization                              679            135          1,668            503
      Communications Systems                       2,050         (1,349)         1,656         (3,057)
      Emerging Technologies and Businesses           166             11            732           (235)
                                               ---------      ---------      ---------      ---------

Segment operating profit before Corporate         14,076          6,723         31,833         18,799
Corporate                                         (3,127)        (2,321)        (7,195)        (4,451)
                                               ---------      ---------      ---------      ---------
                                               $  10,949      $   4,402      $  24,638      $  14,348
                                               =========      =========      =========      =========


The operating profit of the Information Technologies segment for the three and nine month periods ended September 30, 1998, includes $2,375 and $3,835, respectively, of special charges primarily representing costs and expenses of the mergers in those periods. Also, in both the three and nine month periods ended September 30, 1998, Corporate expenses and the Communications Systems segment operating loss reflect $275 and $443 of other merger-related expenses and special charges, respectively.






                      [THIS SPACE LEFT INTENTIONALLY BLANK]

The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:


                                 Three months ended September 30, 1999    Three months ended September 30, 1998
                                ---------------------------------------   --------------------------------------
                                                                                                          Per-
                                   Income       Shares       Per-Share       Income       Shares         Share
                                (Numerator)  (Denominator)    Amounts     (Numerator)   (Denominator)   Amounts
                                -----------  -------------   ----------   -----------   -------------   --------
Income from continuing
  operations                    $     6,042                               $     1,948

Less preferred stock dividends         (174)                                     (176)
                                -----------                               -----------
Basic EPS:
Income from continuing
  operations available to
  common stockholders                 5,868         40,535   $      .14         1,772          35,466   $    .05

Effect of dilutive securities:
   Stock options                       --            2,135         (.00)         --             1,141       (.00)
   Warrants                            --             --            --           --              --          --
   Debentures                            28          3,615         (.01)          378           7,965       (.00)
                                -----------  -------------   ----------   -----------   -------------   --------
Diluted EPS:
Income from continuing
  operations available to
  common stockholders plus
  assumed conversions           $     5,896         46,285   $      .13   $     2,150          44,572   $    .05
                                ===========  =============   ==========   ===========   =============   ========

                                 Nine months ended September 30, 1999      Nine months ended September 30, 1998
                                ---------------------------------------   --------------------------------------
                                                                                                          Per
                                   Income       Shares       Per-Share       Income       Shares         Share
                                (Numerator)  (Denominator)    Amounts     (Numerator)   (Denominator)   Amounts
                                -----------  -------------   ----------   -----------   -------------   --------
Income from continuing
  operations                    $    12,958                               $     5,875

Less preferred stock dividends         (521)                                     (605)
                                -----------                               -----------
Basic EPS:
Income from continuing
  operations available to
  common stockholders                12,437         38,076   $      .33         5,270          34,614   $    .15

Effect of dilutive securities:
   Stock options                       --            1,824         (.02)         --             1,378       (.00)
   Warrants                            --             --           --            --                21       (.00)
   Debentures                           769          5,832         (.02)         --              --         --
                                -----------  -------------   ----------   -----------   -------------   --------
Diluted EPS:
Income from continuing
  operations available to
  common stockholders plus
  assumed conversions           $    13,206         45,732   $      .29   $     5,270          36,013   $    .15
                                ===========  =============   ==========   ===========   =============   ========


In the nine months ended September 30, 1999, options to purchase approximately 289,000 shares of common stock at prices ranging from $9.50 to $10.63 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. No options were anti-dilutive in the three months ended September 30, 1999. In the three and nine months ended September 30, 1998, respectively, options to purchase approximately 854,900 and 340,200 shares of common stock at prices ranging from $5.56 to $9.50 and $6.19 to $9.50 were similarly not included in the computation of diluted EPS. The potential conversion of convertible subordinated debt to common shares was anti-dilutive in the nine month period ended September 30, 1998. In both 1999 and 1998, 463,248 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

Following are details concerning certain balance sheet data:


                                          September 30,    December 31,
                                             1999             1998
                                           -------           -------
              Inventories:
                    Materials              $ 6,099           $ 3,871
                    Work-in-process          4,507             1,788
                    Finished goods           1,886             2,987
                                           -------           -------
                                           $12,492           $ 8,646
                                           =======           =======



Supplemental disclosure of cash payments is as follows:

                            Three months ended     Nine months ended
                               September 30,        September 30,
                              ----------------     ----------------
                                1999     1998        1999     1998
                              -------  -------     -------  -------
                Interest       $1,915   $  823      $5,812   $4,310
                Income taxes    1,916       62       2,279      908



NOTE (6)  SUBSEQUENT EVENTS

On November 2, 1999, Cayenta.com acquired JB Systems, Inc., doing business as Mainsaver Corporation, through a stock purchase for a purchase price of approximately $11.7 million, subject to certain post-closing adjustments, consisting of approximately $8.2 million in cash paid at closing, less a $.5 million holdback, a $3.0 million installment which accrues interest at 7.5% per annum and is fully payable on May 2, 2001, and a $.5 million note due to one of the former shareholders, bearing interest at 10% per annum and fully payable on September 1, 2001. The transaction will be accounted for as a purchase. Mainsaver provides Enterprise Asset Management Software and distributed workflow management technology to global customers.

On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of Ipivot, Inc. ("Ipivot"), a technology spin-off from Titan. The cash payment to the Company was for its ownership interest in Ipivot of approximately 8% after the dilutive impact of Ipivot stock options, warrants and other equity instruments. The transaction will recorded by the Company in the fourth quarter of 1999.

                              THE TITAN CORPORATION


           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                          (Dollar amounts in thousands,
                             except per share data)


RESULTS OF OPERATIONS

In the first quarter of 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Communications Systems segment, and all defense information technologies and services operating results are reported in its Information Technologies segment. Information pertaining to prior periods has been restated to reflect this realignment of the Company's business segments.

Consolidated results:

Revenues for the third quarter of 1999 increased from $78,635 in the third quarter of 1998 to $105,899. Increased revenues were reported across all business  segments.  Improved  operating  performance  was  experienced  in  the
Software Systems, Communications Systems, Medical Sterilization and Food Pasteurization and Emerging Technologies and Businesses segments. The Company reported net income of $6,042 and $12,958 for the third quarter and nine months of 1999 compared to a net loss of $4,051 and $19,216 for the third quarter and nine months of 1998. Included in the third quarter and nine months ended September 30, 1998 is a special pre-tax charge for merger related and other expenses of $3,093 and $4,553, respectively. Included in the third quarter and nine months of 1998 are losses from discontinued operations of $5,999 and $5,617, respectively. In addition, the Company adopted Statement of Position
(SOP) 98-5 in 1998, which resulted in a $19,474 write-off recorded as a cumulative effect of a change in accounting principle.

Income from continuing operations in the third quarter and nine months of 1999 was $6,042 and $12,958, compared to $1,948 and $5,875 in the third quarter and nine months of 1998. This difference was primarily attributable to the impact of the increase in revenues noted previously as well as due to the special merger related and other expenses in 1998.

Selling, general and administrative expense ("SG&A") as a percentage of revenue decreased slightly from 11.5% in the third quarter of 1998 to 11.1% in the same period in 1999, and decreased slightly from 12.3% in the nine months of 1998 to 12.0% for the same period in 1999. Research and development costs (R&D) increased overall from $1,052 in the third quarter of 1998 to $1,591 for the same period in 1999, and from $4,025 for the nine months in 1998 to $5,317 for the same period in 1999. These increases were due to the increased level of R&D spending in the Information Technologies business, specifically related to imaging products. The Company anticipates that the level of R&D spending will continue to increase for the remainder of fiscal 1999 and through fiscal 2000.

Net interest expense increased $601 and $990 in the third quarter and nine months ended September 30, 1999, compared to the comparable periods of 1998, primarily from interest related to increased borrowings on the Company's credit facilities, principally on the Company's acquisition line resulting from the Company's acquisitions of System Resources Corporation ("SRC") and Atlantic Aerospace Electronics Corporation ("AAEC").

The income tax provision reflects a 30% effective rate in the third quarter and nine months of 1999 compared to a 27% and 36% effective rate in the third quarter and nine months of 1998. The higher rate in 1998 was due primarily to the inability to offset losses of certain acquired entities with income of other entities. The Company expects its effective income tax rate to remain stable in the foreseeable future at an approximate rate of 30% to 34%.

Business Segments:

Three months ended September 30, 1999 and 1998:

In the Information Technologies segment, revenues grew $16,658, from $68,969 in the third quarter of 1998 to $85,627 in the third quarter of 1999. The increase in revenues is principally due to the following: revenues of $15,692 generated by the acquired businesses SRC and AAEC (acquired June 9, 1999 and July 22, 1999, respectively), increased subcontract revenues and to a lesser degree due to internal revenue growth experienced by several of the information technologies and systems businesses, partially offset by reduced shipments of certain defense communications products. Operating income increased $2,048 from $6,461 in the third quarter of 1998 to $8,509 in the same period in 1999. Included in the 1998 results are special acquisition related charges of $1,932 and $443 related to costs incurred to file a registration statement with the Securities and Exchange Commission ("SEC") which was ultimately withdrawn. Excluding these special charges, operating income decreased $327 from $8,836 in the third quarter of 1998 to $8,509 in the third quarter of 1999. One time credits in the third quarter of 1998 resulted in higher than normal operating profit margins. In addition, a change in product and service revenue mix, an increase in lower margin subcontract revenue volumes, and increased R&D expenditures for certain imaging products also resulted in lower operating margins during the third quarter of 1999. The impact of the change in revenue mix and increased investment was partially offset by credits related to favorable determinations from certain government agencies.

Software Systems segment revenues increased $4,902 from $5,568 in the third quarter of 1998 to $10,470 in the third quarter of 1999, primarily due to increased work performed on contracts with existing customers in this business, and due to the revenues generated by the acquired business of Transnational Partners II, LLP, which was acquired in January 1999. Revenues included sales to a single federal agency of $1,526 and $3,294 in the third quarter of 1999 and 1998, respectively. Sales to another government customer and to a single utility customer were $4,322 and $3,265, respectively, in the third quarter of 1999. The increase in operating income of $1,207 from $1,465 of operating income in the third quarter of 1998 to $2,672 in the third quarter of 1999 was principally due to increased revenues.

Revenues in the Medical Sterilization and Food Pasteurization segment increased $875 from $2,400 in the third quarter of 1998, to $3,275 in the third quarter of 1999. The change in revenues reflects the increased utilization at the Company's contract sterilization facilities in Denver, San Diego and the Dominican Republic, and, to a lesser degree, due to revenues recorded on the x-ray pasteurization system being constructed for Hawaii Pride. Operating income improved from $135 in the third quarter of 1998 to $679 in the third quarter of 1999. This improvement primarily relates to the impact of the increased revenues.

Revenues in the Communications Systems segment increased $4,390 from $619 in the third quarter of 1998 to $5,009 in the third quarter of 1999, due principally to revenues recorded on the Company's contract to provide a telecommunications system in Benin, Africa, and to a lesser extent, due to revenues related to the launching of long distance service in El Salvador and Cameroon. Operating performance for this segment improved from an operating loss of $1,349 in the third quarter of 1998 to operating income of $2,050 in the third quarter of 1999. Included in third quarter 1999 revenues and operating income is $1,500 and $2,108, respectively, reflecting the collection of a portion of receivables from PSN, for which the Company had previously provided a valuation allowance against the amounts outstanding. Included in the third quarter 1998 operating loss is $443 related to costs incurred to file a registration statement with the SEC which was ultimately withdrawn.

In the Emerging Technologies and Businesses segment, revenues increased $439 from $1,079 in the third quarter of 1998 to $1,518 in the third quarter of 1999 primarily due to increased shipments of fingerprint digitization systems.

Operating income increased $155 from $11 in the third quarter of 1998 to $166 in the third quarter of 1999. This improvement primarily resulted from the impact of the increased revenues noted above.

Nine months ended September 30, 1999 and 1998:

In the Information Technologies segment, revenues grew $31,179, from $188,366 in the nine months ended September 30, 1998 to $219,545 in the nine months ended September 30, 1999. The increase in revenues is principally due to the following: revenues of $26,071 generated by the acquired businesses Validity, SRC and AAEC (acquired March 31, 1998, June 9, 1999 and July 22, 1999, respectively), increased subcontract revenues and to a lesser degree due to internal revenue growth experienced by several of the information technologies and systems businesses, partially offset by reduced shipments of certain defense communications products. Operating income increased $3,248 from $18,356 in the nine months ended September 30, 1998 to $21,604 in the same period in 1999. Included in the 1998 results are special acquisition related charges of $3,392 and $443 related to costs incurred to file a registration statement with the SEC. Excluding these special charges, operating income decreased $587 from $22,191 in the nine months ended September 30, 1998 to $21,604 in the same period in 1999. One time credits in the nine months ended September 30, 1998 resulted in higher than normal operating profit margins. In addition, a change in product and service revenue mix, an increase in lower margin subcontract revenue volumes, and increased R&D expenditures for certain imaging and defense satellite communications products also resulted in lower operating margins during the nine months ended September 30, 1999. The impact of the change in revenue mix and increased R&D investment was partially offset by credits related to favorable determinations from certain government agencies.

Software Systems segment revenues increased $16,088 from $13,242 in the nine months ended September 30, 1998 to $29,330 in the nine months ended September 30, 1999, primarily due to increased work performed on contracts with existing customers in this business, and due to the revenues generated by the acquired business of Transnational Partners II, LLP, which was acquired in January 1999. Revenues included sales to a single federal agency of $6,461 and $6,555 for the nine months ended September 30, 1999 and 1998, respectively. Sales to another government customer and to a single utility customer were $9,823 and $8,119, respectively, for the nine months ended September 30, 1999. The increase in operating income of $2,941 from $3,232 of operating income in the nine months ended September 30, 1998 to $6,173 in the nine months ended September 30, 1999 was principally due to the increased revenues.

Revenues and operating income in the Medical Sterilization and Food Pasteurization segment increased from $8,049 and $503 in the nine months ended September 30, 1998, to $9,985 and $1,668 in the nine months ended September 30, 1999, respectively. This improvement primarily relates to the completion of two medical sterilization systems during the second quarter of 1999, and to increased utilization at the San Diego, Denver and Dominican Republic contract medical sterilization facilities.

Revenues and operating performance in the Communications Systems segment improved from revenues of $6,004 and an operating loss of $3,057 in the nine months ended September 30, 1998 to revenues of $9,885 and operating income of $1,656 in the nine months ended September 30, 1999. The increase in revenues was due principally to revenues recorded on the Company's contract to provide a telecommunications system in Benin, Africa, and to a lesser extent, due to revenues related to the launching of long distance service in El Salvador and Cameroon. Included in the nine months 1999 revenues and operating income is $1,500 and $2,108, respectively, reflecting the collection of a portion of receivables from PSN, for which the Company had previously provided a valuation allowance against the amounts outstanding. Included in the nine months ended September 30, 1998 operating loss is $443 related to costs incurred to file a registration statement with the SEC which was ultimately withdrawn.

In the Emerging Technologies and Businesses segment, revenues and operating income increased from revenues of $3,017 and an operating loss of $235 in the nine months ended September 30, 1998 to revenues of $5,314 and operating income of $732 in the nine months ended September 30, 1999. This improvement was due principally to increased shipments of fingerprint digitization systems.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, Titan used $8,668 for the operating requirements of continuing operations. Cash of $50,896 was used for the Company's acquisitions of TNP, SRC and AAEC and cash used for discontinued operations was $5,768. Cash was provided primarily by the Company's line of credit of $76,875.

The Company had a receivable of approximately $7,800 from its Indonesian customer, PSN, under which the Company negotiated a payment plan agreement. This agreement provided for an immediate payment by PSN of $1,000, which was received by the Company in the fourth quarter of 1998, with the remaining balance to be paid in equal installments of $3,907 on September 30, 1999 and September 30, 2000. All outstanding balances accrue interest at 10% per annum. The Company received the first $3,907 installment during the fiscal 1999 third quarter, plus approximately $467 in accrued interest. At any time prior to the payment of all the obligations in full, the Company may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if at any time after the execution of this agreement, PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required by the agreement to immediately pay to the Company the lesser of the $3,907 or the total amount of the outstanding balance owed to the Company. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to the Company will be renegotiated at that time.

Funding for the advancement of the Company's strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue throughout 1999. The Company plans to finance these requirements from a combination of sources, which include cash generation from the Company's core businesses, the Company's expanded bank line of credit and other available cash sources. One of the Company's primary strategies is the funding of growth in specific subsidiaries through spin-out transactions. If the Company is unable to implement this strategy, whether in whole or in part, then the Company may need to complete additional equity or convertible debt financings which could, however, result in substantial dilution to the Company's stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2000 to further grow its commercial businesses, and the financing sources available to achieve the Company's goals in each business area. Management believes that the combination of cash on hand, amounts available on its credit facility and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 1999.

Year 2000 Readiness Disclosure

     The Company has implemented a Year 2000 compliance program to address its current hardware and software products and development tools and all of its major computing information systems networks, desktop systems and infrastructure. In addition, the Company is contacting business associates such as its third party vendors, business partners, contractors and service providers to assess their level of readiness. Finally, the Company developed an overall Year 2000 compliance program aimed at addressing various areas of the business that may encounter difficulties as a result of the Year 2000 issue. The overall program identified and assigned responsibility to individuals at each of the Company's business units to develop and implement compliance plans specific to each respective business unit.

     Part of the program was designed to assess whether the Company's business unit products and services are Year 2000 compliant. As a result of its ongoing assessment, the Company does not expect its current products or services to have material Year 2000 issues. In some cases, the Company's government customers have contracted with the Company to modify the Company's older products so that they are Year 2000 compliant. The Company's products and services generally do not have provisions for extended warranties; as such, the Company does not expect that it will have to spend any material amounts to make any of its prior products Year 2000 compliant. The Company continues to assess its products, particularly those of its recently acquired businesses, and cannot predict whether any Year 2000 issues will arise.

     As part of its Year 2000 compliance program, the Company has reviewed the internally developed and third party software that it uses for accounting, manufacturing processes and other key business functions. Because of its history of acquisitions, the Company has a number of business units that use different systems; some of which are known to have Year 2000 issues. Part of the Company's strategy includes moving business units to other Year 2000 compliant systems that the Company currently uses as part of an overall plan to consolidate the number of different systems being used. It is estimated that the cost of moving business units to new systems will ultimately range from $1 million to $2 million. Some of the Company's business units are using internal resources to convert legacy application systems to be Year 2000 compliant. The Company's business units do not separately track the costs incurred of their own employees on the Year 2000 project. Finally, substantially all the Company's business units use an accounting package for which the supplier of this package has provided a software upgrade and certified that the upgrade version is Year 2000 compliant. If any of the business units experience system failures as a result of the Year 2000 issue, disruptions could occur in certain key business processes such as labor and other cost accumulation, project management and billing. If the business units cannot timely correct all Year 2000 problems, these problems may cause material adverse effects on the Company's financial position, results of operations or cash flows.

     Most of the Company's customers, in particular the U.S. government, utilize complex billing and accounting systems to determine the timing and the amounts that will be paid to the Company under its various contracts. In addition, several of the Company's major strategic partners rely on complex software systems to coordinate and control their day-to-day operations. These complex systems may not be Year 2000 compliant. Although these customers and strategic partners have advised the Company that they expect to resolve any Year 2000 issues prior to December 31, 1999, the Company cannot guarantee that its billing procedures and cycles, or its joint sales and marketing efforts, will not be interrupted. If these customers' or business partners' Year 2000 issues are not resolved on time, or at all, the Company's financial position, results of operations or cash flows could be materially and adversely affected. The Company continues to develop contingency plans in the event that its internal systems or third party business associates' systems are not timely corrected or experience unanticipated failures.

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


Dated:            November 11, 1999

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


                                           /s/ Deanna Hom Petersen
                                            ----------------------------
                                    By:     Deanna Hom Petersen
                                            Vice President,
                                            Corporate Controller
                                           (Principal Accounting Officer)

                              THE TITAN CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      (27) Financial Data Schedule.

(b) During the three months ended September 30, 1999, Registrant filed the following:

         (1) Current Report on Form 8-K/A, Amendment No. 1, dated August 23, 1999, regarding the acquisition of System Resources Corporation ("SRC") and the amendment to and increase in the Company's credit facility.