Form 10-K/A
period 1999-12-31
TITAN CORP
filed 2000-01-24
CIK 32258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to ________________

                           Commission File No. 1-6035

                              THE TITAN CORPORATION
             (Exact name of registrant as specified in its charter)
                                 ---------------

            DELAWARE                                 95-2588754
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)


                             3033 SCIENCE PARK ROAD
                        SAN DIEGO, CALIFORNIA 92121-1199
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (619) 552-9500

           Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF EACH CLASS            NAME OF  EXCHANGE ON WHICH REGISTERED
-----------------------------------    --------------------------------------
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

                                    FORM 10-K/A

The Company is republishing Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for the purpose of reflecting the effects of its realignment of some of its operations among its existing segments. On March 31, 1999, the Company realigned these operations to better position them for strategic transactions. To accomplish this, the undersigned registrant hereby amends the following items and exhibits:


                                                                                                     PAGE
                                                                                                    -----
ITEM 8         Financial Statements and Supplementary Data........................................    4-25

                                      PART IV

ITEM 14        Exhibits...........................................................................      26

               Signatures.........................................................................      27


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants............................................................     4
Financial Statements:
   Consolidated Statements of Operations............................................................     5
   Consolidated Balance Sheets......................................................................     6
   Consolidated Statements of Cash Flows............................................................     7
   Consolidated Statements of Stockholders' Equity..................................................     8
   Notes to Consolidated Financial Statements.......................................................    9-25


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

                                                ARTHUR ANDERSEN LLP

San Diego, California
February 15, 1999 (except with respect
to the matter discussed in Notes 1 and
5 for which the date is March 31, 1999)

                               THE TITAN CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1998         1997         1996
                                                                      ---------    --------     ---------
Revenues                                                              $303,428     $275,923     $245,976
                                                                     ---------    ---------    ---------
Costs and expenses:
   Cost of revenues                                                    232,041      216,553      192,657
   Selling, general and administrative expense                          37,553       36,731       36,226
   Research and development expense                                      5,590        7,466        5,023
   Special acquisition related charges and other                         9,891        6,600           --
                                                                     ---------    ---------    ---------
   Total costs and expenses                                            285,075      267,350      233,906
                                                                     ---------    ---------    ---------
Operating profit                                                        18,353        8,573       12,070
Interest expense                                                        (7,377)      (6,643)      (4,764)
Interest income                                                            392          872          639
                                                                     ---------    ---------    ---------
Income from continuing operations before income taxes and
   cumulative effect of change in accounting principle                  11,368        2,802        7,945
Income tax provision                                                     4,155        4,184        2,603
                                                                     ---------    ---------    ---------
Income (loss) from continuing operations before cumulative effect
   of change in accounting principle                                     7,213       (1,382)       5,342
Cumulative effect of change in accounting principle, net of taxes      (19,474)          --           --
Loss from discontinued operations, net of taxes                         (7,444)     (17,930)      (6,326)
                                                                     ---------    ---------    ---------
Net loss                                                               (19,705)     (19,312)        (984)
Dividend requirements on preferred stock                                  (778)        (875)        (803)
                                                                     ---------    ---------    ---------
Net loss applicable to common stock                                  $ (20,483)   $ (20,187)   $  (1,787)
                                                                     ---------    ---------    ---------
                                                                     ---------    ---------    ---------
Basic earnings (loss) per share:
   Income (loss) from continuing operations                          $     .18    $    (.07)   $     .14
   Cumulative effect of change in accounting principle                    (.56)          --           --
   Loss from discontinued operations                                      (.21)        (.54)        (.20)
                                                                     ---------    ---------    ---------
   Net loss                                                               (.59)        (.61)        (.06)
                                                                     ---------    ---------    ---------
                                                                     ---------    ---------    ---------
   Weighted average shares                                              34,895       33,094       32,068
                                                                     ---------    ---------    ---------
                                                                     ---------    ---------    ---------
Diluted earnings (loss) per share:
   Income (loss) from continuing operations                          $     .18    $    (.07)   $     .14
   Cumulative effect of change in accounting principle                    (.54)          --           --
   Loss from discontinued operations                                      (.21)        (.54)        (.20)
                                                                     ---------    ---------    ---------

   Net loss                                                          $    (.57)   $    (.61)   $    (.06)
                                                                     ---------    ---------    ---------
                                                                     ---------    ---------    ---------
   Weighted average shares                                              36,177       33,094       32,445
                                                                     ---------    ---------    ---------
                                                                     ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

                                      THE TITAN CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                          AS OF DECEMBER 31,
                                                                                      ------------------------
                                                                                           1998         1997
                                                                                      -----------   ----------
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $    11,079   $   11,383
   Investments                                                                                 --        4,499
   Accounts receivable--net                                                                88,068       72,653
   Inventories                                                                              8,646       18,826
   Net assets of discontinued operations                                                       --        3,930
   Prepaid expenses and other                                                               2,176        2,743
   Deferred income taxes                                                                   10,978        8,298
                                                                                      -----------   ----------
      Total current assets                                                                120,947      122,332
Property and equipment--net                                                                25,702       27,666
Goodwill--net of accumulated amortization of $7,620 and $6,078                             38,694       21,274
Other assets--net                                                                           6,579        8,756
Net assets of discontinued operations                                                         645        3,675
                                                                                      -----------   ----------
Total assets                                                                          $   192,567   $  183,703
                                                                                      -----------   ----------
                                                                                      -----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Lines of credit                                                                    $       368   $   23,130
   Accounts payable                                                                        21,335       16,086
   Acquisition debt                                                                         3,000           --
   Current portion of long-term debt                                                        1,581        1,505
   Accrued compensation and benefits                                                       12,682       14,300
   Other accrued liabilities                                                               11,659       10,522
   Net liabilities of discontinued operations                                               5,872           --
                                                                                      -----------   ----------
      Total current liabilities                                                            56,497       65,543
                                                                                      -----------   ----------
Line of credit                                                                             39,632           --
                                                                                      -----------   ----------
Long-term debt                                                                             30,659       37,565
                                                                                      -----------   ----------
Other non-current liabilities                                                              15,068       12,148
                                                                                      -----------   ----------

Commitments and contingencies

Series B cumulative convertible redeemable preferred stock, $3,000 liquidation preference, 6% cumulative annual dividend, -0- and 500,000 shares issued and
   outstanding                                                                                 --        3,000
                                                                                      -----------   ----------
Stockholders' Equity:
   Preferred stock: $1 par value, authorized 2,500,000 shares:
      Cumulative convertible, $13,897 liquidation preference:
        694,872 shares issued and outstanding                                                 695          695
      Series A junior participating, authorized 250,000 shares:
        None issued                                                                            --           --
   Common stock: $.01 par value, authorized 100,000,000 shares, issued and
      outstanding: 36,650,460 and 34,776,764 shares                                           367          348
Capital in excess of par value                                                             75,157       69,332
Retained earnings (deficit)                                                               (22,929)      (2,337)
Treasury stock (962,530 and 971,894 shares), at cost                                       (2,579)      (2,591)
                                                                                      -----------   ----------
      Total stockholders' equity                                                           50,711       65,447
                                                                                      -----------   ----------
Total liabilities and stockholders' equity                                            $   192,567   $  183,703
                                                                                      -----------   ----------
                                                                                      -----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                               THE TITAN CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS OF DOLLARS)


                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                   1998           1997           1996
                                                                               ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                                       $   7,213      $  (1,382)     $   5,342
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations:
      Depreciation and amortization                                                7,126          9,213          8,044
      Deferred income taxes and other                                               (498)         1,926         (1,655)
      Write-off of assets, investments and environmental accrual                      --          9,846             --
      Poolings of interests                                                         (109)           695             --
      Change in operating assets and liabilities, net of effects from businesses sold and acquired:
            Accounts receivable                                                  (12,427)        (4,102)         7,989
            Inventories                                                           (2,290)        (1,047)        (6,069)
            Prepaid expenses and other assets                                      1,081           (879)           594
            Accounts payable                                                       3,705            874         (3,467)
            Income taxes payable                                                      --             --           (653)
            Accrued compensation and benefits                                     (2,298)         1,531         (1,587)
            Restructuring activities                                                  --           (815)        (4,099)
            Other liabilities                                                     (1,635)        (6,165)          (684)
                                                                               ---------      ---------      ---------
Net cash provided by (used for) continuing operations                               (132)         9,695          3,755
                                                                               ---------      ---------      ---------
Loss from discontinued operations                                                 (7,444)       (17,930)        (6,326)
Changes in net assets and liabilities of discontinued operations                   5,630          7,426         (2,639)
                                                                               ---------      ---------      ---------
Net cash used for discontinued operations                                         (1,814)       (10,504)        (8,965)
                                                                               ---------      ---------      ---------
Net cash used for operating activities                                            (1,946)          (809)        (5,210)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (4,038)        (6,647)        (6,638)
Proceeds, net of transaction costs, from sale of businesses                           --            200          2,492
Payment for purchase of businesses, net of cash acquired                         (11,679)            --         (2,679)
Proceeds from sale of investments                                                  4,499         19,199          5,000
Purchase of investments                                                               --        (15,410)        (9,888)
Other                                                                                146            235           (283)
                                                                               ---------      ---------      ---------
Net cash used for investing activities                                           (11,072)        (2,423)       (11,996)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt                                                                 16,870         12,671         37,762
Retirements of debt                                                               (1,447)        (3,137)       (21,909)
Redemption of Series B Preferred Stock                                            (3,000)            --             --
Deferred debt issuance costs                                                          --             --         (2,035)
Proceeds from stock issuances                                                      1,214            708            433
Purchase of stock from benefit plan                                                   --           (471)            --
Dividends paid                                                                      (778)          (875)          (803)
Other                                                                               (145)            --             --
                                                                               ---------      ---------      ---------
Net cash provided by financing activities                                         12,714          8,896         13,448
                                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                                (304)         5,664         (3,758)
Cash and cash equivalents at beginning of year                                    11,383          5,719          9,477
                                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year                                       $  11,079      $  11,383      $   5,719
                                                                               ---------      ---------      ---------
                                                                               ---------      ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                                            THE TITAN CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              CUMULATIVE                 CAPITAL
                                             CONVERTIBLE                IN EXCESS    RETAINED
                                              PREFERRED                   OF PAR     EARNINGS/      TREASURY
                                                STOCK      COMMON STOCK   VALUE      (DEFICIT)       STOCK        TOTAL
                                             -----------   ------------ ---------   ----------     ---------    ---------
Balances at December 31, 1995                $    695      $    317     $ 54,933    $  19,270      $ (3,524)   $  71,691

   Stock issued for acquisition                    --            18        10,659           --            --       10,677
   Other stock issued                              --             1           161           --            --          162
   Exercise of stock options and other             --             3           349          (16)          (62)         274
   Shares contributed to employee benefit
      plans                                        --            --           827         (261)          626        1,192
   Income tax benefit from employee stock
      transactions                                 --            --            70           --            --           70
   Dividends on preferred stock--
      Cumulative Convertible, $1.00 per
         share                                     --            --            --         (695)           --         (695)
      Series B, 6% annual                          --            --            --         (108)           --         (108)
   Net loss                                        --            --            --         (984)           --         (984)
                                             -----------   ------------ ---------   ----------     ---------    ---------
Balances at December 31, 1996                     695           339        66,999       17,206        (2,960)      82,279
   Conversion of subordinated debt                 --             5         1,597           --            --        1,602
   Exercise of stock options and other             --             2           726          (51)           37          714
   Stock issued for acquisition                    --             2           503           --            --          505
   Shares contributed to employee benefit
      plans                                        --            --            12           --           332          344
   Shares purchased from benefit plan              --            --          (545)          --            --         (545)
   Income tax benefit from employee stock
      transactions                                 --            --            40           --            --           40
   Pooling of interests                            --            --            --          695            --          695
   Dividends on preferred stock--
      Cumulative Convertible, $1.00 per
         share                                     --            --            --         (695)           --         (695)
      Series B, 6% annual                          --            --            --         (180)           --         (180)
   Net loss                                        --            --            --      (19,312)           --      (19,312)
                                             -----------   ------------ ---------   ----------     ---------    ---------
Balances at December 31, 1997                     695           348        69,332       (2,337)       (2,591)      65,447
   Conversion of subordinated debt                 --            15         5,368           --            --        5,383
   Stock repurchase                                --            (1)         (752)          --            --         (753)
   Exercise of stock options and other             --             4           848           --            12          864
   Conversion of warrants                          --             1           349           --            --          350
   Poolings of interests                           --            --            --         (109)           --         (109)
   Shares contributed to employee benefit
      plans                                        --            --          (100)          --            --         (100)
   Income tax benefit from employee stock
      transactions                                 --            --           112           --            --          112
   Dividends on preferred stock--
      Cumulative Convertible, $1.00 per
         share                                     --            --            --         (695)           --         (695)
      Series B, 6% annual                          --            --            --          (83)           --          (83)
   Net loss                                        --            --            --      (19,705)           --      (19,705)
                                             -----------   ------------ ---------   ----------     ---------    ---------
Balances at December 31, 1998                $     695     $    367     $  75,157   $  (22,929)    $  (2,579)   $  50,711
                                             -----------   ------------ ---------   ----------     ---------    ---------
                                             -----------   ------------ ---------   ----------     ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

                              THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS. The Titan Corporation (the "Company" or "Titan") provides information technology and electronic systems and services to government and commercial customers. The Company groups its businesses into four core business segments -- Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization, and Communications Systems -- and a fifth business segment, Emerging Technologies and Businesses. The Company provides engineering, technical, management and consulting services in the areas of national security, software systems, communication systems, information systems, threat simulation/training systems, electronic control systems, advanced research and development, and medical products sterilization and food pasteurization. The Company also develops, designs, manufactures and markets satellite communications subsystems, digital imaging products, electro-optical systems, and pulsed power products including linear accelerators.

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

                      [THIS SPACE LEFT INTENTIONALLY BLANK]

     PER SHARE INFORMATION. The Company computes earnings per share based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

     The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:


                                                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                               -------------------------------------------
                                                                                  INCOME          SHARES         PER-SHARE
                                                                               (NUMERATOR)     (DENOMINATOR)      AMOUNTS
                                                                               ------------    -------------    ----------
Income from continuing operations                                                $  7,213
Less preferred stock dividends                                                       (778)
                                                                               ------------
Basic EPS:
   Income from continuing operations available to common stockholders               6,435        34,895          $     .18

Effect of dilutive securities: Stock options                                           --         1,282               (.00)
                                                                               ------------    -------------    ----------
Diluted EPS:
   Income from continuing operations available to common stockholders
      plus assumed conversions                                                   $  6,435        36,177          $     .18
                                                                               ------------    -------------    ----------
                                                                               ------------    -------------    ----------

                                                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                               -------------------------------------------
                                                                                  INCOME          SHARES         PER-SHARE
                                                                               (NUMERATOR)     (DENOMINATOR)      AMOUNTS
                                                                               ------------    -------------    ----------
Loss from continuing operations                                                  $ (1,382)
Less preferred stock dividends                                                       (875)
                                                                               ------------
Basic EPS:
   Loss from continuing operations available to common stockholders              $ (2,257)       33,094          $    (.07)
                                                                               ------------    -------------    ----------
                                                                               ------------    -------------    ----------
Diluted EPS:                                                                                   Same as basic


                                                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                               -------------------------------------------
                                                                                  INCOME          SHARES         PER-SHARE
                                                                               (NUMERATOR)     (DENOMINATOR)      AMOUNTS
                                                                               ------------    -------------    ----------
Income from continuing operations                                                $  5,342
Less preferred stock dividends                                                       (803)
                                                                               ------------
Basic EPS:
   Income from continuing operations available to common stockholders               4,539        32,068          $     .14

Effect of dilutive securities: Stock options                                          --            377               (.00)
                                                                               ------------    -------------    ----------
Diluted EPS:
   Income from continuing operations available to common stockholders plus
      assumed conversions                                                         $4,539         32,445          $     .14
                                                                               ------------    -------------    ----------
                                                                               ------------    -------------    ----------

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

     BUSINESS SEGMENTS. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting and disclosure of operating segments on a basis consistent with that of the management structure. As a result of adopting SFAS 131, in 1997, the Company restated its segments for all periods presented. On March 31, 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Communications Systems segment, and all defense information technologies and services operating results are reported in its Information Technologies segment. This realignment also conforms to the provisions of SFAS 131. All current and prior year segment data presented in these financial statements have been restated to conform to the 1999 realignement.

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


                                                  FISCAL YEAR 1997 QUARTERLY PERIODS
                                     --------------------------------------------------------------
                                         Q1 97          Q2 97           Q3 97           Q4 97
                                     --------------------------------------------------------------
                  Titan              March 97       June 97         Sept. 97        Dec. 97
                  Delfin             Dec. 96        March 97        June 97         Sept. 97
                  VisiCom            June 97        Sept. 97        Dec. 97         March 98
                  Horizons           April 97       July 97         Oct. 97         Jan. 98
                  DBA                March 97       June 97         Sept. 97        Dec. 97

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

     The separate and combined results of Titan, Delfin, VisiCom, Horizons and DBA in prior years are as follows:


                                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                                        ----------------------------------------
                                                                       INCOME
                                                                     (LOSS)FROM
                                                                      CONTINUING      NET INCOME
                                                         REVENUES     OPERATIONS        (LOSS)
                                                        ---------    -----------      ----------
                  Titan                                 $167,050     $   5,188        $   5,165
                  Delfin                                  26,534          (127)            (127)
                  VisiCom                                 31,360        (1,352)         (13,397)
                  Horizons                                26,281         1,640           (4,222)
                  DBA                                     24,698        (6,731)          (6,731)
                                                        ---------    -----------      ----------
                                                        $275,923     $  (1,382)       $ (19,312)
                                                        ---------    -----------      ----------
                                                        ---------    -----------      ----------


                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                                        ----------------------------------------
                                                                       INCOME
                                                                      LOSS FROM
                                                                      CONTINUING      NET INCOME
                                                        REVENUES      OPERATIONS         (LOSS)
                                                        ---------    -----------      ----------
                  Titan                                 $133,676     $     (50)       $  (3,378)
                  Delfin                                  29,629           (92)             (92)
                  VisiCom                                 32,650         1,389              381
                  Horizons                                29,551         2,934              944
                  DBA                                     20,470         1,161            1,161
                                                        ---------    -----------      ----------
                                                        $245,976     $   5,342        $    (984)
                                                        ---------    -----------      ----------
                                                        ---------    -----------      ----------

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

NOTE 4.  OTHER FINANCIAL DATA

     Following are details concerning certain balance sheet accounts:


                                                                          1998         1997
                                                                      -----------   ----------
Accounts Receivable:
   U.S. Government--billed                                             $   44,021    $ 33,031
   U.S. Government--unbilled                                               30,710      23,648
   Trade                                                                   13,586      16,692
   Less allowance for doubtful accounts                                      (249)       (718)
                                                                       ----------    --------
                                                                       $   88,068    $ 72,653
                                                                       ----------    --------
                                                                       ----------    --------
Inventories:
   Materials                                                           $    3,871    $  4,343
   Work-in-process                                                          1,788      12,421
   Finished goods                                                           2,987       2,062
                                                                       ----------    --------
                                                                       $    8,646    $ 18,826
                                                                       ----------    --------
                                                                       ----------    --------
Property and Equipment:
   Machinery and equipment                                             $   45,299    $ 51,238
   Furniture and fixtures                                                   8,320       6,726
   Land, buildings and leasehold improvements                              13,902      14,960
   Construction in progress                                                   358         406
                                                                       ----------    --------
                                                                           67,879      73,330
Less accumulated depreciation and amortization                            (42,177)    (45,664)
                                                                       ----------    --------
                                                                       $   25,702    $ 27,666
                                                                       ----------    --------
                                                                       ----------    --------

NOTE 5.  SEGMENT INFORMATION

     In the fourth quarter of 1997, the Company realigned certain operations within its existing segments and added a fifth segment as a result of adopting Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). On March 31, 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Communications Systems segment, and all defense information technologies and services operating results are reported in its Information Technologies segment. This realignment also conforms to the provisions of SFAS 131. All current and prior year segment data presented in these financial statements have been restated to conform to the 1999 realignment.

     The Information Technologies segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems and communications requirements, develops and produces advanced satellite communications products and manufactures digital imaging products, electro-optical systems and threat simulation/training systems primarily used by the defense and intelligence communities. This segment also supports high priority government programs by providing systems integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services provided include research and development under government funded contracts for the Department of Defense
(DoD) and other customers.

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

     The Communications Systems segment develops and produces advanced satellite communications products and systems for commercial customers.

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

     The following tables summarize industry segment data for 1998, 1997 and 1996.


                                                      1998        1997        1996
                                                    --------    --------    --------
Revenues:
   Information Technologies                         $259,442    $225,686    $211,124
   Software Systems                                   21,470      17,374      18,505
   Medical Sterilization and Food Pasteurization      11,184       8,254       7,930
   Communications Systems                              6,717      18,405       3,430
   Emerging Technologies and Businesses                4,615       6,204       4,987
                                                    --------    --------    --------
                                                    $303,428    $275,923    $245,976
                                                    --------    --------    --------
                                                    --------    --------    --------

     Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $242,560 in 1998, $225,016 in 1997, and $199,901 in
1996. Inter-segment sales were not significant in any year.


                                                       1998        1997        1996
                                                    ---------   ---------   ---------
Operating Profit (Loss):
   Information Technologies                         $  25,270   $   8,361   $ 18,770
   Software Systems                                     5,137       4,580       (137)
   Medical Sterilization and Food Pasteurization        1,121        (204)      (390)
   Communications Systems                              (6,732)     (1,074)    (5,421)
   Emerging Technologies and Businesses                    34        (286)      (209)
   Corporate                                           (6,477)     (2,804)      (543)
                                                    ---------   ---------   ---------
                                                    $  18,353   $   8,573   $ 12,070
                                                    ---------   ---------   ---------
                                                    ---------   ---------   ---------

     Corporate includes corporate general and administrative expenses, certain corporate restructuring charges, and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.


                                                      1998        1997        1996
                                                   ---------   ---------   ---------
Identifiable Assets:
   Information Technologies                        $ 131,371   $ 109,383   $ 123,875
   Software Systems                                   14,959       8,114       6,139
   Medical Sterilization and Food Pasteurization      14,518      15,466      14,851
   Communications Systems                              5,085      10,655       3,525
   Emerging Technologies and Businesses                   67       6,391       1,759
   Discontinued Operations, net                          645       7,605      15,031
   General corporate assets                           25,922      26,089      28,108
                                                   ---------   ---------   ---------
                                                   $ 192,567   $ 183,703   $ 193,288
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------

     General corporate assets are principally cash, prepaid expenses, property and equipment, deferred income taxes and other assets.


                                                      1998        1997        1996
                                                    --------    --------   ---------

Depreciation and Amortization of Property and
   Equipment, Goodwill, and Other Assets:
     Information Technologies                       $  4,769    $  6,395   $   5,494
     Software Systems                                    475         617       1,152
     Medical Sterilization and Food Pasteurization       876         681         781
     Communications Systems                              381         453         139
     Emerging Technologies and Businesss                  25          85          65
     Corporate                                           600         982         413
                                                    --------    --------   ---------
                                                    $  7,126    $  9,213   $   8,044
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------
Capital Expenditures:
   Information Technologies                         $  2,651    $  4,988   $   3,995
   Software Systems                                      325         453         261
   Medical Sterilization and Food Pasteurization         211         643       1,378
   Communications Systems                                463         358         694
   Emerging Technologies and Businesses                   30          86          83
   Corporate                                             358         119         227
                                                   ---------   ---------   ---------
                                                    $  4,038    $  6,647    $  6,638
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------

NOTE 6.  INCOME TAXES

     The components of the income tax provision from continuing operations are as follows:


                                                      1998        1997        1996
                                                   ---------   ---------   ---------
Current:
   Federal                                          $    782    $  2,046   $   2,131
   State                                                 278         374         377
                                                   ---------   ---------   ---------
                                                       1,060       2,420       2,508
Deferred                                               3,095       1,764          95
                                                   ---------   ---------   ---------



                                                    $  4,155    $  4,184    $  2,603
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------

     Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:



                                                      1998        1997        1996
                                                   ---------   ---------   ---------
Expected Federal tax provision on continuing        $  3,865    $    953   $   2,701
   operations
State income taxes, net of Federal income tax            341          92         (18)
    benefit
Research credit                                           --        (324)         --
Goodwill amortization                                    218         351          88
Keyman life insurance                                     24          24          36
Acquisition special charges and other                   (293)      3,088        (204)
                                                   ---------   ---------   ---------
Actual tax provision on continuing operations       $  4,155    $  4,184    $  2,603
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------

     The deferred tax asset as of December 31, 1998 and 1997, results from the following temporary differences:


                                                                  1998        1997
                                                               ---------   ---------
Loss carryforward                                              $   7,746   $   7,798
Employee benefits                                                  4,275       4,923
Loss from discontinued operations                                     --      (3,338)
Tax credit carryforwards                                           2,096       2,546
Inventory and contract loss reserves                              10,199       8,919
Depreciation                                                      (1,378)     (1,400)
Deferred tax on foreign profit                                        --       1,123
Other                                                               (306)       (759)
                                                               ---------   ---------
                                                                  22,632      19,812
Valuation allowance                                              (11,200)    (11,200)
                                                               ---------   ---------
Net deferred tax asset                                         $  11,432   $   8,612
                                                               ---------   ---------
                                                               ---------   ---------

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

     Future minimum lease payments under noncancelable operating leases at December 31, 1998, are as follows:

            1999                                            $ 8,311
            2000                                              6,649
            2001                                              5,310
            2002                                              4,567
            2003                                              3,613
            Thereafter                                        9,343
                                                            -------
                 Total minimum lease payments               $37,793
                                                            -------
                                                            -------

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


                                                              1998             1997           1996
                                                        --------------     -----------     -----------
        Net loss                         As reported    $     (19,705)     $  (19,312)     $     (984)
                                         Pro forma            (20,827)        (21,019)         (1,654)
        Net loss per share, basic        As reported             (.59)           (.61)           (.06)
                                         Pro forma               (.62)           (.66)           (.08)
        Net loss per share, diluted      As reported             (.57)           (.61)           (.06)
                                         Pro forma               (.60)           (.66)           (.08)

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

     A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                                   1998                      1997                      1996
                                          -----------------------   ----------------------    -----------------------
                                                        Weighted                  Weighted                   Weighted
                                                        Average                   Average                     Average
                                            Shares      Exercise      Shares      Exercise     Shares        Exercise
                                            (000)         Price       (000)        Price        (000)          Price
                                          ---------    ----------   ---------     ---------    ---------     ---------
Outstanding at beginning of year            3,697      $   3.66        3,155      $   3.37        3,148      $  3.22
Granted                                       808          4.30        1,175          3.77        1,202         3.45
Exercised                                    (258)         2.70         (207)         2.75         (241)        2.13
Cancelled                                    (589)         4.31         (426)         3.10         (954)        2.71
                                          -------                    --------                  --------
Outstanding at end of year                  3,658          3.77        3,697          3.66        3,155         3.37
                                          -------                   --------                   --------
                                          -------                   --------                   --------
Options exercisable at year-end             1,898                      1,994                      1,814
Weighted-average fair value of
options granted during the year           $  5.46                   $   3.42                   $   2.47


     The following table summarizes information about fixed stock options outstanding at December 31, 1998:


           Options Outstanding                                    Options Exercisable
--------------------------------------------       ------------------------------------------------
     Range of         Number       Weighted          Weighted         Number          Weighted-
     Exercise      Outstanding     Average           Average      Exercisable at      Average
      Prices       at 12/31/98    Remaining       Exercise Price     12/31/98      Exercise Price
----------------   -----------    ----------      --------------  --------------   ----------------
   $0.05 - 3.94     1,852,964     6.06 years             $2.19         1,283,420          $2.25
    4.00 - 5.88     1,418,805     8.39 years              4.79           445,636           4.60
    6.06 - 9.50       386,232     7.81 years              7.57           168,732           8.34
                    ---------                                          ---------
                    3,658,001     7.15 years                           1,897,788
                    ---------                                          ---------
                    ---------                                          ---------

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

               [THIS SPACE LEFT INTENTIONALLY BLANK]

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           FIRST      SECOND        THIRD      FOURTH       TOTAL
1998                                      QUARTER     QUARTER      QUARTER     QUARTER      YEAR
----                                      -------     --------     -------    --------    --------

Revenues                                  $64,630     $75,413      $78,635     $84,750    $303,428
Gross profit                               15,163      17,071       17,628      21,525      71,387
Income from continuing operations
   before cumulative effect of change
   in accounting principle                    954       2,973        1,948       1,338       7,213
Net income (loss)                         (18,349)      3,184       (4,051)       (489)    (19,705)
Basic earnings per share:
   Income from continuing operations          .02         .08          .05         .03         .18
   Net income (loss)                         (.55)        .09         (.11)       (.02)       (.59)
Diluted earnings per share:
   Income from continuing operations          .02         .07          .05         .03         .18
   Net income (loss)                         (.53)        .08         (.09)       (.02)       (.57)



                                           FIRST      SECOND        THIRD      FOURTH       TOTAL
1997                                      QUARTER     QUARTER      QUARTER     QUARTER      YEAR
----                                      -------     --------     -------    --------    --------

Revenues                                  $67,827     $70,255      $66,931    $ 70,910    $275,923
Gross profit                               14,808      17,102       14,776      12,684      59,370
Income (loss) from continuing
   operations                               2,253       2,301       (4,366)     (1,570)     (1,382)
Net income (loss)                           1,172       1,619      (15,765)     (6,338)    (19,312)
Basic earnings (loss) per share:
   Income (loss) from continuing
      operations                              .06         .06         (.14)       (.05)       (.07)
   Net income (loss)                          .03         .04         (.48)       (.20)       (.61)
Diluted earnings (loss) per share:
   Income (loss) from continuing
      operations                              .06         .06         (.14)       (.05)       (.07)
   Net income (loss)                          .03         .04         (.48)       (.20)       (.61)

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

                                    PART IV

ITEM 14.  EXHIBITS
            23.1      Consent of Arthur Andersen LLP, Independent Public
                      Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE TITAN CORPORATION

                                    By: /s/ Gene W. Ray
                                    ---------------------------------------
                                    Gene W. Ray, President, Chief Executive
                                    Officer and Chairman of the Board



January 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                    Title                                   Date
               ---------                                    -----                                   ----
            /s/ Gene W. Ray                 President, Chief Executive Officer and            January 21, 2000
---------------------------------------            Chairman of the Board
              Gene W. Ray

          /s/ Eric M. DeMarco                 Executive Vice President and Chief              January 21, 2000
----------------------------------------            Financial Officer
            Eric M. DeMarco                    (Principal Financial Officer)

        /s/ Deanna Hom Petersen              Vice President, Corporate Controller             January 21, 2000
----------------------------------------        (Principal Accounting Officer)
          Deanna Hom Petersen

        /s/ Charles R. Allen
----------------------------------------                    Director                          January 22, 2000
           Charles R. Allen

        /s/ Joseph F. Caligiuri
----------------------------------------                    Director                          January 22, 2000
          Joseph F. Caligiuri

          /s/ Daniel J. Fink
----------------------------------------                    Director                          January 22, 2000
            Daniel J. Fink

----------------------------------------                    Director                          January ___, 2000
           Robert M. Hanisee

        /s/ Robert E. La Blanc
----------------------------------------                    Director                          January 22, 2000
          Robert E. La Blanc

----------------------------------------                    Director                          January ___, 2000
           Thomas G. Pownall

             /s/ James Roth
----------------------------------------                    Director                          January 22, 2000
              James Roth

                                                   EXHIBIT INDEX


      Exhibit
      Number       Description of Document
      -------      -----------------------
       23.1        Consent of Arthur Andersen LLP, Independent Public
                   Accountants
