Form 10-K405
period 1999-12-31
TITAN CORP
filed 2000-03-30
CIK 32258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      -OR-

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6035
                            ------------------------

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

       Registrant's telephone number, including area code: (858) 552-9500

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
                    -------------------                       ------------------------------------
$1.00 Cumulative Convertible Preferred Stock, $1.00 par           New York Stock Exchange
value
Common Stock, $.01 par value
Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000: $2,162,691,969.

    Number of shares of Common Stock outstanding as of March 20, 2000 was:
50,618,107.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement for the 2000 Annual Meeting of Stockholders on May 30, 2000. (The Company has filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2000 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Parts II and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                        --------
                                     PART I

ITEM 1    Business....................................................      3

ITEM 2    Properties..................................................     36

ITEM 3    Legal Proceedings...........................................     37

ITEM 4    Submission Of Matters To a Vote of Security Holders.........     37

                                    PART II

ITEM 5    Market for the Company's Common Equity And Related
            Stockholder Matters.......................................     38

ITEM 6    Selected Financial Data.....................................     39

ITEM 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     39

ITEM 7A   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     54

ITEM 8    Financial Statements and Supplementary Data.................     56

                                    PART III

ITEM 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     88

ITEM 10   Directors and Executive Officers of the Company.............     88

ITEM 11   Executive Compensation......................................     88

ITEM 12   Security Ownership of Certain Beneficial Owners and
            Management................................................     88

ITEM 13   Certain Relationships and Related Transactions..............     88

                                    PART IV

ITEM 14   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     89

          Signatures..................................................     93

                                     PART I

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

ITEM 1. BUSINESS

    Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, statements about the Company's plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on the Company's current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although the Company believes that its beliefs, expectations and assumptions reflected in these statements are reasonable, the Company's actual results and financial performance may prove to be very different from what the Company might have predicated on the date of this Annual Report on Form 10-K. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed under the headings "Business -- Government Contracts," "Business -- Backlog," and "Business -- Risk Factors."

OVERVIEW

    The future we believe that we are creating within The Titan Corporation today is one of entrepreneurship. Titan's most valuable assets are its employees, who are the source and basis of our technical expertise and entrepreneurial spirit. We believe that Titan is truly a technology and business incubator where the significant resources that Titan has to offer can be applied to the leading-edge technology developed by our employees to create, build and launch technology-based businesses that address global markets. The key to Titan's success is through our people, and we endeavor to provide a work environment where their ideas can come to fruition while generating significant value for shareholders.

    We are a leading diversified technology company that is dedicated to creating, building and launching technology-based businesses. We believe that we can quickly focus the necessary resources -- financial, management, marketing, support infrastructure, capital, etc. -- in response to opportunities, which enables us to successfully execute this strategy. Titan's formula for executing our strategy of creating, building and launching technology-based businesses is as follows:

    - Within our Emerging Technologies segment, identify a Titan technology that is proprietary or leading-edge, which addresses a large, potentially global market.

    - Establish a management team with significant experience and expertise in the target market industry.

    - Set up our newly created business as a wholly-owned subsidiary of The Titan Corporation with its own employee stock option plan.

    - Focus Titan corporate resources on the new business -- financing, infrastructure, investment banking, etc. -- to accelerate time to market of the new business.

    - At the appropriate time, execute for the new business a spin out (IPO), spin-off, or sale.

    We provide information technology, communications and electron beam food pasteurization and medical product sterilization systems and services. Through extensive government-funded research and development activities since 1981 under contracts totaling in excess of $2 billion, and through a company funded research and development program, we have accumulated a broad portfolio of technologies, intellectual property and expertise from which we have developed new businesses. The core technologies supporting our Titan Scan and Titan Wireless segments were derived from technologies originally developed for government applications. We believe that our government contracts business enhances our technical expertise with sophisticated technologies and facilitates our ability to develop commercial applications. We fund the development of commercial technologies from our technology base both internally as well as in conjunction with partners. In 1996, for example, we contributed the core technology to form Servnow! NetTechnologies, Inc., which was subsequently named IPivot. IPivot develops software products that improve the performance of server farms, web sites and software applications. We raised the capital required to fund IPivot from venture capital sources. In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest when IPivot was acquired by Intel Corporation. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments. We plan to continue building our technology portfolio, identifying commercial applications and entering into strategic relationships to further our growth. We believe that each of our four core businesses -- Titan Systems, Cayenta, Titan Scan and Titan Wireless -- is well positioned in its respective market for sustained long-term growth, and our business strategy is to spin these businesses off to become independent stand-alone public companies.

    We have organized our business into five segments that reflect the specific markets and industries in which we operate:

SEGMENT                                      SEGMENT DESCRIPTION
-------                                      -------------------
Titan Systems...........  Information technology and communications solutions for defense, intelligence, and other U.S. and allied
                          government agencies

Cayenta.................  Total services provider of comprehensive information technology solutions for its customers' business
                          functions, including e-business, finance, accounting,
                          customer billing and collection, contract management,
                          supply-chain management and equipment monitoring and
                          maintenance

Titan Scan..............  Electron beam food pasteurization and medical product sterilization systems and services

Titan Wireless..........  Satellite communication systems and services which provide telephony and Internet access in developing countries

Emerging Technologies...  Development of commercial applications for technologies created by our other business segments through internal
                          and government-sponsored research and development programs

    Each of our segments has a management team with significant relevant experience in the segment's particular business and market area. Consistent with our strategy of aligning management motivation with stockholder interests, each of our segments (except Emerging Technologies which is not a separate subsidiary) has its own key employee stock option plan to foster an entrepreneurial environment.

    On February 25, 2000, we consummated a merger with Advanced Communication Systems, Inc. in a stock-for-stock, pooling of interests transaction. Advanced Communication Systems provides communications, information systems and aerospace services and solutions primarily to U.S. government agencies and will be integrated into the Titan Systems segment.

    We believe that the markets in which we operate are large and growing:

SEGMENT                                     TARGET MARKET PROFILE
-------                                     ---------------------
Titan Systems...........  The U.S. government is among the largest buyers of information technology systems and services in the world.
                          According to the Government Electronic Industries
                          Alliance, the U.S. government's information technology
                          budget for its fiscal year 2000 is expected to be
                          approximately $34 billion. In a statement to the House
                          Committee on National Security, Secretary of Defense
                          William S. Cohen stated that the defense budget will
                          emphasize advanced information technologies related to
                          Command, Control, Communications, Computers, Intelligence,
                          Surveillance and Reconnaissance, or C4ISR.

Cayenta.................  Forrester Research projects that the market for business to business e-business will grow from $43 billion in 1998
                          to $1.3 trillion in 2003. In addition, International Data
                          Corporation estimates that the worldwide market for
                          consulting, design, systems integration, support,
                          management and outsourcing services associated with the
                          development, deployment and management of Internet sites
                          will grow at a five year compounded annual growth rate of
                          59% from $7.8 billion in 1998 to $78.5 billion in 2003.

Titan Scan..............  With 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999, Titan Scan estimates that the market for food pasteurization systems
                          and services could develop to be in excess of $3.0 billion annually if irradiated foods gain consumer acceptance. If
                          such consumer acceptance occurs, Titan Scan believes that
                          meat producers will initially elect to pasteurize a
                          portion of their ground beef and poultry production. Also, according to a market research report, the global market
                          for sterilization services for medical products was
                          approximately $368 million in 1999.

Titan Wireless..........  In our targeted markets, telephone availability is relatively low. In 1998, according to the International
                          Telecommunication Union, countries in our targeted
                          markets, which represent approximately one-third of the
                          world's population, had fewer than two subscriber lines
                          per 100 inhabitants compared to 66.13 in the United
                          States.

COMPETITIVE STRENGTHS

    We attribute our growth and performance to several factors within each of our business segments:

TITAN SYSTEMS

    LONG STANDING CUSTOMER RELATIONSHIPS. Founded in 1981, Titan Systems has an extensive history of providing information systems and communications solutions to defense, intelligence and other U.S. and allied government agencies. Collectively, Titan Systems' senior management has on average 20 years of industry experience and has developed long-standing, key customer relationships across all of the U.S.

military services and several NATO countries, which has contributed to Titan Systems' success in securing new contracts.

    BROAD SOLUTION CAPABILITIES. Titan Systems has extensive knowledge of the operations and information systems and communications requirements of the defense industry and provides a full range of systems engineering and technical support for the C4ISR initiatives of the Department of Defense, or DoD. Titan Systems designs, builds, tests, installs and maintains systems that collect, digitize, compress, transmit, receive, decompress, and display information and permit their users to analyze data in a secured environment. This ability to provide full-service solutions, coupled with our employee base of over 1,500 "Secret" and above-cleared personnel, enables us to bid on larger, more comprehensive C4ISR defense contracts. Advanced Communication Systems' employee base includes more than 1,300 "Secret" and above-cleared personnel.

    PROVEN ACQUISITION STRATEGY. In anticipation of changes in U.S. government procurement policies toward awarding more comprehensive contracts to meet its defense-related requirements, we initiated an acquisition strategy in 1997. Since January 1, 1998, we have acquired and integrated seven defense information technology companies into Titan Systems. Advanced Communication Systems will also be integrated into Titan Systems in 2000. We believe the enhanced technology and personnel resources provided by our acquisitions enable Titan Systems to serve its customers with comprehensive solutions for their information systems needs.

CAYENTA

    TOTAL SERVICES PROVIDER. As a total services provider, or TSP, Cayenta delivers comprehensive, tailored solutions to support the management and automation of its customers' business processes. Cayenta typically delivers solutions in phases. These solutions may include a thorough evaluation of a customers' information technology strategy and existing system architecture, followed by a redesign of components of the architecture. The next phase may include systems integration, including the delivery of solutions that integrate a customer's internal systems, such as billing and collections, with a customer's web site and e-business order processing systems. Cayenta uses its integration expertise to eliminate the need for manual re-entry of data into separate systems and to organize and combine data from disparate systems. As part of the TSP offering, Cayenta also deploys custom configured third party and proprietary software applications that support the automation and management of business functions such as managing supply chains and customer relationships. Cayenta will either license its proprietary software or rent access to the software as an application service provider. We believe that Cayenta's TSP offering provides customers with a number of benefits over typical internal systems that include proprietary applications and third party applications from different vendors that are not integrated. These advantages include lower and more predictable costs of capital and operating costs, systems that are more adaptable, scalable and reliable and more rapid deployment of new systems.

    COMPLETE E-BUSINESS SOLUTION. Cayenta integrates customers' web sites with business support systems and provides its customers with a single point of contact for managing and monitoring their e-business transactions. Cayenta integrates a customer's web site and other business support systems with its proprietary software applications for order processing, catalog management, customer service, inventory management, order fulfillment, billing, collections, and account settlement.

    REVENUE CYCLE SERVICES OFFERING. Cayenta offers solutions that enable its customers to address their complex pricing, billing, settlement and supply-chain requirements. Cayenta's software also provides audit and compliance functions that accommodate the complex contract terms prevalent in e-business and permit Cayenta's customers to more effectively monitor their receivables and manage the fulfillment process.

    INTEROPERABLE AND ADAPTABLE SOLUTIONS. Cayenta uses systems architecture for service operating systems and application software that permit its customers to integrate different information technology systems within their organizations and between their organizations and those of their trading partners. Cayenta's solutions also are adaptable, accommodating customer technology preferences for server operating systems, while facilitating accessibility of software applications over the Internet. Cayenta offers solutions that reduce its customers' manual and redundant business processes and permit them to add or change software applications as their businesses evolve.

    TAILORED SOLUTIONS FOR CUSTOMERS' BUSINESS PROCESSES. Cayenta has expertise in its target industries that helps it to define and deliver timely solutions tailored to its customers' industries and markets. All of Cayenta's solutions allow customers to supplement standard third party software applications with additional functions that are tailored to their business needs. Cayenta adds these functions by using separate software applications that extend the capabilities of standard software applications.

TITAN SCAN

    SUPERIOR ELECTRON BEAM PASTEURIZATION AND STERILIZATION TECHNOLOGY. Titan Scan provides patented and proprietary systems and services which pasteurize food and sterilize medical products in an efficient, safe and environmentally friendly manner. The market for pasteurization and sterilization systems has historically been served by two technologies -- Gamma and etholene oxide, or EtO. We believe Titan Scan's proprietary electron beam process, or SureBeam system, which uses commercial electricity as its source of power, is superior to Gamma and EtO technology because it:

    - requires significantly less processing time;

    - poses no known environmental risks;

    - may result in reduced product degradation; and

    - can be introduced directly into a food processor's or manufacturer's production line and is scalable to meet customer processing requirements.

    Gamma and EtO technologies require the handling and use of hazardous materials. Other costs associated with Gamma and EtO typically include the cost of transporting the product from the customer's production site to the Gamma or EtO facility, and the associated inventory carrying cost. We believe our SureBeam systems offer a reliable, efficient, more environmentally acceptable and generally superior alternative to Gamma and EtO.

    REGULATORY CLEARANCE FOR SUREBEAM TECHNOLOGY. In December 1997, the Food and Drug Administration, or FDA, approved irradiation of meat, finding that irradiation of meat, at its recommended doses, does not diminish the food's nutritional value in any detectable way. In December 1999, the U.S. Department of Agriculture, or USDA, issued regulations setting forth guidelines for the irradiation of meat.

    EXCLUSIVE CUSTOMER ARRANGEMENTS. Titan Scan has executed multiyear arrangements with many of the major poultry and meat providers and producers in the United States, including Cargill, IBP, Tyson Foods, Emmpak and Huisken Meats, among others. These companies produced approximately 75% of the 25.8 billion pounds of beef and approximately 43% of the 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999. Titan Scan believes that if irradiated foods gain market acceptance, these producers will initially elect to pasteurize a portion of their ground beef and poultry production. Titan Scan's multiyear arrangements with its customers generally provide that it will be the exclusive provider of electronic pasteurization services whenever any of these companies elect to use pasteurization technology. In addition, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, Titan Scan has built the first electron beam pasteurization facility in the United States, and also has arrangements with Zero Mountain Cold Storage, Mitsubishi and Hawaii Pride to build similar facilities.

TITAN WIRELESS

    SOLUTIONS ARE WELL-SUITED TO TARGET MARKETS. Telephone service for remote areas of many developing countries has not been practical for a number of economic and technical reasons. In our targeted markets, primarily rural and emerging areas around the globe, telephone availability is relatively low. In 1998, according to the International Telecommunication Union, countries in our targeted markets, which represent approximately one-third of the world's population, had fewer than two subscriber lines per 100 inhabitants compared to
66.13 in the United States. Titan Wireless has designed a network of fixed-site satellite terminals that provide cost-effective telephone, facsimile and data communications services to areas not previously served by developing countries' national public switched telephone networks, or PSTNs. These solutions are well-suited to conditions in developing countries, which are Titan Wireless' target markets, because they combine the following characteristics:

        LOW OPERATING COSTS. Titan Wireless' telephony products utilize its DAMALink network management software system, which allows for multiple simultaneous users to efficiently access the same satellite channel, resulting in "space segment" cost savings and improved operational flexibility.

        CONNECTS TO NATIONAL AND INTERNATIONAL TELEPHONE NETWORKS. Titan Wireless' telephony system is one of the first revenue generating systems to provide a direct connection to a country's PSTN. This system makes it possible for telephone calls to be placed from remote terminals to any phone within the country through a national PSTN and any phone in the world through an international PSTN.

        SCALABLE AND ADAPTABLE. Titan Wireless' telephony systems are scalable to provide the capacity required to meet a specific location's communications needs. In addition, the core technologies and designs of Titan Wireless' telephony terminals can be adapted for private commercial networks.

        ACCOMMODATES A VARIETY OF POWER SOURCES. Titan Wireless' ground terminals are capable of operating on a wide range of locally available power sources. For example, its Xpress Connection is capable of operating on solar power.

    STRONGLY POSITIONED THROUGH STRATEGIC ALLIANCES. Titan Wireless develops and markets its telephony products through strategic alliances in developing countries in Africa, Latin America, the Middle East and Asia. Through its Sakon joint venture, Titan Wireless is currently building out a ground infrastructure networked of hubs, gateways and VSATs (Very Small Aperture Terminals), all of which are interconnected through geosynchronous orbit satellites. We are also planning on providing voice over IP (Internet Protocol) and Internet services over the network. Through this network, Titan and Sakon are currently providing long distance telecommunications services in ten developing countries, and expects to provide long distance telecommunications in at least twenty to twenty-five additional locations.

EMERGING TECHNOLOGIES AND BUSINESSES

    PROVEN ABILITY TO TRANSITION OUR TECHNOLOGY TO COMMERCIAL BUSINESSES. Titan has over 130 patents worldwide. Emerging Technologies introduces new commercial applications from our rich technology portfolio, superior research and development capabilities and stream of government-funded projects. This is where we build technology-based businesses prior to establishing these businesses as stand-alone segments. The core technologies supporting Titan Scan and Titan Wireless were created from technologies originally developed for government use. In 1996, we contributed the core technology to form Servnow!
NetTechnologies, Inc., which is now known as IPivot. In November 1999, as a result of the acquisition by Intel Corporation of IPivot, we received approximately $42 million for our approximate 8% equity interest, for which the entire amount was recorded as a gain. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments.

BUSINESS STRATEGY

    We believe a key element of Titan's success is our innovative use of technology that provides comprehensive, efficient solutions to our government and commercial customers. We believe that our sophisticated technical abilities will allow us to expand our customer base, improve our operating results and continue to grow.

    Our objectives are:

    - to enhance our leading position in providing information technology and communications solutions to defense, intelligence and other U.S. and allied government agencies; and

    - to further our strong track record of commercializing proprietary technologies designed to serve global markets.

    To achieve these objectives, we intend to pursue the following strategies:

        MAINTAIN TECHNOLOGY LEADERSHIP. Since inception, we have received substantial government funding to conduct research and development and create advanced information technology solutions and communications systems for government uses. Based largely on activities that have been supported by government funding, we have created a diversified portfolio of technology and developed many of our commercial businesses, like Titan Scan and Titan Wireless. We will continue to bid for government-funded research and development work and government contracts that we believe will expose our technical personnel to sophisticated technologies, challenge their skills, and increase their abilities to transition systems and solutions developed for the government to commercial applications. We will also continue to actively seek acquisition candidates whose technology portfolio and personnel resources complement and supplement our own. We believe that these efforts, combined with our extensive expertise and capabilities, will allow us to further our government relationships and position us to win new government contracts, while also strengthening our ability to provide systems and solutions to commercial customers in a variety of markets. We will continue to invest the resources necessary to maintain our position as a leading-edge technology company.

        PURSUE STRATEGIC TRANSACTIONS. Our acquisition program is a key component to our overall business strategy. We believe the enhanced technology and personnel resources which our acquisitions have provided enable us to complete larger, more comprehensive government contracts and to market our services to new customers. To further our growth and enter new markets, we intend to pursue strategic acquisitions of complementary businesses, technologies and products. We plan to achieve operating efficiencies and cost savings following our acquisitions through centralization of strategic planning, corporate development, administrative, financial and other services. We also intend to pursue strategic alliances, primarily to access new customers and establish additional channels of distribution for our core businesses and technologies.

        GROW PROFITABLY. We are dedicated to growing our business and enhancing our profitability. We have instituted successful cost reduction programs for each of our acquired companies and continually seek opportunities to improve our operating margins. In early 1997, we implemented a streamlining process for our administrative functions. This process focused on eliminating redundancies and resulted in increased efficiencies and reduced infrastructures and costs. We plan to continue implementing similar initiatives and to improve cash flow through enhanced receivables management and overall operational efficiency.

        PURSUE INITIAL PUBLIC OFFERINGS FOR CORE SUBSIDIARIES. We intend to finance the growth of Cayenta, Titan Scan and Titan Wireless by obtaining public or private financing, including through initial public offerings of common stock of these segments. To the extent possible, we intend to structure these initial public offerings in order to preserve the ability to later distribute the stock we retain in these segments to our stockholders on a tax-free basis. Under existing law, we must own at least 80% of the total voting power and 80% of any class of nonvoting capital stock of a subsidiary to be able to effect a tax-free distribution of a subsidiary's stock. In addition, both Titan and the subsidiary must meet numerous other requirements under the Internal Revenue Code, including requirements relating to the subsidiary's operating history and the subsidiary must have a business purpose for the spin-off distribution. To date, our subsidiary Cayenta has filed a registration statement for an initial public offering of its stock. If the offering is completed, we have no present intention of distributing our Cayenta shares to the Titan stockholders. With the exception of Cayenta, our new credit facility currently does not permit us to distribute the stock of our subsidiaries to Titan stockholders without consent of the lenders. Our new credit facility also requires that if we complete an offering of securities of a subsidiary, with the exception of Cayenta, we must pay down the credit facility by the amount of the net proceeds of the offering unless otherwise required. We believe that we should be able to obtain the lenders' consent, or otherwise arrange to distribute the stock of our subsidiaries as necessary. As a result of the foregoing factors and other factors, we may not be able to distribute interests in these segments to our stockholders.

OPERATING SEGMENTS

TITAN SYSTEMS

    OVERVIEW. Titan Systems provides comprehensive information systems solutions to defense, intelligence, and other U.S. and allied government agencies with sophisticated data management, information processing, information fusion, knowledge-based systems and communications requirements. Titan Systems also develops and manufactures digital imaging products, electro-optical systems, threat simulation/ training systems and intelligence electronic hardware primarily used in defense and intelligence applications. Titan Systems also installs, tests and maintains all of these specialized products. In addition, Titan Systems develops and delivers defense communications products to the U.S. military and allied governments.

    INDUSTRY OVERVIEW. The U.S. government is among the largest buyers of information technology systems and services in the world. According to the Government Electronic Industries Alliance, the U.S. government's information technology budget for its fiscal year 2000 is expected to be approximately $34 billion. In a statement to the House Committee on National Security, Secretary of Defense William S. Cohen stated that the defense budget will emphasize advanced information technologies related to Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR. The U.S. government's focus on information technology reflects the critical role that this capability plays both in national security and in improving government efficiency. The U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as "force multipliers." To further this strategy, military agencies are relying on communications products and systems that provide secure, reliable and efficient transmission of voice and data in demanding environments. Additionally, the government is increasingly using open systems that incorporate commercial off-the-shelf products, which are generally less expensive and more available than products specifically designed for military purposes, to minimize the impact of the shrinking defense budget.

    STRATEGY. Titan Systems' objective is to be the premier provider of information technology and communications solutions to defense, intelligence and other U.S. and allied government agencies. To achieve this objective, Titan Systems intends to pursue the following strategies:

        FURTHER TECHNOLOGY ADVANTAGE. Titan Systems has received in excess of $2 billion in government funds, the majority of which have been directed towards the research and development of advanced information technology and communications systems and solutions. Titan Systems' successful track record with research and development projects has helped us create a diversified portfolio of technology and obtain additional research and development funding. We believe that, because of Titan Systems' expertise and capabilities with a wide range of technologies, it is well positioned to provide information technology and communications systems and services to its customers. Titan Systems will seek to maintain this advantage by keeping pace with new developments in technology, by continuing to compete for contracts that require high-quality, sophisticated technical solutions, and by continuing to make strategic acquisitions that bring it additional technology and enhance its overall solutions capabilities.

        BUILD UPON OUR COMPETITIVE STRENGTHS IN THE DEFENSE MARKET. Founded in 1981, Titan Systems has an extensive history of providing information systems and communications solutions to defense and intelligence-related government agencies. Through this experience, we have established a broad base of customer relationships, comprehensive information systems and communications solutions, extensive intellectual property and more than 1,500 "Secret" and above cleared personnel. Advanced Communication Systems' employee base includes more than 1,300 "Secret" and above-cleared personnel. We intend to build upon these competitive strengths to further existing customer relationships and to secure new opportunities.

        PURSUE STRATEGIC ACQUISITIONS. Strategic acquisitions are a key component to Titan Systems' overall business strategy. We believe that the enhanced technical and personnel resources resulting from our recent and pending acquisitions will enable Titan Systems to provide more comprehensive information technology solutions to serve its customers' needs. We intend to continue to pursue strategic acquisitions of complementary businesses, technologies and products that will enable Titan Systems to expand further its existing businesses and to gain access to new markets, technologies, and products.

SERVICES AND PRODUCTS

    INFORMATION SYSTEMS SOLUTIONS. Titan Systems' information technology solutions and services include systems analysis and design, object-oriented software development services and systems integration. Titan Systems' initial work in this area generally involves a joint analysis of the customer's enterprise structure and processes and information system needs. Once this analysis is completed, Titan Systems provides process re-engineering and designs the technology solution to meet the customer's needs. This process typically involves software development by Titan Systems, coupled with integration of commercial off-the-shelf software and hardware as available. Titan Systems also provides a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided drafting and manufacturing services, technical documentation and prototyping. As a result of the complex nature of Titan Systems' customer solutions, its engagements often are long-term and involve follow-on contracts. Titan Systems markets its information systems solution services to military and intelligence agencies of the U.S. government, countries within NATO and other U.S. defense partners worldwide.

    Examples of Titan Systems' information systems solution services and products include the following:

    - NATO INFORMATION SYSTEMS. Titan Systems' initial contract with NATO provided for the design and delivery of an integrated secure communications and information system for automated support of data transfer between intelligence sites throughout Europe. Titan Systems has since won NATO's three follow-on command and control system contracts and, to date, has been NATO's primary contractor for its command and control systems.

    - JOINT INTEROPERABILITY TEST COMMAND C4I SUPPORT. Titan Systems supports a wide range of the Joint Interoperability Test Command's Command, Control, Communications, Computers and Intelligence, or C4I, information systems initiatives under a $141 million five-year contract. Its activities in support of these initiatives include planning, conducting, evaluating and reporting all C4I testing, as well as designing, developing, engineering and acquiring selected items of equipment, instrumentation and systems used in the testing process.

    - SUPPORT OF JOINT STARS AIRCRAFT AND GROUND SYSTEMS. Titan Systems supports a variety of research and development and test and evaluation efforts on the Joint Surveillance Target Attack Radar System, or STARS, aircraft and related ground systems. This contract is the latest in a series of sole source and competitive awards under which Titan Systems has provided engineering services to the Joint STARS Joint Task Force since its inception. Titan Systems was awarded this $49 million "indefinite delivery, indefinite quantity" labor hour contract in April 1997. Under this contract, Titan Systems provides the following: flight test engineering and test mission planning, test engineering, operations and ground/flight execution support, test management, computer operations, configuration management, human factors engineering, administrative support, logistics support, computer analysis and modeling, resource management, and prototyping in support of test and contingency operations.

    - FAA SYSTEM ENGINEERING. Titan Systems has been instrumental in providing high quality technical support and services and related infrastructure to the FAA's National Airspace System, or NAS, modernization program. Under this five-year contract awarded in 1999, Titan Systems provides engineers, mathematicians, computer scientists and other technical personnel to support high fidelity simulations and to perform technical studies and evaluations for the NAS's system engineering and laboratory development operations.

    COMMUNICATIONS PRODUCTS. Titan Systems designs and develops its communications products using an approach that is similar to the approach it uses to design, develop and implement its information technology solutions and services. Titan Systems offers a range of turnkey, fully functional line of defense communications products. Examples of Titan Systems' communications products include the following:

    - DAMA PRODUCTS. Titan Systems' Demand Assigned Multiple Access, or DAMA, products combine low cost, low power, reduced weight and size, and reduced component count for high reliability. Each of Titan Systems' DAMA products has been developed with an open-architecture format that allows future upgrades and enhancements to be provided as communications needs evolve, and are designed to support commercial off-the-shelf components. Titan Systems markets its DAMA products directly to all branches of the U.S. military, its allies and international companies that supply such allies, and also works with strategic partners such as Motorola Corporation to incorporate its technologies into their products.

    - SIGNAL INTELLIGENCE MANPACK SYSTEMS. Titan Systems provides small, low weight communications intercept and direction finding Manpack systems to U.S. special forces under a contract with the U.S. Special Operations Command. An incumbent on this program for 10 years, these systems are worn by individual soldiers and used to intercept and exploit enemy signals for force protection and early detection of enemy location. Manpacks are designed to operate and survive in urban, forested and desert terrain battlefield environments.

    ADVANCED COMMUNICATION SYSTEMS ACQUISITION. Advanced Communication Systems provides a wide range of technology services and solutions, predominantly to U.S. government as well as to commercial customers. Advanced Communication Systems operates primarily in three interrelated areas:

    - COMMUNICATION SERVICES. Advanced Communication Systems' communication services include the design, development, integration and implementation of complete communications solutions across the full spectrum of media, ranging from land lines to wireless technologies, with particular strengths in satellite communication services, information systems and aerospace services.

    - INFORMATION SERVICES. Advanced Communication Systems' information services include the design and installation of and support services for information management and local area network/wide area network systems, as well as multimedia training, Internet/intranet solutions and database support.

    - AEROSPACE SERVICES. Advanced Communication Systems' aerospace services include systems engineering, life-cycle support, and program management services for a broad range of military systems.

    We acquired Advanced Communication Systems for the following reasons:

    - the acquisition will result in a significant increase in our revenues and cash flow;

    - we acquired technical personnel with skills and expertise that are in great demand as well as applicable to technologies and products that are complementary to our own;

    - the increased technical and personnel resources of Titan Systems resulting from the acquisition will enable it to better serve the defense industry and complete larger and more comprehensive contracts; and

    - the acquisition will provide us with additional U.S. Navy and U.S. Air Force contracts and otherwise allow us to increase our customer base.

CONTRACT PROFILE

    TITAN SYSTEMS. Titan Systems is one of a select group of qualified suppliers of information technology solutions and services to the U.S. government under multiple long-term contract vehicles. Titan Systems is currently performing work under approximately 520 contracts. No single Titan Systems contract accounted for more than 6.0% of our total 1999 revenues, and no single Titan Systems or Advanced Communication Systems contract accounted for more than 4.0% of our 1999 revenues combined with Advanced Communication Systems' fiscal 1999 revenues. Of Titan Systems' total government revenues in 1999, approximately 31% were generated by time and materials contracts, approximately 48% were generated by cost reimbursement contracts, and approximately 21% were generated by fixed-price contracts.

    ADVANCED COMMUNICATION SYSTEMS. Advanced Communication Systems also maintains a diversified government contract base. Advanced Communication Systems is currently performing work under approximately 120 contracts. Two of Advanced Communication Systems' contracts accounted for approximately 12.3% of its fiscal 1999 revenues. In its fiscal year 1999, approximately 32% of Advanced Communication Systems' revenues were generated by time and materials contracts, approximately 45% of its revenues were generated by cost reimbursement contracts, and approximately 23% of its revenues were generated by fixed-price contracts.

    BACKLOG. Titan Systems and Advanced Communication Systems possess a substantial backlog of contracts that provide multiyear revenues. Most of their contracts generate revenue over a one to five-year period. In the past, Titan Systems and Advanced Communication Systems have generally been successful in expanding the scope of their principal contracts by offering more comprehensive information technology solutions. On a pro forma basis which reflects our acquisition of Advanced Communication Systems, Titan Systems' had an estimated total funded contract backlog of $226 million and a total unfunded contract backlog of $691 million as of December 31, 1999.

    These backlog amounts consist of "funded" backlog, which is based upon aggregate contract revenues remaining to be earned by Titan Systems or Advanced Communication Systems at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded" backlog consists of the aggregate contract revenues expected to be earned as customers incrementally allot funding to existing contracts, whether Titan Systems or Advanced Communication Systems is acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to Titan Systems or Advanced Communication Systems.

    Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. Titan Systems' and Advanced Communication Systems' backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

CAYENTA

    OVERVIEW. Cayenta is a total services provider, or TSP, of comprehensive information technology solutions for its customers' business functions. As a TSP, Cayenta expands upon the delivery and hosting of standard third party software application packages generally provided by companies called application service providers. Cayenta's solutions combine standard and proprietary software applications that Cayenta tailors for its customers' business processes with operational, hosting, management and support services that Cayenta provides for those software applications. Cayenta's solutions address the following business processes of its customers: e-business, finance, accounting, customer billing and collection, contract management, supply-chain management and equipment monitoring and maintenance. Cayenta's solutions are scalable and reliable. Cayenta's solutions also operate with its customers' existing internal systems and with those of their trading partners and provide its customers with a single source of contact for their information technology requirements, including their e-business information technology requirements.

    INDUSTRY OVERVIEW. The rapid growth of the Internet and increased frequency of e-business transactions is creating significant new opportunities and challenges for businesses. Businesses are using the Internet to improve communications internally and with their trading partners, to enhance operational efficiencies and to strengthen customer relationships. The impact of the Internet encompasses both business-to-business and business-to-customer transactions. Forrester Research, an independent research firm, projects that the market for business-to-business e-business will grow from $43 billion in 1998 to $1.3 trillion in 2003 while business-to-consumer e-business will grow from $8 billion to $108 billion over the same period.

    The complexity of e-business transactions has accelerated with the widespread adoption of the Internet and the need for business to business exchanges. For example, these transactions frequently contain complex billing and settlement terms that involve multiple parties who participate in the supply and fulfillment chain. Tracking these payments and settlements requires scalable and reliable information technology systems that facilitate the flow of information both within organizations and externally. Businesses face significant challenges in their efforts to capitalize on the opportunities presented by the Internet, including:

    - developing comprehensive end-to-end e-business solutions that link web sites with accounting and fulfillment systems and accommodate and account for complex billing, settlement and supply-chain transactions;

    - tailoring standard software applications to their business processes while ensuring that these applications are compatible with those of their trading partners;

    - solving integration and compatibility issues caused by the patchwork of legacy systems that businesses often implemented without a focused information technology strategy;

    - integrating data from disparate systems to increase its value; and

    - adopting and integrating new and rapidly changing technologies while preserving investments in existing systems.

    Companies must meet these challenges while overcoming a number of obstacles, including:

    - capital constraints and total cost of ownership;

    - technological obsolescence of many current systems;

    - ensuring that e-business applications are available at all times;

    - meeting increased online customer service demands; and

    - attracting and retaining qualified information technology professionals.

    International Data Corporation, an independent research firm, expects the worldwide market for Internet services to grow at a five-year compounded annual growth rate of 59% from $7.8 billion in 1998 to $78.5 billion in 2003. International Data Corporation defines Internet services as the consulting, design, systems integration, support, management and outsourcing services associated with the development, deployment and management of Internet sites.

    Many businesses currently have to juggle multiple software applications, systems integrators and service vendors to address their e-business challenges. Most information technology companies specialize in only a single aspect of services delivery, such as web design, software application development, systems integration or hosting of commercially available software applications. For example, application service providers generally only host and manage standard third-party software applications at a centrally managed facility. We believe that the complexity of combining all of these elements from different providers makes it difficult for businesses to implement e-business solutions in a cost-effective and timely manner.

    Accordingly, we expect that businesses will increasingly demand that information technology services companies understand their business processes and deliver a tailored solution that combines strategies for improving business processes with systems integration, hosting and support. Cayenta believes that this demand is largely unmet in the information technology service provider and application service provider marketplaces.

    STRATEGY. Cayenta's objective is to be the leading TSP. To achieve this objective, Cayenta intends to pursue the following strategies:

        BUILD ITS TSP CUSTOMER BASE. Cayenta intends to market its TSP offering to existing customers of its software applications or other elements of its TSP offering as they replace or upgrade their information technology systems and increase their e-business activities. Cayenta will also market its TSP offering to new customers by developing an industry-focused direct sales force specializing in TSP sales. Cayenta will provide special incentives to its sales force to increase sales of its TSP offering to existing customers of its software applications or other elements of its TSP offering. Cayenta also intends to create new sales channels for its TSP offering by developing relationships with hosting companies and third-party software providers. Cayenta believes its TSP offering will allow it to establish stronger relationships with customers, provide a recurring revenue stream, and enable it to sell additional services.

        CONTINUE TO ENHANCE ITS TSP OFFERING. Cayenta intends to expand the functions provided by its TSP offering by establishing centers where it will monitor, manage and support its customer solutions, including elements of those solutions provided by third parties. Cayenta also intends to establish additional facilities near its customers where its customers will collaborate with Cayenta in developing a customer-specific TSP offering. Cayenta further intends to enhance its TSP offering by adding functions to that offering to address other business processes, such as customer relationship management. Cayenta plans to add these new functions by establishing strategic alliances and entering into supply and service agreements with industry and technology leaders as well as by enhancing its current software applications.

        TARGET SPECIFIC INDUSTRIES. Cayenta targets industries with complex business processes and related information technology. Cayenta currently has expertise in multiple industries, including utilities, telecommunications and retail. Cayenta intends to further penetrate these industries by establishing strategic alliances and joint ventures with industry leaders and by hiring senior executives from within these industries. As part of these efforts, Cayenta intends to engage in joint development with industry participants of information technology solutions for their industries and also enter into joint arrangements with customers to resell these solutions for elements of them that have been developed for these customers. For example, through a joint venture, Cayenta provides TSP services to that joint venture's customers in the utility industry. Cayenta expects that these ventures will provide it with opportunities to broaden its technical offerings and to create new sales and marketing channels. Cayenta believes that focusing on several specific industries provides it with a competitive advantage in developing solutions for those industries, and expands its market coverage while decreasing its dependence on individual industries.

        PROMOTE THE CAYENTA BRAND. Cayenta's goal is to create brand recognition of Cayenta as the leading TSP. To promote its brand, Cayenta intends to expand its corporate marketing and advertising efforts, with the specific objective of targeting selected industries. Cayenta believes establishing the Cayenta brand will enable it to market its TSP offering more effectively and to differentiate it from its competitors.

        PURSUE RESCUE MISSIONS. Cayenta plans to provide rescue services for customers faced with failing information technology projects and to use these rescue projects to establish long-term customer relationships. Cayenta believes that providing these solutions and services will result in sustained revenues and future opportunities to sell its TSP offering.

        ATTRACT AND TRAIN QUALIFIED PERSONNEL. To expand its business and satisfy anticipated increases in customer demand for its TSP offering, Cayenta intends to aggressively recruit new staff. Cayenta also may add new staff through strategic acquisitions. Cayenta believes opening new facilities that allow it to support its customers locally will relieve its staff's travel burdens and be attractive to potential technical and consulting employees.

        CONTINUE TO DEVELOP CORE COMPETENCIES. Cayenta will expand its expertise in building and deploying software applications and in integrating its customers' internal information technology systems with one another and those of their trading partners. Cayenta intends to continue incorporating technologies that support its customers' complex computing needs into both standard and tailored software applications that Cayenta designs and implements for customers. These technologies include Internet and portal applications, data warehouses and custom client server and distributed systems. Cayenta seeks out and tests new technologies as part of its internal research activities and in conjunction with customer projects. Cayenta augments its software offerings by utilizing open source software that is published publicly and available for reuse from other Internet-based software development initiatives. Cayenta's ability to successfully implement solutions based on leading technology enables it to gain insight into the relative strengths and weaknesses of competing technologies and to sell value-added consulting and system integration services.

    SERVICES. Cayenta is a TSP of comprehensive information technology solutions for its customers' business functions. As a TSP, Cayenta expands upon the delivery and hosting of standard third party software application packages generally provided by companies called application service providers. Cayenta's solutions combine standard and proprietary software applications that Cayenta tailors for its customers' business processes with operational, hosting, management and support services that Cayenta provides for those software applications. Cayenta solutions address the following business processes of its customers: e-business, finance, accounting, customer billing and collection, contract management, supply-chain management and equipment monitoring and maintenance.

    Cayenta has a well-defined approach that enables it to deliver cost-effective and timely solutions. This approach is grounded on reusable processes and software applications, including industry-specific templates, and the use of Cayenta facilities to develop solutions in collaboration with customers. These facilities afford the collaborating Cayenta/customer team complete access to Cayenta's reusable processes, software applications and industry-specific templates. Cayenta has expertise in multiple industries, including utilities, telecommunications and retail, and intends to further penetrate these industries by establishing strategic alliances and joint ventures. Cayenta has also entered into supply and service agreements with leading providers of software, hardware and other elements of its TSP offering.

    The following examples are representative of the information technology challenges that Cayenta has addressed, and the solutions it has provided to its customers.

    - Sempra Energy Challenge:

    To facilitate the integration of the information technology operations of two large utilities that merged and create an information technology solution for operations in the deregulated industry.

        CAYENTA SOLUTION. As an initial step, Cayenta developed software operating tools to support Sempra's migration from a mainframe-based system to a system that distributes processing and applications to servers, mainframes and desktops. Cayenta then linked SAP supply chain management software with Sempra Energy's mainframe-based software systems in less than 200 days, developed a new billing and contract management system for the utility environment, and deployed Internet business applications for Sempra Energy. Cayenta also created training and mentoring programs to assist Sempra Energy's information technology staff.

    - Energy America Challenge:

    To build in under eight weeks a comprehensive information technology solution to manage the revenue generating transactions and third party settlement transactions for a rapidly growing retailer of gas and electricity, and to provide ongoing operational support, through Soliance, LLC, a joint venture partner, as a TSP.

        CAYENTA SOLUTION. Cayenta provided customer enrollment, contract management, and customer billing and care software applications to Energy America that are reusable and facilitate its entrance into new markets. Cayenta also integrated Energy America's information technology systems for accounting and wholesale commodity purchases with the information technology systems of its banking, utility, and printing service providers. Cayenta assists Energy America in developing new rates, resolving customer disputes, and performing analysis of its operations. Energy America uses this analysis both for internal use as well as to help satisfy certain regulatory requirements.

    - Federal Aviation Administration Challenge:

    To create a unified information system to monitor and analyze the status of the U.S. air traffic control system for the FAA.

        CAYENTA SOLUTION. Cayenta developed a web based software application that utilizes its systems integration, data warehousing, and web technology to link major information systems of the FAA. These systems integrate and organize data from the FAA's disparate operational and reporting systems, enabling a consolidation and a segmentation of data that allows the FAA to gain insight on the operating performance of the U.S. air traffic control system. These solutions are accessible on the FAA's intranet using standard browser technology.

    - Waste Management Challenge:

    To provide Waste Management with scalable information technology systems that integrate operations resulting from its merger and acquisition activity.

        CAYENTA SOLUTION. In one week, Cayenta created web-based tracking and status tools that enable Waste Management to monitor financial and key operational measures. Cayenta also provided a complete information technology blueprint to enhance Waste Management's information technology environment, including recommendations for software applications, system integration, system management tools, data architecture, and Internet strategy. Cayenta also recommended improvements in Waste Management's revenue cycle management process. Cayenta continues to build and deploy Internet solutions to help Waste Management better manage its core operations.

    - 800.com Challenge:

    To create a scalable end-to-end e-business solution for a leading Internet retailer of consumer electronics and home entertainment products.

        CAYENTA SOLUTION. Cayenta installed its e-business software applications for order processing and 800.com's revenue generating transactions and integrated those software applications with 800.com's web site and back-end accounting and fulfillment systems. This solution reduced 800.com's manual business processes, and enables it to handle over 10,000 orders per day, reduce its manual business processes and provide customer care over the Internet and through its call centers. With Cayenta's solution, 800.com can recognize and process an order as soon as it is placed.

TITAN SCAN

    OVERVIEW. Titan Scan utilizes its patented electron beam technology to provide food pasteurization turnkey systems and services to the food processing industry and sterilization systems and services to medical product manufacturers. Titan Scan developed its proprietary electron beam pasteurization and sterilization process from technology developed during our involvement in the Strategic Defense Initiative, or "Star Wars," program of the 1980s. Titan Scan's electron beam process disrupts the DNA structure of microorganisms on or within the product being pasteurized or sterilized. We believe that our patented electron beam pasteurization and sterilization systems, or SureBeam systems, which use commercial electricity as their source of power, offer a reliable, efficient, more environmentally acceptable and generally superior alternative to their principal competition, Gamma and EtO.

    Titan Scan has executed multiyear arrangements with many of the major poultry and meat providers and producers in the United States, including Cargill, IBP, Tyson Foods, Emmpak, and Huisken Meats, among others. These companies produced approximately 75% of the 25.8 billion pounds of beef and approximately 43% of the 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999. Titan Scan believes that if irradiated foods gain market acceptance, these producers will initially elect to pasteurize a portion of their ground beef and poultry production. Titan Scan's multiyear arrangements with its customers generally provide that it will be the exclusive provider of electronic pasteurization services whenever any of these companies elect to use pasteurization technology.

    INDUSTRY OVERVIEW. Although contaminated food is one of the most widespread health problems in the world, lack of regulatory approval and consumer acceptance historically have limited the development of the market for electronic food pasteurization. In December 1997, the FDA approved irradiation of meat, finding that irradiation of meat, at its recommended doses, does not diminish the food's nutritional value in any detectable way. In December 1999, the USDA issued regulations setting forth guidelines for the irradiation of meat. We believe our SureBeam technology meets these regulations. Subject to consumer acceptance of irradiated foods, Titan Scan estimates that the U.S. market for food pasteurization systems and services could develop to be in excess of $3.0 billion annually. If such consumer acceptance occurs, Titan Scan believes that meat producers will initially elect to pasteurize a portion of their ground beef and poultry production.

    Commercial sterilization of medical products began in the early 1960s. Government regulations in the United States and many other countries require medical products to be sterile or to have minimal microbial levels. Accordingly, sterilization has become an essential step in the manufacturing process for medical products in many countries throughout the world. In order to provide safe products and to comply with applicable government regulations, manufacturers generally have either developed internal sterilization capabilities or have outsourced their sterilization needs through service contracts. According to a market research report, the global market for sterilization services for medical products was approximately $368 million in 1999.

    STRATEGY. Titan Scan's objectives are to be the world's leading provider of food pasteurization systems and services, and to increase its presence as a provider of sterilization services for medical product manufacturers. To achieve these objectives, Titan Scan intends to pursue the following strategies:

        BUILD STRATEGICALLY LOCATED FACILITIES. Titan Scan intends to continue to build food pasteurization facilities that provide electron beam pasteurization services in strategic locations that are near major producers or providers of beef, chicken, fruits or vegetables. For example, our facility in Sioux City, Iowa is located in proximity to several leading meat producers, including IBP and Cargill. We expect that building facilities in strategic locations will accelerate the development of a market for food pasteurization services.

        INSTALL MORE TURNKEY FOOD PASTEURIZATION SYSTEMS. We intend to sell or lease turnkey food pasteurization systems directly into customer production lines. Where feasible, we intend to enter into strategic relationships where we will receive equity in the production line's operator and/or continued service revenues in exchange for providing our pasteurization products and services.

        DEVELOP NEW OPPORTUNITIES FOR SUREBEAM. While currently focused on pasteurizing beef, chicken, fruits and vegetables and sterilizing medical products, we are evaluating new applications for our SureBeam technology. In addition, we are seeking to enter new geographic markets. In January 2000, Titan Scan announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, Titan Scan will hold an equity interest in the new entity, and Mitsubishi will market Titan Scan's SureBeam technology in Japan.

    TURNKEY SYSTEMS AND SERVICES. Titan Scan's SureBeam technology provides customers with distinct advantages compared to Gamma and ethylene oxide ("EtO") technologies:

        INCORPORATED INTO CUSTOMER PRODUCTION LINE. SureBeam can be incorporated into customers' production lines, which eliminates the transportation and associated inventory carrying costs that are common with Gamma and EtO technologies.

        SCALABLE SYSTEM. SureBeam systems are scalable and can be easily integrated into a customer's production line or in a facility to meet large processing requirements.

        FASTER PROCESSING TIME. An electron beam pasteurizes food products or sterilizes medical products in a matter of seconds, as compared to Gamma and EtO technologies that may require several hours.

        REDUCED MATERIAL DEGRADATION. Because of the shorter exposure time to the irradiation source, electron beam processing reduces the oxidation effects to products and thus reduces material degradation.

        FLEXIBLE DOSING. Titan Scan's electron beam systems can switch from one targeted dose to another in a matter of a few seconds.

        UNIFORM, CONTROLLED DOSE. Electron beam processing delivers a measurable and consistent dose to products based upon pre-set accelerator parameters. All processing parameters are under constant measurement by a built-in computer, and variation occurring during a processing run automatically shuts down the system until the reason for the variation can be determined and corrected.

        NO RE-SOURCING REQUIRED. SureBeam processing is not accomplished via a radioactive isotope such as Cobalt 60, which is used in Gamma sterilization, but rather through accelerated electrical energy. Accordingly, a SureBeam facility does not need to be out of service for any period of time in order to re-introduce the pasteurization or sterility source into operation.

        SAFETY. SureBeam facilities do not use Gamma or EtO radiation. They operate using electrical power and, in the event of a problem, can be deactivated by simply shutting off the power.

    Titan Scan provides its customers with turnkey SureBeam systems for use in their own production lines and provides processing services for food pasteurization and medical device sterilization. In anticipation of the recently issued USDA regulations, Titan Scan built, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, the first electron food pasteurization facility in the United States. This facility is specifically designed for the pasteurization of various types of food. The Sioux City facility became operational in December 1999 and, at full capacity, will be able to pasteurize in excess of 250 million pounds of product annually. The facility has the capability of pasteurizing large cases of products as well as products that are not uniform in shape or size. In January 2000, Titan Scan announced that it will build a facility in Arkansas with its partner, Zero Mountain Cold Storage. The facility is scheduled to become operational in December of 2000. Zero Mountain Cold Storage will form a new entity to operate the SureBeam system, and Titan Scan will own a minority interest in the new entity. In January 2000, Titan Scan announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, Titan Scan will hold an equity interest in the new entity, and Mitsubishi will market Titan Scan's SureBeam technology in Japan. Titan Scan is also currently building, with a partner, a SureBeam facility in Hilo, Hawaii for the disinfestation of fruits and vegetables.

    To date, turnkey SureBeam systems are used in medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic, Rochialle Corporation in Wales and BSE-Mediscan in Austria. In addition, Titan Scan offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego and Denver. These facilities have performed over 100,000 hours of contract sterilization services and are currently running seven days per week and performing sterilization services 19 hours per day.

TITAN WIRELESS

    OVERVIEW. Titan Wireless develops and produces advanced satellite ground terminals, satellite voice/ data modems, networking systems and other products to support telephony in developing countries for government and commercial customers worldwide. Additionally, Titan Wireless is increasingly generating recurring service revenues from the telephony systems it installs. Titan Wireless' technology relies heavily on our DAMA technology, which enables more cost-effective and efficient use of satellite transmission capacity by allowing each ground terminal in a satellite network to communicate with any other terminal in the network. Our DAMA technology was developed under DoD contracts beginning in 1983. Titan Wireless has also developed substantial expertise in critical engineering disciplines such as satellite ground system design, radio frequency and digital engineering, digital and communications signal processing software, network management and modem technology. With Titan Wireless' strategic partner, Sakon, we are building a global infrastructure of ground based satellite communications equipment that is interconnected. This network, which once in place is global in nature, is allowing us to provide telephony, data, wire over IP (Internet Protocol), and Internet connectivity to the rural and emerging areas of the world. We believe that our Demand Assigned Multiple Access (DAMA) technology allows us to route more customer connectivity requests, and route them more efficiently, than any of our competitors.

    Titan Wireless' leading product, Xpress Connection, uses existing geosynchronous satellites to provide low-cost voice, facsimile and data services to connect villages to a national public switched telephone network, making it possible to provide low-cost telephone service to vast unserved areas. Titan Wireless develops and markets its telephony systems through strategic alliances for sales of products in developing countries. For example, through its strategic relationship with Sakon, Titan Wireless is providing international long distance telephony services in El Salvador, Cameroon, Kuwait, Jordan, Saudi Arabia, Guatemala, Nigeria and Bangladesh.

    INDUSTRY OVERVIEW. Vast regions of the world remain without adequate telecommunications infrastructure. In 1998, according to the International Telecommunication Union, countries in our targeted markets, which represent one-third of the world's population, had fewer than two subscriber lines per 100 inhabitants compared to 66.13 in the United States. Although many of these countries are developing urban wired telephony systems, economic considerations in these countries have made the provision of wired telephone service to remote areas cost prohibitive. A combination of several factors, including advancement in voice transmission technologies, development of low cost ground terminals and the existence of commercial satellite availability has made telephone service (including voice, fax and data services) possible in these remote areas.

    Today, there are principally three transmission alternatives available for providing telephone service in remote areas: wired, terrestrial wireless and satellite networks. Of these three alternatives, satellite networks are uniquely suited to provide a rapidly available, lower cost solution for the telephony market. Wired networks require the installation of significant infrastructure over long distances and difficult terrain and are generally cost prohibitive for use in remote areas and can take a number of years to complete. Terrestrial wireless systems, in particular microwave radio networks, are subject to line-of-sight limitations requiring a large number of microwave towers (one approximately every 20 to 50 kilometers), compete for use of radio frequencies and require substantial time and expense to install. Satellite networks, on the other hand, provide broad geographic coverage. In fact, most areas with large rural populations are within the range of one or more commercial satellites in orbit today. At any location within the range of these satellite networks, telephony services can be established simply by installing small, low-cost ground terminals with links to the country's public switched telephone network. Moreover, such satellite networks have relatively lower infrastructure costs compared to wired and terrestrial wireless networks, are not constrained by topographical or climatic characteristics and can be rapidly and economically deployed, upgraded and reconfigured.

    The three principal types of satellite communications networks are direct broadcast, mobile, and fixed-site. Direct broadcast satellite networks, which provide a direct transmission link from high-power satellites to customers over a wide geographic area, are best suited for one-way, continuous transmissions such as direct-to-home television, music and data. For this reason, direct broadcast is not optimal in the telephony market. Mobile satellite networks, which enable voice and data communications through small portable terminals, utilize specially designed satellites which operate at higher power and at lower frequencies with less bandwidth. As a result, mobile satellite systems generally are more expensive and are not as well suited for telephony applications in developing countries. Fixed-site satellite telephony systems, which provide television, voice, facsimile and data communications between fixed ground terminals and geosynchronous satellites, are increasingly being utilized by developing countries.

    STRATEGY. Titan Wireless' objective is to become a leading provider of telephony systems and services in developing countries. To achieve this objective, Titan Wireless intends to pursue the following strategies:

        INCREASE SERVICE REVENUES. Titan Wireless intends to expand its sales, installation and integration activities for telephony systems and participate in the service revenues from installed equipment. One of its key initiatives is to provide long distance telecommunications services in developing countries. Through its Sakon joint venture, Titan Wireless is currently providing long distance telecommunications services in eight developing countries, and expects to provide long distance telecommunications in at least six additional developing countries. Titan Wireless' business plan is to derive at least 50% of all future revenues from providing telecommunications services.

        EXPAND STRATEGIC ALLIANCES. Titan Wireless utilizes strategic alliances to enter new markets. Titan Wireless continually evaluates potential additional strategic alliances that can provide financial, technological and/or marketing resources for its products. Titan Wireless seeks partnerships with regional and local telephone service providers who can obtain operating permits and play a key role in the installation and operation of a satellite telephone network in a developing country.

        LEAD SATELLITE COMMUNICATIONS TECHNOLOGY INNOVATION. Titan Wireless has combined expertise gained under government-sponsored development projects and its own internal development efforts to become a leader in low-cost, efficient satellite communications technology. Titan Wireless' close ties with satellite-based telecommunications service providers enable it to identify and understand the current needs of the market, anticipate future trends and develop technologies and products that are designed to address those needs and trends.

        PRODUCTS AND SERVICES. Titan Wireless develops and sells bandwidth efficient, turnkey systems and products which address the demand for telephony solutions in developing countries. Titan Wireless' commercial products include:

PRODUCT                                              DESCRIPTION
-------                                              -----------
Xpress Connection..............  Network of fixed-site satellite ground terminals designed to provide basic telephony solutions to
                                 remote areas of developing countries. Interoperable
                                 with national public switched telephone network.

Multi-Media Very Small Aperture
  Terminals or VSATs...........  Key portions of ground terminal, primarily software and Application Specific Integrated Circuit chip
                                 sets to be used in a satellite-based communication
                                 system designed to provide quality and cost
                                 competitive multi-function telecommunications
                                 services to individual homes and businesses in areas
                                 not adequately served by the public switched
                                 telephone network. Interoperable with Xpress
                                 Connection and public switched telephone network,
                                 the Internet and other public data networks.

CCM 4000.......................  Modem product designed to allow a single ground terminal to provide service for up to four
                                 simultaneous users. Utilized in Xpress Connection
                                 networks and in private telephone and data networks.
                                 Cost-effective alternative to installing additional
                                 terminals where demand warrants.

MRVC...........................  Voice digitizing, compression and multiplexing product sold to commercial markets.

    Titan Wireless establishes switched telephone network gateways in developing countries that effectively route calls via satellite through a bank of local telephone lines. The quality of service provided by Titan Wireless is near toll quality, which we believe will satisfy the quality demands of many citizens of developing countries. Through one network management center, or hub, Titan Wireless can manage up to 50 gateways, which connect directly into the hub, and 10,000 VSATs. Titan Wireless currently operates a hub and intends to add other hubs in key geographic locations which will enable it to provide global telephony coverage.

    Titan Wireless' project for the national telephone company of Benin, Africa, illustrates the combination of Titan Wireless' product and services offerings. Titan Wireless, the prime contractor for the project, will install the major satellite hub, the VSAT hardware, the billing system and network control system. Alcatel of France is a major subcontractor to Titan Wireless on this project, and will handle the delivery, installation and integration of the digital cellular system, wireless local loop, fiber optic system and primary hub switching technology of the system. Titan Wireless will build out the entire system, which is expected to be completed in 2001, co-operate the system with the national telephone company for approximately eight years, and then transfer the operations to the national telephone company. In addition to realizing revenue and profit on the equipment portion of the project, Titan Wireless will share in the revenue and profit generated by the system while it is co-operating the system.

    Titan Wireless is also building upon its experience in telephony to selectively pursue private networking opportunities in developing countries. For example, in Thailand, Titan Wireless sold key elements of a private voice, data and facsimile communications network to The Bank for Agriculture and Agricultural Cooperatives.

EMERGING TECHNOLOGIES AND BUSINESSES

    Emerging Technologies consists of new technologies and early-stage businesses, including some businesses in which we own only a minority interest. Emerging Technologies pursues commercial applications for technologies originally developed in government-sponsored research and development programs and, to a lesser extent, in internally funded programs. Emerging Technologies employs our rich technology portfolio, superior research and development capabilities and stream of government-funded projects to create solutions for technology-related problems that we can sell to multiple commercial markets.

    The following are examples of some of the technologies and businesses that are currently included in our Emerging Technologies segment.

        MICRO ELECTROMECHANICAL SYSTEMS (MEMS) technology developed as a result of our work for the federal government is being applied to commercial uses for very small wide band antennas.

        IMAGCLEAR 5000 automatically scans over 2,500 fingerprint cards per day and can extract individual fingerprints from each card for electronic distribution to the FBI and other law enforcement agencies around the globe. This technology has received the highest level of certification attainable from the FBI for capturing fingerprint images. To date, we have received orders to provide over 40 ImagClear 5000 card scan systems and supporting equipment, including to NEC Technologies, which will use the fingerprint processors as part of its participation in the FBI's Card Scan Service program.

        WAVX, a publicly traded company, acquired its core encryption technology from us. WAVX's core product, the embedded application security system, is a firewall-on-a-chip technology that enables localization of secure e-commerce transactions at a personal computer, set-top box, or other information sharing device. We have realized almost a million dollars from sales of our residual equity interest in WAVX over the past few years. We no longer have an equity interest in WAVX. We are entitled to receive 5% of any revenues derived from WAVX products that utilize our technology for the first $1 million in revenues, and 2% on any revenues in excess of $1 million.

    In 1996, we contributed the core technology to form Servnow! NetTechnologies, Inc., which is now known as IPivot. IPivot develops software products that improve the performance of server farms, web sites and software applications. In 1997, we secured $4.6 million of venture capital and ultimately raised a total of $15 million of venture capital for the development of this business. In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest in IPivot when IPivot was acquired by Intel Corporation. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments.

    We intend to utilize both public and private investments as the primary funding source for the continued commercial development of our rich technology portfolio. We have no capitalized amounts on our consolidated balance sheets for any of the developing technologies and businesses within our Emerging Technologies segment.

GOVERNMENT CONTRACTS

    A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses. Our revenues from U.S. government business represented approximately 82% of our total revenues for the year ended December 31, 1997, approximately 80% of our total revenues for the year ended December 31, 1998, and approximately 75% of our total revenues for the year ended December 31, 1999. On a pro forma basis giving effect to our acquisition of Advanced Communication Systems, our revenues from U.S. government business represented approximately 80% of our total revenues for the year ended December 31, 1999. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our business, results of operations and financial condition.

    U.S. government contracts are subject to termination for the convenience of the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements. When we subcontract with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. We often have little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in our loss of our subcontract. In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract-related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our business, results of operations and financial condition.

    Our business with the U.S. government and prime contractors is generally performed under cost reimbursement, fixed-price or time and materials contracts. Cost reimbursement contracts for the government provide for reimbursement of costs plus the payment of a fee. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and are reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense. The following table gives the percentage of revenues realized by us from the three primary types of government contracts during the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
CONTRACT TYPE                                            1997          1998          1999
-------------                                          --------      --------      --------
Cost Reimbursement...................................    51.6%         49.8%         46.6%
Fixed-Price..........................................    32.8          32.0          23.6
Time and Materials...................................    15.6          18.2          29.8
                                                        -----         -----         -----
                                                        100.0%        100.0%        100.0%
                                                        =====         =====         =====

RAW MATERIALS

    We operate both fabrication and assembly facilities and also purchase certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases.

PATENTS, TRADEMARKS AND TRADE SECRETS

    Our policy is to apply for patents and other appropriate statutory protection when we develop new or improved technology. We presently hold 130 U.S. and international patents, as well as a number of trademarks and copyrights. However, we do not rely solely on these statutory protections to protect our technology and intellectual property. In addition to seeking patent protection for our inventions, we rely on the laws of unfair competition and trade secrets to protect our unpatented proprietary rights. We attempt to protect our trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by us for our products and services have been registered with the United States Patent and Trademark Office.

BACKLOG

    Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential fees.

    Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of U.S. government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to us. "Backlog" is the total of the government and commercial funded and unfunded backlog.

    Our backlog consisted of the following approximate amounts as of December 31 for the following years:

BACKLOG                                           1997       1998       1999
-------                                         --------   --------   --------
U.S. Government funded backlog................  $126,720   $106,635   $161,247
U.S. Government unfunded backlog..............   356,052    466,149    456,021
Commercial backlog............................    48,367     47,227     86,434
                                                --------   --------   --------
Total backlog.................................  $531,139   $620,011   $703,702
                                                ========   ========   ========

    In addition to the backlog described above, at December 31, 1999, we had remaining priced options of over $218 million. We expect that a substantial number of these options will be exercised in the future, although we cannot guarantee that any options will be exercised.

    Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. Our backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

    We expect to realize approximately 62% of our December 31, 1999 backlog by December 31, 2000.

COMPETITION

    TITAN SYSTEMS. Titan Systems is one of many companies involved in providing information systems solutions for a variety of programs for agencies of the U.S. government and prime contractors for these agencies. Most activities in which Titan Systems engages are very competitive and require highly skilled and experienced technical personnel. Many of Titan Systems' competitors have significantly greater financial and personnel resources than Titan Systems. Competitors in this industry include Anteon Corp., Autometrics, BTG, Inc., Booz-Allen Hamilton Inc., CACI International, Inc., Comptek Research, Inc., Computer Sciences Corporation, Dynamics Research Corporation, General Dynamics Corporation, Government Technology Services, Inc., Lockheed Martin Corporation, Metric, Raytheon Company, Science Applications International Corporation, Tracor, TRW, and ViaSat. Titan Systems believes that the primary competitive factors for its information systems services and products include technical skills, experience in the industry and customer relationships.

    CAYENTA. The information technology services business is intensely competitive and subject to rapid technological change. Cayenta expects the competition to continue and intensify. Cayenta's competitors include:

    - application service providers, such as Breakaway Solutions and USinternetworking;

    - information technology service providers and system integrators, such as Andersen Consulting, Answerthink, Cambridge Technology, EDS, KPMG, Sapient and Tanning Technology;

    - Internet professional service providers, such as Proxicom, Scient, and US Interactive; and

    - internal information technology departments of current and potential clients.

    In comparison with Cayenta, many of its competitors are larger, and have more brand recognition and substantially greater financial infrastructure, personnel, and marketing resources. In addition, there are low barriers to entry into Cayenta's business. Cayenta does not own any technologies that preclude or inhibit competitors from entering its industry. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to Cayenta's technologies. The costs to develop and to provide information technology services are relatively low. Moreover, barriers to entry, particularly in the application integration and consulting components of Cayenta's TPS offering, are low. Therefore, Cayenta will likely continue to face additional competition from new entrants into its industry, like software product companies.

    TITAN SCAN. The market for turnkey food pasteurization systems and services has only recently begun to develop. We expect that food producers and providers will continue to be reluctant to use Gamma radiation to pasteurize foods. As the market for electronic pasteurization of food develops, we expect competition to increase.

    The market for medical product sterilization services is intensely competitive and is characterized by significant price competition. Titan Scan's market for medical product sterilization services is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of in-house and contract sterilization facilities. Although Titan Scan believes that it is the only provider of relatively small, low-cost, turnkey systems for in-house use by medical product manufacturers, Titan Scan currently faces competition from several providers of contract Gamma sterilization services, several providers of contract electron beam sterilization services and a significantly larger number of providers of contract EtO sterilization services. Certain of Titan Scan's competitors and potential competitors in the medical product sterilization market have substantially greater financial, marketing, distribution, technical and other resources than Titan Scan, or offer multiple sterilization technologies or operate multiple sterilization facilities at geographically advantageous sites, which may enable them to address a broader range of the sterilization requirements of individual customers.

    TITAN WIRELESS. The industries and markets in which Titan Wireless competes are highly competitive, and we expect that competition will increase in such markets. Titan Wireless encounters intense competition from numerous companies, including large and emerging domestic and international companies, many of which have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than Titan Wireless. Some of Titan Wireless' competitors include Gilat Satellite Networks Ltd., Hughes Network Systems, Scientific Atlanta Inc., STM Wireless Inc. and ViaSat, Inc. Furthermore, the satellite communications industry itself competes with other technologies such as terrestrial wireless, copper wire and fiber optic communications systems.

    EMERGING TECHNOLOGIES AND BUSINESSES. Because it is attempting to commercialize a number of diverse technologies and products, Emerging Technologies effectively competes in many areas. Other companies are engaged in significant research and development activities in these areas, either on their own or in collaboration with others. Some of these companies have greater financial and personnel resources, and more experience in these specific areas than we do. We anticipate that Emerging Technologies will face increased competition in the future as new companies enter these areas and additional and potentially more sophisticated technologies become available.

RESEARCH AND DEVELOPMENT

    We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Total expenditures for research and development were $12.8 million in 1997, $10.0 million in 1998 and $10.9 million in 1999. These expenditures included Titan-funded research and development of $7.5 million in 1997, $5.6 million in 1998 and $6.7 million in 1999. The remainder of our research and development expenditures were customer-sponsored. The majority of our customer-sponsored research and development activity is funded under contracts with the United States government.

GOVERNMENT AND ENVIRONMENTAL REGULATIONS

    We must comply with and are affected by various government regulations. These regulations affect how we and our customers can do business and, in some instances, impose added costs to our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. Any failure to comply with applicable laws could result in material fines and penalties or affect how we conduct our business in the future.

    We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. We cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result. From time to time, we have been notified of violations of government and environmental regulations. We attempt to correct these violations promptly without any material impact on our operations. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1999, we employed approximately 3,200 employees, predominantly located in the United States. Advanced Communication Systems employed approximately 2,000 employees as of September 30, 1999.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS AND COMMON STOCK

    OUR CAYENTA, TITAN SCAN AND TITAN WIRELESS BUSINESSES OPERATE IN EMERGING MARKETS AND WE WILL BE UNABLE TO EXPAND THESE BUSINESSES AS WE EXPECT IF THE PRINCIPAL PRODUCTS AND SERVICES OF THOSE BUSINESSES DO NOT MEET WITH MARKET ACCEPTANCE.

    If any of the primary markets targeted by Cayenta, Titan Scan or Titan Wireless fails to develop as we anticipate, our revenues will be less than we expected, our business will suffer and we may be unable to recoup the investments we have made to develop and market the principal products and services of those businesses.

    To grow as currently contemplated, we will need to derive an increasing portion of our revenues from our Cayenta, Titan Scan and Titan Wireless businesses.

    To date, none of Cayenta's revenues have been derived from direct sales by it of its total services provider, or TSP, offering, which combines standard and proprietary software applications with operational, hosting, management and support services that Cayenta provides for those software applications. Cayenta's only TSP-related revenues have resulted from providing TSP services to the customers of a joint venture in which it holds a 10% equity interest. Cayenta has only recently begun providing operational, hosting, management and support services for its software applications, and Cayenta cannot be certain that the market for TSP offerings will develop.

    The use of our Titan Scan electron beam technology for food irradiation has only recently been approved by the applicable regulatory authorities in the United States. Accordingly, a market for pasteurized foods has only recently begun to develop, and its continued development will depend on broad acceptance of irradiated foods by consumers, food producers and providers, restaurant chains and food retailers. This acceptance may not occur.

    Titan Wireless' principal strategy is to provide products used in telephony systems in developing countries. We cannot guarantee that a substantial market for telephony services in developing countries will ever develop, or if such a market does develop, that fixed-site satellite equipment will capture a significant portion of that market. The development of a market for telephony services in developing countries will depend upon a variety of factors including whether a particular country has sufficient resources to support such a market and whether the telephony services are offered at a reasonable cost to the end users of such services. Titan Wireless' ability to penetrate the telephony market in developing countries will be adversely affected to the extent that other competing elements of the communications infrastructure, such as telephone lines, other satellite-delivered solutions and fiber optic cable and television cable, are installed in the developing countries. In addition, the development and implementation of telephony systems will be dependent upon, among other items, the continued development of necessary technologies, continued financial and other support from governmental agencies, the implementation of cost-effective systems, market acceptance for such systems and approval by appropriate regulatory agencies.

    WE HAVE A LIMITED HISTORY OF COMMERCIALIZING NEW TECHNOLOGIES AND OUR COMMERCIAL BUSINESSES MAY NOT REMAIN OR EVER BECOME SUCCESSFUL.

    In 1991, we adopted a strategy of seeking to develop commercial businesses using technology developed in our defense businesses. Our Titan Scan and Titan Wireless businesses are a product of this strategy. Many of our commercial businesses are in an early stage of development or have only recently begun to offer their products, services, systems or solutions in the emerging markets in which they operate. These technology-based businesses are subject to risks inherent in companies at these early stages of development, including:

    - the risks that their base technology will become obsolete and that they will fail to respond in a timely and cost-effective manner to rapid technological changes;

    - the risks associated with operating in markets that are subject to a high degree of competition;

    - the risk that they will have inadequate management resources to capitalize on market opportunities and execute their strategy;

    - the risk that they will be unable to manage rapid growth effectively;

    - the risk that they will be unable to execute successfully each portion of their business strategy on schedule;

    - the risk that we may not identify markets with sufficient opportunities to justify our investments in products and solutions for these markets;

    - the market and operating risks that are unique to each particular business; and

    - the risk that adequate capital may not be available to fund their continued development.

    WE CANNOT GUARANTEE THAT CAYENTA'S PENDING INITIAL PUBLIC OFFERING WILL CLOSE OR THAT WE WILL BE ABLE TO EXECUTE ON OUR STRATEGY OF OBTAINING PUBLIC OR PRIVATE FINANCING TO FUND THE GROWTH OF OUR COMMERCIAL BUSINESSES.

    As part of our strategy of seeking external financing to grow our commercial businesses, our Cayenta subsidiary has filed a registration statement for an initial public offering of its common stock. We cannot guarantee that Cayenta will succeed in completing the offering, which may be adversely affected by market conditions or other factors. We have extended a credit facility of up to a maximum of $70.0 million to Cayenta under which Cayenta owed us approximately $68.4 million as of March 20, 2000. Cayenta may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

    In addition, we may seek public or private financing for one or more of our commercial businesses to fund their growth, including through initial public offerings or spin-offs for any of our segments. We cannot guarantee that adequate capital to fund our growth will be available to us or be available on acceptable terms or that we will complete any spin-off of any of our segments.

    WE DEPEND ON GOVERNMENT CONTRACTS FOR A MAJORITY OF OUR REVENUES.

    We earn a majority of our total revenues from U.S. government contracts. Any cancellations or modifications of our significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could hurt our business, financial condition and results of operations in the short or long term. Continuing declines in U.S. defense and other federal agency budgets also may hurt our prospects. Our revenues from U.S. government business represented approximately 82% of our total revenues in 1997, 80% of our total revenues in 1998, and 75% of our total revenues in 1999. On a pro forma basis giving effect to our acquisition of Advanced Communication Systems, our revenues from U.S. government business represented approximately 80% of our total revenues for the year ended December 31, 1999. This percentage may rise in the future. Although we bid for and are awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of our contracts and subcontracts include option years. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor. On our subcontracts, we generally do not control the prime contractor's allocation of resources. We also depend upon the prime contractor to perform its obligations on the primary government contract. In addition to contract cancellations and declines in agency budgets, our prospects may be adversely affected by:

    - budgetary constraints affecting U.S. government spending generally, and changes in fiscal policy or available funding;

    - curtailment of the U.S government's use of technology services providers;

    - the adoption of new laws or regulations;

    - technological developments;

    - U.S. government shutdowns, such as that which occurred during the U.S. government's 1996 fiscal year;

    - competition and consolidation in our business areas; and

    - general economic conditions.

    These or other factors could cause government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

    GOVERNMENT AUDITS OF OUR GOVERNMENT CONTRACTS COULD CAUSE A MATERIAL NEGATIVE ADJUSTMENT TO OUR REVENUES.

    Our government contracts are subject to cost audits by the government. These audits may occur several years after completion of the audited work. Audits may result in a recalculation of contract revenues or result in the government refusing to reimburse some of our contract costs and fees. Generally, we resolve audit issues by negotiation without material adjustments. However, in the future, we could have a material adjustment to revenue as a result of an audit, including an audit of one of the companies we have recently acquired. Before we acquired them, some of our recently acquired companies did not impose internal controls as rigorous as those we impose on the government contracts we perform. As part of the integration process, we seek to apply our policies throughout the acquired companies.

    OUR OPERATING MARGINS MAY DECLINE UNDER OUR FIXED-PRICE CONTRACTS IF WE FAIL TO ESTIMATE ACCURATELY THE RESOURCES NECESSARY TO SATISFY OUR OBLIGATIONS.

    Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.

    WE ARE NOT ABLE TO GUARANTEE THAT WE WILL RETAIN OUR CONTRACTS WITH THE U.S. GOVERNMENT AND SUBCONTRACTS UNDER U.S. GOVERNMENT PRIME CONTRACTS IN ANY COMPETITIVE REBIDDING PROCESS.

    Upon expiration of a U.S. government contract or subcontract under U.S. government prime contracts, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The unexpected termination of one or more of our significant contracts could result in significant revenue shortfalls. The termination or nonrenewal of any of our significant contracts, short-term revenue shortfalls, the imposition of fines or damages, or our suspension or debarment from bidding on additional contracts could have a material adverse effect on our business, financial condition and results of operations.

    MANY OF OUR U.S. GOVERNMENT CUSTOMERS SPEND THEIR PROCUREMENT BUDGETS THROUGH GSA SCHEDULE CONTRACTS, AND WE ARE REQUIRED TO COMPETE FOR POST-AWARD ORDERS.

    Budgetary pressures and reforms in the procurement process have caused many U.S. government customers increasingly to purchase goods and services through "indefinite delivery, indefinite quantity" contracts, General Service Administration, or GSA, Schedule contracts and other multiple award or government-wide acquisitions contract vehicles. Our failure to compete effectively in this procurement environment could have a material adverse effect on our business, financial condition and results of operations. These contract vehicles have resulted in increased competition and pricing pressure and required us to make sustained post-award efforts to realize revenues under the relevant contract. We cannot guarantee that we will continue to increase revenues or otherwise sell successfully under these contract vehicles.

    WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS, AND CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    Our defense and commercial businesses must comply with and are affected by various government regulations. Among the most significant regulations are the following:

    - the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

    - the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

    - the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

    - laws, regulations and Executive Orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These regulations affect how our customers and we do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. Any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.

    OUR FAILURE TO RETAIN QUALIFIED TECHNICAL AND MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    We need to maintain our workforce of highly qualified technical and management personnel for each of our segments, including our engineers, computer programmers and personnel with security clearances required for classified work. In addition, our future success will depend in part on our ability to identify, recruit and retain additional qualified personnel, including individuals with security clearances required for classified work. The loss of any key personnel could negatively affect our business, financial condition and results of operations. Our employees generally have many other job opportunities, and there is intense competition for their services. Consequently, we strive to maintain an entrepreneurial work environment and provide financial incentives to attract and retain our key personnel. We cannot guarantee that we will be able to continue to attract and retain personnel with the advanced technical and security clearance qualifications necessary for the development of our business.

    WE COMPETE IN HIGHLY COMPETITIVE MARKETS AGAINST MANY COMPANIES THAT ARE LARGER, BETTER FINANCED AND BETTER KNOWN THAN TITAN.

    Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than us. We believe we must continue to expand our defense information technology business so that we can remain price competitive and compete for larger contracts. For that reason, we are continuing to look for acquisition candidates. Our commercial businesses compete against other technologies as well as against companies with similar products. In order to remain competitive, we must invest to keep our products technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share. Any adverse financial developments could make us a less effective competitor.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR ACQUISITIONS OF OTHER COMPANIES.

    Since January 1, 1998, we have acquired seven defense information technology companies as part of our consolidation strategy for our defense business. Four of these seven transactions were structured as stock-for-stock pooling of interests transactions. In addition, since January 1, 1999, we have acquired four information technology services and solutions companies as part of Cayenta's development of its total services provider offering. We closed our acquisition of Advanced Communication Systems on February 25, 2000. Advanced Communication Systems itself has acquired multiple companies, most recently in September 1999. We also have agreed to acquire one, and have a non-binding letter of intent to acquire another, privately-held defense information technology company. The acquisition and integration of new companies involves risk. The integration of acquired businesses may be costly and may result in a decrease in our revenues or a decrease in the value of our common stock for the following reasons, among others:

    - we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;

    - the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

    - we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates; and

    - one or more of our acquisition candidates also may have liabilities or adverse operating issues that we failed to discover through our due diligence prior to the acquisition.

Consequently, our recent acquisitions may not improve our business, financial condition and results of operations in the short-term or long-term as we expect them to do.

    We intend to continue to look for complementary businesses or technologies to acquire so that we can expand our core businesses. However, we may not find any more attractive candidates or may find that the acquisition terms are not favorable to us. In addition, we may compete with other companies for these acquisition candidates. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. We also may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to our financial performance. Accordingly, our acquisition strategy may not improve our overall business, financial condition and results of operations and could weaken them.

    WE MAY INCUR SIGNIFICANT COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY.

    As a policy, we seek to protect our proprietary technology and inventions through patents, copyrights, trade secret law and other legal protections. While our patent portfolio is valuable, our financial success ultimately depends upon our ability to deliver products and services that meet customer needs, not on intellectual property laws. We may, however, incur significant expense both in protecting our intellectual property and in defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could have an adverse effect on our business, financial condition and results of operations. We also could be forced to modify or abandon one or more planned or current products based upon our assessment of intellectual property risks or actual or threatened claims by other companies.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam technology. The action attacks the validity of our patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in our patent, and alleges that we have engaged in unfair competition and that our conduct constitutes patent misuse. We intend to vigorously defend our patent position. However, a finding in favor of Ion Beam Applications in this action could adversely affect our business, financial condition and results of operations by reducing the growth of our Titan Scan business segment and preventing us from generating the revenues that we expect from food pasteurization.

    OUR QUARTERLY AND ANNUAL FINANCIAL PERFORMANCE AND STOCK PRICE HAVE HISTORICALLY FLUCTUATED AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY IN THE FUTURE.

    Our revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of our products and services, defense and intelligence budgets, competition and general economic conditions. Our product mix and unit volume, our ability to keep expenses within budgets, our distribution channels and our pricing affect our gross margins. These factors and other risk factors described herein may adversely affect our financial performance within a period and cause our financial results to fluctuate significantly on a quarterly or annual basis. Consequently, we do not believe that comparison of our financial performance from period to period is necessarily meaningful or predictive of our likely future performance. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly.

    From time to time, there may be significant volatility in the market price for our common stock. Over the past three years, the market price of our common stock has fluctuated over a wide range. During our last four complete fiscal quarters, the highest sale price of our common stock on the New York Stock

Exchange was $48.38 and the lowest sale price of our common stock was $4.75. A number of factors involving Titan and our industry could contribute to future fluctuations in our stock price, including the risk factors described herein.

    RISKS OF OUR INTERNATIONAL OPERATIONS, INCLUDING ECONOMIC CONDITIONS IN EMERGING MARKETS, COULD ADVERSELY AFFECT THE PROSPECTS OF OUR COMMERCIAL COMMUNICATIONS BUSINESS.

    We sell commercial communications products and services primarily in developing countries. Our revenues from sales of these products and services in foreign countries represented 5% of our total revenues for the year ended December 31, 1999. We expect our revenues from these activities in foreign countries to increase. Although we generally sell our commercial communications products and services in U.S. dollars, currency devaluations and adverse market conditions in emerging markets have negatively affected demand for our commercial communications products and services and, consequently, our revenues for this segment. Our commercial communications products generally require substantial capital investments, and our potential customers have not had the capital resources to make these investments. We have assisted our established marketing partner in Indonesia by providing trade credit that has subsequently been extended with a final installment due in September 2000. Because of market conditions in Indonesia and other factors, there is a risk that our customer in Indonesia may not be able to pay this debt in accordance with the extended terms. Further, we do not have the capital resources or tolerance of risk to finance the purchase of our commercial communications products, and therefore rely upon our customers' abilities to obtain financing. As a result, revenues in this group may be adversely affected by economic conditions in emerging markets and the unavailability of financing on reasonable terms. We also are increasingly seeking opportunities to capture operating revenues from the use of our systems to provide telephony services. These services generally are billed in U.S. dollars but may in the future be billed in local currency. We do not believe that our international operations currently subject us to material risks from fluctuations in currency exchange rates. However, as we increase our commercial communications activities in foreign countries, our risks from fluctuations in currency exchange rates could increase.

    Selling products or services in international markets also entails other market, economic, cultural, legal and political risks, conditions and expenses. These risks include:

    - trade barriers;

    - export and import restrictions and other applicable laws;

    - political and economic instability;

    - difficulties in collecting amounts owed to us; and

    - difficulties in managing overseas employees and contractors.

Any one of these factors or other international business risks could adversely affect our financial performance.

    OUR OPERATING RESULTS MAY SUFFER IF A SIGNIFICANT NUMBER OF OUR U.S. NAVY CONTRACTS ARE DELAYED OR CANCELED.

    A significant percentage of our products and services are predominantly sold and performed under contracts with various parts of the U.S. Navy or with prime contractors to the U.S. Navy. Although these various parts of the U.S. Navy are subject to common budgetary pressures and other factors, our various U.S. Navy customers exercise independent purchasing decisions. However, because of such concentration of our contracts, we are vulnerable to adverse changes in our business, financial condition and results of operations if a significant number of our U.S. Navy contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

    THE COVENANTS IN OUR NEW CREDIT FACILITY RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

    Our new credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

    OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY DISRUPTIONS IN OUR SUPPLY OF PRODUCTS AND COMPONENTS OR SERVICES.

    Because our internal manufacturing capacity is limited, we use contract manufacturers. While we use care in selecting our manufacturers, this arrangement gives us less control over the quality and price of products or components than if we manufactured them ourselves. In some cases, we obtain products from a sole supplier or a limited group of suppliers. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect our business, financial condition and results of operations as well as our ongoing product cost structure.

    OUR BUSINESS IS SUBJECT TO SIGNIFICANT ENVIRONMENTAL REGULATION.

    We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. We cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result. From time to time, we have been notified of violations of government and environmental regulations. We attempt to correct these violations promptly without any material impact on our operations. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

    SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE OPEN MARKET BY FORMER ADVANCED COMMUNICATION SYSTEMS STOCKHOLDERS COULD DEPRESS OUR STOCK PRICE.

    On February 25, 2000, we issued approximately 5,071,000 shares of our common stock to complete the acquisition of Advanced Communication Systems. If former stockholders of Advanced Communication Systems sell substantial amounts of our common stock in the public market, including shares issued on the exercise of outstanding options, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we would deem appropriate. In connection with our acquisition of Advanced Communication Systems, we also assumed options to acquire approximately 263,000 shares of our common stock. All of the shares of our common stock issued to Advanced Communication Systems stockholders, including those issued upon the exercise of options, are freely tradable without restrictions or further registration under the Securities Act, unless they were issued to an "affiliate" of Advanced Communication Systems as that term is defined under the Securities Act, at the time the acquisition was submitted for approval by Advanced Communication Systems stockholders. The term "affiliate" would include directors, executive officers and some significant stockholders of Advanced Communication Systems.

    WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS ON OUR COMMON STOCK.

    We have not paid cash dividends on our common stock within the past three years and we do not anticipate that we will pay cash dividends in the foreseeable future. We may pay cash dividends only if we comply with financial tests and other restrictions contained in agreements relating to our indebtedness.

    PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND IN DELAWARE LAW COULD DISCOURAGE TAKEOVER ATTEMPTS WE OPPOSE EVEN IF OUR STOCKHOLDERS MIGHT BENEFIT FROM A CHANGE IN CONTROL OF TITAN.

    Provisions in our certificate of incorporation and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of Titan would be beneficial to the interests of our stockholders. Our bylaws permit our stockholders to take action by written consent instead of at a meeting and to nominate directors or bring other business before stockholder meetings only if they comply with advance notice and other procedural requirements in our bylaws. Our board of directors currently has the authority under our certificate of incorporation to issue up to 2,500,000 authorized shares of its preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of Titan, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

    WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN WHICH COULD DISCOURAGE HOSTILE ACQUISITIONS OF CONTROL IN WHICH OUR STOCKHOLDERS MAY WISH TO PARTICIPATE.

    In 1995, our board of directors adopted a "poison pill" shareholder rights plan, which may discourage a third party from making a proposal to acquire Titan which we have not solicited or do not approve, even if the acquisition would be beneficial to our stockholders. As a result, our stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under our rights plan, preferred share purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of our common stock by any person or group. If triggered, these rights would entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of our common stock having a market value of two times the exercise price. In addition, if a company acquires us in a merger or other business combination not approved by the board of directors, these rights will entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

ITEM 2. PROPERTIES

    The Company's operations occupy approximately 1,000,000 square feet of space located throughout the United States. The large majority of the space is office space. Substantially all of the Company's facilities are leased. For lease commitment information, reference is made to Note 9 to the accompanying consolidated financial statements.

    It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the

Company's present needs. The Company owns substantially all of the machinery and equipment employed by it in its business.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies. Further, the Company and its subsidiaries are subject to claims and from time to time are named as defendants in legal proceedings. The Company may also assert claims from time to time. In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect the financial position or results of operations of the Company taken as a whole.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam technology. The action attacks the validity of our patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in our patent, and alleges that we have engaged in unfair competition and that our conduct constitutes patent misuse. We intend to vigorously defend our patent position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No information is required by Item 4.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange ("NYSE"). As of March 3, 2000, there were approximately 3,443 holders of record of the Company's common stock and 600 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the NYSE as of March 3, 2000, were $37.81 and $26.19, respectively. The quarterly market price ranges for the Company's common and preferred stock on the NYSE in 1999 and 1998 were as follows:

                                                     1999                  1998
COMMON STOCK                                  -------------------   -------------------
FISCAL QUARTER                                  HIGH       LOW        HIGH       LOW
--------------                                --------   --------   --------   --------
First.......................................   $ 6.25     $ 4.75     $ 6.88     $ 5.50
Second......................................    11.00       4.94       8.25       5.75
Third.......................................    14.63       9.38       6.56       3.81
Fourth......................................    48.38      13.13       6.19       4.25

CUMULATIVE CONVERTIBLE                               1999                  1998
PREFERRED STOCK                               -------------------   -------------------
FISCAL QUARTER                                  HIGH       LOW        HIGH       LOW
----------------------                        --------   --------   --------   --------
First.......................................   $11.63     $10.63     $13.38     $11.81
Second......................................    14.25      11.25      14.38      13.19
Third.......................................    15.25      14.06      14.00      11.00
Fourth......................................    32.00      14.31      11.94      11.25

    No dividends were paid on the Company's common stock in 1999 or 1998. Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

ITEM 6. SELECTED FINANCIAL DATA (in thousands of dollars, except per share data)

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
OPERATING RESULTS:
Revenues..................................  $406,551   $303,428   $275,923   $245,976   $244,882
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle....................    37,200      7,213     (1,382)     5,342      2,053
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle per common share:
    Basic.................................  $    .93   $    .18   $   (.07)  $    .14   $    .04
    Diluted...............................       .81        .18       (.07)       .14        .04

FINANCIAL POSITION:
Cash, cash equivalents and investments....  $ 11,749   $ 11,079   $ 15,882   $ 15,607   $ 14,477
Total assets..............................   406,196    192,567    183,703    193,288    163,060
Line of cedit, long-term..................   129,187     39,632         --         --         --
Other long-term debt......................     8,556     30,659     37,565     40,521      6,874
Redeemable preferred stock................        --         --      3,000      3,000         --
Stockholders' equity......................   110,748     50,711     65,447     82,279     71,691
Preferred dividends.......................       695        778        875        803        695

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document.

OVERVIEW AND OUTLOOK

    We are a leading diversified technology company that is dedicated to creating, building and launching technology-based businesses. We provide information technology, communications and electron beam food pasteurization and medical product sterilization systems and services. Through extensive government-funded research and development activities since 1981 under contracts totaling in excess of $2 billion, and through a company funded research and development program, we have accumulated a broad portfolio of technologies, intellectual property and expertise from which we have developed new businesses. The core technologies supporting our Titan Scan and Titan Wireless segments were derived from technologies originally developed for government applications. We believe that our government contracts business enhances our technical expertise with sophisticated technologies and facilitates our ability to develop commercial applications. We fund the development of commercial technologies from our technology base both internally as well as in conjunction with partners. In 1996, for example, we contributed the core technology to form Servnow! NetTechnologies, Inc., which is now known as IPivot, Inc. IPivot develops software products that improve the performance of server farms, web sites and software applications. We raised the capital required to fund IPivot from venture capital sources. In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest when IPivot was acquired by Intel Corporation. We plan to continue building our technology portfolio, identifying commercial applications and entering into strategic relationships to further our growth. We believe that each of our four core businesses -- Titan Systems, Cayenta, Titan Scan and Titan Wireless -- is well positioned in its respective market for sustained long-term growth, and our business strategy is to spin these businesses off to become independent stand-alone public companies.

    We have organized our business into five segments that reflect the specific markets and industries in which we operate:

SEGMENT                                      SEGMENT DESCRIPTION
-------                                      -------------------
Titan Systems...........  Information technology and communications solutions for defense, intelligence, and other U.S. and allied
                          government agencies

Cayenta.................  Total services provider of comprehensive information technology solutions for its customers' business
                          functions, including e-business, finance, accounting,
                          customer billing and collection, contract management,
                          supply-chain management and equipment monitoring and
                          maintenance

Titan Scan..............  Electron beam food pasteurization and medical product sterilization systems and services

Titan Wireless..........  Satellite communication systems and services which provide telephony in developing countries

Emerging Technologies...  Development of commercial applications for technologies created by our other business segments through internal
                          and government-sponsored research and development programs

    Each of Titan Systems, Titan Scan and Titan Wireless is a wholly owned subsidiary of ours, and has a management team that has significant relevant experience in the segment's particular business and market area. Consistent with our strategy of aligning management motivation with stockholder interests, each of these wholly owned subsidiaries has its own key employee stock option plan to foster an entrepreneurial environment. We have created stock option plans for each of Titan Systems, Titan Scan and Titan Wireless. As of December 31, 1999, Titan Systems had approximately 13% of its fully diluted common stock that had been reserved for issuance under its plan, and each of Titan Scan and Titan Wireless had approximately 16% of their fully diluted common stock that had been reserved for issuance under their respective plans.

    We control approximately 97% of the voting power of Cayenta through our ownership of 10 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. Cayenta has filed a registration statement on Form S-1 for an initial public offering of an as yet undetermined number of shares of its Class A common stock. If the proposed offering is completed, the 2,345,000 outstanding shares of Series A preferred stock of Cayenta will convert into Class A common stock of Cayenta. We cannot be certain that Cayenta will be able to complete its offering or complete the offering at the currently expected offering size. We currently expect to retain in excess of 90% of the voting power of Cayenta following its proposed initial public offering. In addition, Cayenta has reserved 2,500,000 shares of Class A common stock under stock option plans. Cayenta has also issued warrants for 495,800 shares of its Class A common stock that have a weighted average exercise price of $13.11 per share.

TITAN SYSTEMS

    Titan Systems provides and is expected to continue to provide the largest percentage of our consolidated revenues. During the year ended December 31, 1999, Titan Systems had total revenues of $311.4 million, which represented 76.6% of our consolidated revenues for the period. Titan System's revenues have continued to grow internally and through our well-defined strategy of increasing our core competencies through acquiring defense information technology companies as part of the industry consolidation of defense companies. We expect to continue to support this segment's growth through strategic acquisitions.

    On February 25, 2000, we consummated a merger with Advanced Communication Systems, Inc. in a stock-for-stock, pooling of interests transaction. Advanced Communication Systems provides communications, information systems and aerospace services and solutions primarily to U.S. government agencies. During the twelve months ended September 30, 1999, Advanced Communication Systems had revenues from government contracts of approximately $199 million. Advanced Communication Systems itself has participated in the industry consolidation and acquired another company in September 1999 in a cash transaction accounted for as a purchase. As of December 31, 1999, Advanced Communication Systems had recorded goodwill of $71.2 million that is being amortized over a period from five to 40 years in connection with its acquisitions.

    During 1999, Titan Systems acquired System Resources Corporation ("System Resources") for a cash purchase price of approximately $35 million, subject to certain post-closing working capital adjustments and offsets for indemnification claims, consisting of approximately $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable, subject to purchase price adjustments and indemnification claims, on June 9, 2000. In addition, we agreed to pay the System Resources stockholders one-half of approximately $1.5 million in System Resources receivables aged more than 720 days to the extent that any of those receivables are collected within the two-year period following the closing date, net of certain post-closing adjustments and indemnification obligations that are offset against such collections. We also retired approximately $10 million in System Resources indebtedness. Also in 1999, Titan Systems acquired Atlantic Aerospace Electronics Corporation for cash of approximately $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards, subject to offsets for indemnification claims. We accounted for both of these acquisitions as purchases and recorded approximately $44.2 million in goodwill, which is being amortized on a straight-line basis over 40 years.

    During 1998, we completed five acquisitions, DBA Systems, Inc. on February 27th, Validity Corporation on March 31st, Horizons Technology, Inc. on June 30th, VisiCom Laboratories, Inc. on August 24th, and Delfin Systems, Inc. on October 23rd. With the exception of the Validity acquisition, each of these mergers was a stock-for-stock transaction accounted for as a pooling of interests. We recorded goodwill of approximately $18.9 million in connection with the Validity transaction, which is being amortized over 30 years.

    Titan Systems' backlog, including both funded and unfunded backlog, was approximately $615 million at December 31, 1999. Titan Systems also had remaining priced options of approximately $218 million at December 31, 1999. The acquisition of Advanced Communication Systems will substantially increase this backlog. At September 30, 1999, Advanced Communication Systems had funded and unfunded backlog of $704.6 million, including priced options of $399.8 million which we do not include in our backlog. Although backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur.

    Titan Systems' operating margin is affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. Significant portions of Titan Systems' contracts are cost reimbursement contracts, under which Titan Systems is reimbursed for all actual costs, plus a fee or profit. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower. The U.S. government also has awarded Titan Systems fixed-price contracts. Such contracts carry higher financial risks because Titan Systems must deliver the contracted services at a cost below the fixed price in order to earn a profit.

    The following table summarizes the percentage of government revenues of Titan Systems attributable to each contract type for the period indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                             ----------------------
CONTRACT TYPE                                                  1998          1999
-------------                                                --------      --------
Cost Reimbursement.........................................    49.8%         48.2%
Fixed-Price................................................    32.0          21.0
Time and Materials.........................................    18.2          30.8
                                                              -----         -----
                                                              100.0%        100.0%
                                                              =====         =====

The percentage of Advanced Communication Systems' revenues attributable to cost reimbursement contracts was 45.0%, the percentage attributable to fixed-price contracts was 23.0%, and the percentage attributable to time and materials contracts was 32.0%, for the twelve months ended September 30, 1999.

    Revenues on cost reimbursement contracts are recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenues on time and materials contracts are recognized at the contractual rates as labor hours and direct expenses are incurred. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.

CAYENTA

    During the period between 1995 and January 1999, Cayenta developed its systems integration and software application expertise. In January 1999, Cayenta acquired substantially all of the assets of Transnational Partners II, LLC ("Transnational Partners"), a consulting company that focused on systems integration and architecture, to broaden its capabilities in those areas and access Transnational Partners' customer base. Cayenta acquired these assets for an initial installment of $7.0 million in cash and 2,345,000 shares of its convertible preferred stock. In February 2000, Cayenta paid off an additional $2.8 million note that it issued as part of its acquisition of Transnational Partners, plus 7% interest thereon. During late 1999, Cayenta acquired JB Systems, Inc., an enterprise asset management company doing business under the name Mainsaver ("Mainsaver"), that sells software that enables its customers to efficiently manage their equipment maintenance processes. Cayenta acquired Mainsaver for $13.2 million in cash, subject to certain post-closing adjustments, of which $9.7 million was paid at the closing. Of the $3.5 million withheld at the closing, $0.5 million is due in March 2000, and $3.0 million is due in May 2001, plus 7.5% interest thereon in each case, after satisfaction of possible working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $1.9 million to reduce outstanding indebtedness of Mainsaver. Also during late 1999, Cayenta acquired Assist Cornerstone Technologies, Inc. ("Assist"), a company that sells e-commerce software. Cayenta acquired Assist for 516,458 shares of its Class A common stock and approximately $13 million in cash, of which $10 million was paid at the closing. Of the $3.0 million withheld at the closing, $1.7 million is due in March 2000 and $1.3 million is due in June 2001, plus 8% interest thereon in each case, after satisfaction of possible working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.2 million to retire outstanding indebtedness of Assist. Cayenta also acquired SFG Technologies Inc. ("SFG Technologies"), a company that sells software to utilities that utilities use to manage and monitor rate setting, billing, collection and settlement transactions, during the fourth quarter of 1999. Cayenta acquired SFG Technologies for $11.6 million in cash, of which $9.6 million was paid at the closing. Of the approximately $2.0 million placed into escrow at the closing, approximately $0.5 million is due in March 2000 and $1.5 million is due in June 2001, after satisfaction of possible working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.1 million to retire outstanding indebtedness of SFG Technologies. Cayenta intends to integrate the software and solutions developed by these companies into its total services provider, or TSP, offering.

    In September 1999, together with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis, a company that focuses on configuring customers' software applications, Cayenta established Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions, including TSP offerings, to the utility industry. Cayenta owns a 10% equity interest in Soliance and has a management services agreement with Soliance under which it provides TSP services to Soliance's customers.

    Cayenta has historically derived its revenues from its consulting services and from sales of its proprietary software applications. For the twelve months ended December 31, 1999, Cayenta's revenues from consulting services represented 94.6% of its actual revenues and its revenues from software applications represented 5.4% of its actual revenues. Cayenta provides its services primarily on a fixed-time, fixed-price basis and, to a lesser extent, on a time and materials basis. Under its fixed-time, fixed-price contracts, Cayenta recognizes revenues on a percentage of completion basis. Cayenta's fixed-time, fixed-price contracts usually require an advance payment from its customer with additional payments due on achievement of specific milestones or on a predetermined schedule. Revenues earned but not yet billed are recorded as unbilled receivables. Under its time and materials contracts, Cayenta is paid at an agreed upon hourly rate for the actual time spent on a customer's projects, and revenues are recorded at the time services are performed. For the twelve months ended December 31, 1999, Cayenta's consulting services revenues from fixed-time, fixed-price contracts represented 70.0% of its actual consulting services revenues and its consulting services revenues from time and materials contracts represented 30.0% of its actual consulting services revenues. Each of Mainsaver, Assist and SFG Technologies recognizes revenues from the sale of its proprietary software when the software is delivered and accepted, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The related software support and maintenance is billed at the beginning of the maintenance period, recognized ratably over the term of the applicable contract and recorded as deferred revenues until recognized.

    Cayenta intends to focus its sales and marketing efforts on its TSP offering. As Cayenta expands the portion of its business that is based on its TSP offering, Cayenta intends to enter into contracts with terms of between three and five years. Cayenta expects revenues from its TSP offering to consist of periodic recurring fees from ongoing services that will be recognized ratably over the applicable contract's term. To the extent that Cayenta is able to enter into contracts of this type, we expect that Cayenta's historic consulting services and software applications types of revenues will decrease as a percentage of total revenues.

    Historically, Cayenta's interest expense has related to borrowings from us to fund its acquisitions and working capital requirements. As of March 20, 2000, Cayenta owed approximately $68.4 million to us under a credit facility on which Cayenta will make quarterly interest payments at the greater of the rate of 10% per annum or our effective weighted average interest rate under our senior credit facility. Titan's effective weighted average interest rate is calculated at any given period of time by multiplying the daily balance of Titan's total bank debt outstanding times the applicable interest rate for that day, which yields an interest expense amount for that day. The sum of the daily interest expense amount is divided by the sum of the daily balances of the total bank debt outstanding to yield a daily weighted effective interest rate which is then multiplied by 365 to yield an annual weighted average interest rate. Cayenta may not use the proceeds of its proposed initial public offering to pay amounts outstanding under its credit facility with us.

    Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta has recorded deferred compensation related to these option grants in an aggregate amount of $203 through December 31, 1999. As of December 31, 1999, there are 654,500 options outstanding that are subject to this buyback provision, for which Cayenta expects to record deferred compensation expense equal to the difference between these options' exercise price of $0.36 per share and the price per share in the proposed initial public offering multiplied by all 654,500 options. Upon the occurrence of an initial public offering, the options convert to fixed price options. Cayenta also issued 645,500 options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of $638 and will amortize this deferred charge to expense over the four-year vesting period of these options. We expect that there will be an additional charge related to deferred compensation at the time the initial public offering closes, and that this charge may be material.

    If Cayenta completes its proposed initial public offering, Cayenta expects to incur operating losses as it invests in the further development of its total services provider, or TSP, offering. Cayenta expects its selling, general and administrative expenses to increase significantly as it expands its recruiting efforts, further develops and launches its TSP offering, initiates its branding campaign, increases its direct sales staff and builds its administrative infrastructure. Cayenta also expects its research and development expenses to increase as it integrates recently acquired software into, and further develops, its TSP offering.

TITAN SCAN

    Titan Scan currently derives primarily all its revenues from providing turnkey medical product sterilization systems for use at a customer's own facility and from providing medical product sterilization services at Titan-owned facilities in San Diego and Denver. Titan Scan's San Diego and Denver facilities currently run seven days per week, perform sterilization services for an average of 19 hours per day, and have performed over 100,000 hours of contract sterilization services.

    Titan Scan currently derives a small portion of its revenues, and in the future expects to derive significant revenues, from providing electron beam food pasteurization services using our SureBeam technology. In December 1999, the U.S. Department of Agriculture ("USDA") issued regulations setting forth guidelines for the irradiation of meats. In anticipation of these regulations, Titan Scan built, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, the first electron beam food pasteurization facility in the United States. In addition, Titan Scan entered into multiyear arrangements with many of the major poultry and meat providers in the United States, including Cargill, IBP, Tyson Foods, Emmpak and Huisken Meats, among others. Titan Scan's multiyear arrangements with its customers generally provide that Titan Scan will be the exclusive provider of electronic pasteurization services whenever these companies elect to use pasteurization technology. Our Sioux City, Iowa facility became operational in December 1999 and once at full capacity will be able to pasteurize in excess of 250 million pounds of product annually. In
January 2000, Titan Scan agreed to build a second facility in Arkansas with a strategic partner. The strategic partner will form a new entity to operate the SureBeam system, and Titan Scan will own a minority interest in the new entity. The facility is scheduled to become operational in December 2000. Also in January 2000, Titan Scan announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, Titan Scan will hold an equity interest in the new entity, and Mitsubishi will market Titan Scan's SureBeam technology in Japan. We cannot be certain that consumers will accept irradiated foods and that meat and poultry providers and producers will begin to use our pasteurization services. We also cannot guarantee the volume of beef or poultry that meat and poultry providers and producers will elect to have electronically pasteurized.

    Together with a strategic partner, we are currently building a facility in Hilo, Hawaii that will use our SureBeam technology for the disinfestation of fruits and vegetables produced in Hawaii. Titan Scan will receive revenues from the installation of our system in the plant and has an option to purchase up to a 20% minority equity interest in the entity operating the facility, which will receive revenues from disinfestation services. We cannot be certain that the facility will attain market acceptance or generate significant revenues that will be realized by Titan Scan through profit allocations if Titan Scan exercises its option to purchase an equity interest in the entity operating the facility.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam technology. The action attacks the validity of our patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in our patent, and alleges that we have engaged in unfair competition and that our conduct constitutes patent misuse. We intend to vigorously defend our patent position. However, a finding in favor of Ion Beam Applications in this action could adversely affect our business, financial condition and results of operation by reducing the growth of our Titan Scan business segment and preventing us from generating the revenues that we expect from food pasteurization.

    With respect to equipment sales, we recognize revenue on a percentage of completion basis. Service revenues are recognized as the related services are performed.

    If irradiated foods gain market acceptance, Titan Scan expects that its revenues from pasteurization services would increase significantly. Depending upon market demand, Titan Scan may build additional food pasteurization facilities, which would increase its level of capital expenditures.

TITAN WIRELESS

    Titan Wireless develops and produces advanced satellite ground terminals, satellite voice/data modems, networking systems and other products to support telephony in developing countries for government and commercial customers worldwide. Titan Wireless' technology relies heavily on our Demand Assigned Multiple Access, or DAMA, technology, which enables more cost-effective and efficient use of satellite transmission capacity by allowing each ground terminal in a satellite network to communicate with any other terminal in the network.

    To date, Titan Wireless' revenues have been generated primarily through the sale of products to commercial carriers of telephony services. Titan Wireless is increasingly seeking to generate recurring service revenues from the telephony systems it installs, and intends to derive at least 50% of all future revenues from providing telecommunications services. In 1999, Titan Wireless formed Sakon LLC with Sakon Corporation to provide carrier, direct dial telephony and enhanced communications services, including voice over IP and Internet services, in certain developing countries. In November 1999, Titan Wireless formed a strategic relationship with Telecel International Limited, a large wireless communications service provider to the African continent, to provide satellite-based telecommunications services in Africa.

    Titan Wireless' wholly-owned subsidiary, Titan Africa, Inc., is building a satellite-based telephone system for Benin's national telephone company. Titan Wireless, the prime contractor for the project, will install the major satellite hub, the Very Small Aperture Terminal hardware, the billing system and network control system. Alcatel of France is a major subcontractor to Titan Wireless on this project, and will handle the delivery, installation and integration of the digital cellular system, wireless local loop, fiber optic system and primary hub switching technology of the system. Titan Wireless will build out the entire system, which is expected to be completed in 2001, co-operate the system with the national telephone company for approximately eight years, and then transfer the operations to the national telephone company. A majority of the build-out costs under this contract will be subcontract costs payable by Titan Wireless to Alcatel. Titan Wireless' operating margin on work performed by subcontractors is substantially lower than its operating margin on work it performs itself. In addition to realizing revenue and profit on the equipment portion of the project, Titan Wireless will share in the revenue and profit generated by the system while it is co-operating the system.

    With respect to systems sales, we recognize revenue on a percentage of completion basis. For equipment sales, we recognize revenue on shipment. Service revenues are recognized as the related services are performed. As Titan Wireless increases the number of developing countries in which it provides international long distance telecommunications, Titan Wireless expects its revenues and operating income to increase.

EMERGING TECHNOLOGIES AND BUSINESSES

    This segment's operating activities consist primarily of the ImagClear 5000 fingerprint digitization system business, our truck and train tracking and monitoring system business and other early stage commercial businesses, including businesses in which we have less than a 20% equity interest. Emerging Technologies pursues commercial applications for technologies originally developed in our Titan Systems' segment or developed by defense companies we have acquired.

    In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest in IPivot, Inc., which was acquired by Intel Corporation. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments. IPivot develops software products that improve the performance of server farms, web sites and software applications. In 1996, we contributed the core technology to form Servnow! NetTechnologies, Inc., which later changed its name to IPivot. IPivot was one of the businesses contained in our Emerging Technologies segment. The entire amount received from Intel was recorded as a gain.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $275,923   $303,428   $406,551
Cost of revenues............................................   216,553    232,041    314,369
Selling, general and administrative.........................    36,731     37,553     46,583
Research and development....................................     7,466      5,590      6,690
Acquisition related charges and other.......................     6,600      9,891    (28,880)
                                                              --------   --------   --------
Operating profit............................................     8,573     18,353     67,789
Interest expense, net.......................................     5,771      6,985      8,606
Income tax provision........................................     4,184      4,155     21,983
Cumulative effect of change in accounting principle, net....        --    (19,474)        --
Loss from discontinued operations, net......................   (17,930)    (7,444)    (5,600)
                                                              --------   --------   --------
Net income (loss)...........................................  $(19,312)  $(19,705)  $ 31,600
                                                              ========   ========   ========

SEGMENT FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
TITAN SYSTEMS
  Revenues..................................................  $225,686   $259,442   $311,412
  Operating profit..........................................     8,361     25,270     24,999
SOFTWARE SYSTEMS
  Revenues..................................................    17,374     21,470     45,922
  Operating profit..........................................     4,580      5,137      6,962
TITAN SCAN
  Revenues..................................................     8,254     11,184     14,295
  Operating profit (loss)...................................      (204)     1,121      2,039
TITAN WIRELESS
  Revenues..................................................    18,405      6,717     27,325
  Operating profit (loss)...................................    (1,074)    (6,732)     5,063
EMERGING TECHNOLOGIES AND BUSINESSES
  Revenues..................................................     6,204      4,615      7,597
  Operating profit (loss)...................................      (286)        34     43,143

CORPORATE OTHER.............................................    (2,804)    (6,477)   (14,417)
                                                              --------   --------   --------
TOTAL REVENUES..............................................  $275,923   $303,428   $406,551
TOTAL OPERATING PROFIT......................................  $  8,573   $ 18,353   $ 67,789

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

AS A PERCENTAGE OF REVENUES

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%
Cost of revenues............................................    78.5          76.5          77.3
Selling, general and administrative.........................    13.3          12.4          11.5
Research and development....................................     2.7           1.8           1.6
Acquisition related charges and other.......................     2.4           3.3          (7.1)
                                                               -----         -----         -----
Operating profit............................................     3.1           6.0          16.7
Interest expense, net.......................................     2.1           2.3           2.1
Income tax provision........................................     1.5           1.4           5.4
Cumulative effect of change in accounting principle, net....      --          (6.4)           --
Loss from discontinued operations, net......................    (6.5)         (2.4)         (1.4)
                                                               -----         -----         -----
Net income (loss)...........................................    (7.0)%        (6.5)%         7.8%
                                                               =====         =====         =====

    Historically, we operated our business in five segments -- Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization, Communications Systems and Emerging Technologies and Businesses. We have renamed three of our five historical segments as follows: Information Technologies has been renamed Titan Systems, Medical Sterilization and Food Pasteurization has been renamed Titan Scan and Communications Systems has been renamed Titan Wireless. All of our segments are comprised of multiple operating entities.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

    CONSOLIDATED. Our consolidated revenues increased from $275.9 million in 1997 to $303.4 million in 1998 and from $303.4 million in 1998 to $406.6 million in 1999. Increased revenues were reported across all business units in 1999, with the most notable increases in our Titan Wireless segment and our Software Systems segment, with revenue increases of 307% and 114%, respectively in 1999. Revenue growth in 1999 was primarily attributable to the impact of the acquisitions of System Resources Corporation and Atlantic Aerospace Electronics Corporation made in 1999 in our Titan Systems segment, the acquisition of substantially all of the assets of Transnational Partners II and other new business by Cayenta, and shipments of hardware to Benin, Africa in our Titan Wireless segment. Revenue growth in 1998 was primarily attributable to the impact of acquisitions made and integrated into our Titan Systems segment, work performed on new business in the Software Systems segment, and the near-completion of two SureBeam systems in our Titan Scan segment.

    TITAN SYSTEMS. Titan Systems' revenues increased from $225.7 million in 1997 to $259.4 million in 1998 and from $259.4 million in 1998 to $311.4 million in 1999. The increase in 1999 primarily relates to $30.1 million of revenue generated from System Resources Corporation, which was purchased in June 1999, and to a lesser extent, due to internal revenue growth experienced in certain of our information technology businesses. The increase in 1998 primarily relates to $23.0 million of revenue generated from Validity, which was purchased in March 1998, and to a lesser degree, revenues related to a claim with the U.S. government for work performed in a prior year, and internal revenue growth experienced in certain of our product based businesses.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $17.4 million in 1997 to $21.5 million in 1998 and from $21.5 million in 1998 to $45.9 million in 1999. The increase in 1999 resulted primarily from revenues generated from several new customers, the largest of which was the government of Washington D.C., which revenues derived were $15.3 million in 1999, and revenues of approximately $11.1 million derived from Cayenta's contract with Sempra Energy. Revenues from the Federal Aviation Administration accounted for approximately $8.9 million, $11.2 million and $8.5 million of Software Systems' revenues during 1997, 1998 and 1999, respectively. Cayenta expects to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN SCAN. Titan Scan's revenues increased from $8.3 million in 1997 to $11.2 million in 1998 and from $11.2 million in 1998 to $14.3 million in 1999. The increase in 1999 is primarily related to revenues recognized, using the percentage-of-completion method of accounting, on the Company's first x-ray pasteurization system for Hawaii Pride, and to a lesser extent, due to the completion of two medical sterilization in line systems. The revenue increase in 1998 resulted from the work performed on two medical sterilization systems noted previously, which were ordered by customers in late 1997, and which were substantially completed during 1998. Increased processing of medical products at our two medical sterilization facilities also contributed to this revenue growth in 1998. Revenues in 1997 were also favorably impacted by increased processing of medical products as well as the sale of our turnkey sterilization systems to Guidant Corporation and Baxter Healthcare.

    TITAN WIRELESS. Titan Wireless' revenues decreased from $18.4 million in 1997 to $6.7 million in 1998 and increased from $6.7 million in 1998 to $27.3 million in 1999. The increase in 1999 revenues was due primarily to the shipments of hardware for a telecommunications systems Titan Wireless is building in Benin, Africa, and, to a lesser extent, the launching of international long distance service by Titan's consolidated joint venture, Sakon LLC in the countries of El Salvador, Cameroon, Jordan, Kuwait and Saudi Arabia. The decline in 1998 revenues was due primarily to the decreased shipments made on our contract with Pasifik Satelit Nusantara for telephony units in Indonesia, resulting from the political and economic conditions in Indonesia.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues decreased from $6.2 million in 1997 to $4.6 million in 1998 and increased from $4.6 million in 1998 to $7.6 million in 1999. The increase in 1999 was due to increased shipments of digitized fingerprint systems. The decrease in 1998 was due primarily to the wind-down of our environmental consulting business during the first quarter of 1998, partially offset by increased sales volume of our fingerprint digitization systems.

SELLING, GENERAL AND ADMINISTRATIVE

    Our SG&A expenses increased from $36.7 million in 1997 to $37.6 million in 1998 and from $37.6 million in 1998 to $46.6 million in 1999. SG&A, as a percentage of revenues, decreased from 13.3% in 1997 to 12.4% in 1998 and from 12.4% in 1998 to 11.5% in 1999. The reductions in 1998 and 1999 reflect the impact of cost reduction measures as well as economies of scale and efficiencies that have been achieved. In addition, we have eliminated many duplicate functions and costs as part of our process of integrating certain of our acquired businesses. In early 1997, we implemented a streamlining process of our administrative functions. This process focused on eliminating redundancies, and resulted in increased efficiencies, reduced infrastructures, and, ultimately, reduced costs. This process continued throughout 1998 and 1999, and we intend to continue to seek these cost savings.

RESEARCH AND DEVELOPMENT

    Our R&D expenses decreased from $7.5 million in 1997 to $5.6 million in 1998 and from $5.6 million in 1998 to $6.7 million in 1999. The increased level of R&D expenditures in 1999 was primarily related to increased development costs for certain imaging and video processing products. The reduced level of R&D expenditures in 1998 primarily reflects the completion of certain development and certification efforts of certain defense communications products within our Titan Systems segment which were substantially completed in 1997.

OPERATING PROFIT

    CONSOLIDATED. Our operating profit increased from $8.6 million in 1997 to $18.4 million in 1998 and increased from $18.4 million in 1998 to $67.8 million in 1999. Our operating profits have been significantly impacted by a number of factors in each of 1997, 1998 and 1999. The 1999 operating results include a net credit of $28.9 million, reflecting a $41.8 million gain we realized on the sale of our minority ownership interest in IPivot, net of $12.9 million of acquisition, integration, and reorganization costs. These costs are primarily comprised of estimated costs to eliminate duplicate leased facilities, including lease cancellation costs, employee termination costs related to approximately 32 employees, employee relocation costs, and the write-down of certain assets, as well as direct professional fees related to the reorganization and integration of certain businesses within our Titan Systems subsidiary. The 1998 operating results include a charge of $9.9 million primarily related to the direct transaction costs incurred on the Delfin, VisiCom, Horizons and DBA mergers, and to a lesser degree certain costs incurred to integrate these businesses into us, as well as certain integration costs incurred in other business segments. The 1997 operating results include a charge of $9.8 million related primarily to provisions taken to reflect certain asset impairments and an estimated environmental liability pertaining to a DBA manufacturing facility which is held for sale.

    TITAN SYSTEMS. Titan Systems' operating profit increased from $8.4 million in 1997 to $25.3 million in 1998 and decreased slightly from $25.3 million in 1998 to $25.0 million in 1999. The 1999 operating results include a charge of $4.7 million of acquisition, integration and reorganization costs primarily comprised of costs to eliminate duplicate facilities, lease termination costs and employee termination and relocation costs. The 1998 operating income includes a charge of $7.2 million related to $6.8 million of special acquisition and integration related charges principally comprised of direct transaction and integration costs incurred by us in connection with the mergers of DBA, Horizons, VisiCom and Delfin and $0.4 million of costs incurred to file a registration statement with the SEC which was ultimately withdrawn. The 1997 operating income includes charges of $9.8 million related to the write down of property held for sale, an estimated environmental liability for DBA, which we acquired during 1998 and for which we recorded a special charge of $3.0 million during 1997, and certain other asset write-downs recorded in connection with the acquisition of DBA. Excluding the impact of these charges, Titan Systems' operating income increased from $18.2 million in 1997 to $32.5 million in 1998 and decreased from $32.5 million in 1998 to $29.7 million in 1999. The reduced operating income in 1999 reflects the increased utilization of subcontractors, resulting in lower operating margins, and increased planned investments in research and development for certain imaging and video processing products. We expect to continue this level of increased research and development expenditures in fiscal 2000. The increased operating income in 1998 is primarily a result of the increased revenue volumes.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' operating profit increased from $4.6 million in 1997 to $5.1 million in 1998 and from $5.1 million in 1998 to $7.0 million in 1999. Included in the 1999 operating results is a $2.1 million charge related to reorganization and severance costs we incurred primarily during the fourth quarter to restructure and wind-down our Year 2000 business unit. Employee termination costs, facilities costs and lease termination costs comprised a substantial portion of this charge. Excluding the impact of this charge, Software Systems' operating profit increased from $4.6 million in 1997 to $5.1 million in 1998 and to $9.1 million in 1999. The increased operating profit in 1999 and 1998 reflects the impact of the increased revenues discussed previously.

    TITAN SCAN. Titan Scan's operating results improved from an operating loss of $0.2 million in 1997 to operating profit of $1.1 million in 1998 and from $1.1 million operating income in 1998 to $2.0 million in 1999. Included in the 1999 operating results is $0.8 million of reorganization and restructuring costs consisting primarily of employee termination and relocation costs. Excluding the impact of these costs, Scan's operating income increased from an operating loss of $0.2 million in 1997 to operating income of $1.1 million in 1998 and to operating income of $2.9 million in 1999. Increased operating profits in 1999 and 1998 were a result of the increased revenue volumes noted previously. Management does not expect this trend to continue due to increased investments to be made in this business.

    TITAN WIRELESS. Titan Wireless' operating performance declined from an operating loss of $1.1 million in 1997 to an operating loss of $6.7 million in 1998 and improved from an operating loss of $6.7 million in 1998 to an operating profit of $5.1 million in 1999. The 1998 operating results include special charges of $2.4 million including pre-operating and start-up costs of $0.5 million related to the Titan Africa, Benin operation, $1.4 million related to employee termination and retention costs related to the reorganization of this business, as well as approximately $0.5 million related to costs on the previously mentioned registration statement with the SEC which was ultimately withdrawn. Excluding the impact of these charges, operating loss, as adjusted, was $4.3 million in 1998 compared to an operating loss of $1.1 million in 1997 and operating income of $5.1 million in 1999. The improved operating income in 1999 is directly related to the increase in revenues noted previously. The increase in operating loss in 1998 was attributable to the decline in revenues noted above.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results improved from an operating loss of $0.3 million in 1997 to operating income of $0.03 million in 1998 and improved from operating income of $0.03 million in 1998 to operating income of $43.1 million in 1999. Included in the 1999 operating results is a $41.8 million gain resulting from the sale of the Company's approximate 8% equity interest in IPivot. Excluding the impact of this gain, operating income was $1.4 million. The improved operating results in 1999 and 1998 were due primarily to the increase in revenues discussed above.

INTEREST EXPENSE, NET

    Our net interest expense increased from $5.8 million in 1997 to $7.0 million in 1998 and from $7.0 million in 1998 to $8.6 million in 1999. Net interest expense has increased over 1997, 1998 and 1999, primarily as a direct result of the increased level of our borrowings, primarily to fund the growth in the various segments, and to fund the acquisitions of System Resources Corporation and Atlantic Aerospace Electronics Corporation in 1999. In 1998 and 1997, the principal component of interest expense was related to our convertible senior subordinated debentures, all of which had been converted into our common stock or redeemed by the end of the fourth quarter of 1999. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $10.8 million in 1997 at a weighted average rate of 8.1%, $28.9 million at a weighted average interest rate of 7.7% during 1998, and $88.8 million at a weighted average interest rate of 7.9% during 1999. Also included in interest expense is interest on our deferred compensation and retiree medical obligations. Interest expense related to these items was $0.8 million for 1997, $0.9 million for 1998, and $1.1 million for 1999. We expect interest expense to increase due to increased levels of borrowings, acquisitions and investments in commercial businesses.

INCOME TAXES

    Income taxes reflect effective rates of 149% in 1997 and 37% in 1998 and 1999. The difference between the actual provision and the effective rate (based on the United States statutory tax rate) was due primarily to the utilization of net operating losses in 1999 and to state income taxes in 1998. The increased rate in 1997 was due primarily to significant non-deductible expenses which were recorded for financial reporting purposes, as well as the inability to offset losses of certain acquired entities with income of other entities. We anticipate that our effective income tax rate will remain stable in the foreseeable future at an approximate rate of 30% to 40%, before the impact of specific transactions such as acquisitions.

NET INCOME (LOSS)

    Our reported net loss increased from $19.3 million in 1997 to $19.7 million in 1998 and from a net loss of $19.7 million in 1998 to net income of $31.6 million in 1999. Included in the net income for 1999 is the

$41.8 million gain from the sale of the Company's interest in IPivot, net of certain integration, acquisition and reorganization costs of $12.9 million. Included in the net income for 1999 and the net losses for 1997 and 1998 are net losses from discontinued operations of $5.6 million, $17.9 million and $7.4 million, respectively, relating to our winding down of our access control systems and broadband communications businesses as well as operations discontinued by certain of the companies acquired by us during 1998. In addition, we adopted Statement of Position (SOP) 98-5 ("Start-up Costs") in 1998, which resulted in a $19.5 million write-off of capitalized start-up costs recorded as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities.

    Our operating activities provided cash of $21.2 million in 1999, primarily due to the cash received from the IPivot sale, partially offset by an increase in receivables and inventory. Our investing activities used cash of $97.7 million in 1999, primarily to fund the acquisitions that we completed during that period. Our financing activities provided cash of $81.5 million, which amount primarily reflected additional borrowings under our then-effective senior credit facility. We replaced that senior credit facility on February 23, 2000 with a new $275 million facility funded by a new bank syndicate, with Credit Suisse First Boston as administrative agent.

    The new credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries. The $275 million facility is comprised of a seven-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, a six-year senior secured term loan facility in an aggregate principal amount of $100 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility would mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facility would mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, we would have the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require us to maintain minimum interest and fixed charge coverages and levels of net worth. Cayenta and its subsidiaries shall cease being guarantors under the new credit facility, and their assets shall no longer be collateral for the new bank syndicate if Cayenta completes its proposed initial public offering.

    On February 9, 2000, Titan Capital Trust, our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES") at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 of an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from us 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from us on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to us. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date established by the remarketing agent. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. We can, on one or more occasions, defer the interest payments due on the debentures (which will result in a deferral of the distribution payments due on the HIGH TIDES) for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). We may redeem the debentures (which will result in the redemption of the HIGH TIDES) in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date established in the remarketing agreement, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    We used $100 million of the new term loan facility and part of the total $250 million proceeds from the sale of the debentures to repay all outstanding balances on our previous credit facility, which aggregated approximately $152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES proceeds to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. As of March 8, 2000, we have $100 million in outstanding borrowings on our secured term loan facility, $1.9 million in letters of credit and $97 million in cash and cash equivalents.

    We have a receivable of approximately $3.9 million from our Indonesian customer, PSN, due on September 30, 2000, which accrues interest at 10% per annum. At any time prior to the payment of the obligation in full, we may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required to immediately pay to us the lesser of the $3.9 million or the total amount of the outstanding balance owed to us. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to us will be renegotiated at that time. Titan received a payment of $3.9 million from PSN in the third quarter of 1999, in accordance with the negotiated payment terms.

    In September 1999, Cayenta established Soliance, LLC, a joint venture formed with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis. Cayenta invested $5 million in cash in this joint venture.

    In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest in IPivot, Inc. when IPivot was acquired by Intel Corporation. IPivot develops software products that improve the performance of server farms, web sites and software applications, and was one of the businesses in our Emerging Technologies segment. In 1996, we formed Servnow! NetTechnologies, Inc., which later changed its name to IPivot, and contributed its core technology. We are entitled to receive up to approximately $3 million in additional purchase price upon expiration of the escrow arrangements for this transaction.

    During the fourth quarter of 1999, Cayenta acquired Mainsaver, Assist and SFG Technologies to further develop its TSP offering. Cayenta paid cash at the closings for these acquisitions of approximately

$37.5 million, which went to the applicable sellers as well as to retire outstanding indebtedness and redeem outstanding redeemable preferred stock of the entities acquired. Holdbacks and other amounts due, subject to post-closing adjustments and indemnification obligations, within the next eighteen months related to these acquisitions total $8.5 million at December 31, 1999.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan
Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments beginning on December 31, 2000, and ending on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The equipment provided by Titan Africa will be paid for in seven equal semi-annual installments commencing December 31, 2000. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding could be paid in full prior to December 31, 2003. As of December 31, 1999, approximately $8 million was drawn on this facility.

    As part of our strategy of seeking external financing to grow our commercial businesses, our Cayenta subsidiary has filed a registration statement for an initial public offering of its common stock. We cannot guarantee that Cayenta will succeed in completing the offering, which may be adversely affected by market conditions or other factors. We have extended a credit facility of up to a maximum of $70.0 million to Cayenta under which Cayenta owed us approximately $68.4 million as of March 20, 2000. Cayenta may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our new credit facility as described above and other available cash sources. Management believes that the combination of net proceeds from the HIGH TIDES offering, amounts available under the new credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2000 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments. As of December 31, 1999, we did not hold any material amounts of marketable securities. The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions in furtherance of our strategy. As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For terms relating to our long-term debt, see Note 8 of the notes to our consolidated financial statements.

                                     2000          2001          2002          2003          2004         BEYOND        TOTAL
                                   --------      --------      --------      --------      --------      --------      --------
Assets: None

Liabilities:
Long-term debt, including debt
  due within one year:
  Fixed rate....................   $ 3,404       $ 3,765       $ 2,504       $ 2,286       $    --       $    --       $ 11,959
  Average interest rate.........      8.35%         9.14%         9.41%         9.50%           --%           --%          9.04%
  Variable rate.................   $10,336       $13,562       $18,500       $22,437       $39,063       $35,625       $139,523
  Average interest rate.........      8.70%         8.79%         8.78%         9.02%         9.44%         9.50%          9.18%

                                    FAIR
                                   VALUE
                                  --------
Assets: None
Liabilities:
Long-term debt, including debt
  due within one year:
  Fixed rate....................  $ 11,959
  Average interest rate.........      9.04%
  Variable rate.................  $139,523
  Average interest rate.........      9.18%

    On February 9, 2000, we received $250 million in proceeds from the issuance of 5 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES"). On February 23, 2000, we entered into a credit agreement for $275 million of financing from a syndicate of commercial banks which replaced our current credit facility. The terms of both are more fully discussed in Note 16 of the notes to our consolidated financial statements. We used $100 million of the new credit facility and part of the HIGH TIDES proceeds to repay all outstanding balances on our previous credit facility, which aggregated approximately $152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES proceeds to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. The remaining HIGH TIDES proceeds were invested in commercial paper with ratings of A1/P1 and a money market fund with a rating of Class A at interest rates of 5.60% to 5.97% to fund operations. The funds may also be used to fund our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures. As of March 20, 2000 approximately $77 million remained invested in these investments at a weighted average interest rate of 5.84%.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     57

Financial Statements:

  Consolidated Statements of Operations.....................     58

  Consolidated Balance Sheets...............................     59

  Consolidated Statements of Cash Flows.....................     60

  Consolidated Statements of Stockholders' Equity...........     61

  Notes to Consolidated Financial Statements................     62

Supporting Financial Schedule Covered by the Foregoing
  Report of
  Independent Public Accountants:

  Schedule II -- Valuation and Qualifying Accounts..........     94

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Titan Corporation:

    We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Diego, California
January 31, 2000 (except with respect to the matters discussed in Note 16, as to which the date is March 24, 2000)

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues....................................................  $406,551    $303,428    $275,923
                                                              --------    --------    --------
Costs and expenses:
  Cost of revenues..........................................   314,369     232,041     216,553
  Selling, general and administrative expense...............    46,583      37,553      36,731
  Research and development expense..........................     6,690       5,590       7,466
  Acquisition related charges and other.....................   (28,880)      9,891       6,600
                                                              --------    --------    --------
    Total costs and expenses................................   338,762     285,075     267,350
                                                              --------    --------    --------
Operating profit............................................    67,789      18,353       8,573
Interest expense............................................    (9,633)     (7,377)     (6,643)
Interest income.............................................     1,027         392         872
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle.......    59,183      11,368       2,802
Income tax provision........................................    21,983       4,155       4,184
                                                              --------    --------    --------
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle..................    37,200       7,213      (1,382)
Cumulative effect of change in accounting principle, net of
  taxes.....................................................        --     (19,474)         --
Loss from discontinued operations, net of taxes.............    (5,600)     (7,444)    (17,930)
                                                              --------    --------    --------
Net income (loss)...........................................    31,600     (19,705)    (19,312)
Dividend requirements on preferred stock....................      (695)       (778)       (875)
                                                              --------    --------    --------
Net income (loss) applicable to common stock................  $ 30,905    $(20,483)   $(20,187)
                                                              ========    ========    ========
Basic earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.93    $   0.18    $  (0.07)
  Cumulative effect of change in accounting principle.......        --       (0.56)         --
  Loss from discontinued operations.........................     (0.14)      (0.21)      (0.54)
                                                              --------    --------    --------
  Net income (loss).........................................  $   0.79    $  (0.59)   $  (0.61)
                                                              ========    ========    ========
  Weighted average shares...................................    39,318      34,895      33,094
                                                              ========    ========    ========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.81    $   0.18    $  (0.07)
  Cumulative effect of change in accounting principle.......        --       (0.54)         --
  Loss from discontinued operations.........................     (0.12)      (0.21)      (0.54)
                                                              --------    --------    --------
  Net income (loss).........................................  $   0.69    $  (0.57)   $  (0.61)
                                                              ========    ========    ========
  Weighted average shares...................................    46,032      36,177      33,094
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 11,749   $ 11,079
  Accounts receivable -- net................................   151,771     88,068
  Inventories...............................................    14,708      8,646
  Prepaid expenses and other................................     8,102      2,176
  Deferred income taxes.....................................    13,318     10,978
                                                              --------   --------
    Total current assets....................................   199,648    120,947
Property and equipment -- net...............................    35,361     25,702
Goodwill -- net of accumulated amortization of $10,694 and
  $7,620....................................................   149,635     38,694
Other assets -- net.........................................    20,995      6,579
Net assets of discontinued operations.......................       557        645
                                                              --------   --------
    Total assets............................................  $406,196   $192,567
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Lines of credit...........................................  $ 10,035   $    368
  Accounts payable..........................................    38,987     21,335
  Acquisition debt..........................................     4,800      3,000
  Current portion of long-term debt.........................     3,704      1,581
  Income taxes payable......................................     9,119         --
  Accrued compensation and benefits.........................    17,873     12,682
  Other accrued liabilities.................................    30,490     11,659
  Net liabilities of discontinued operations................     7,142      5,872
                                                              --------   --------
    Total current liabilities...............................   122,150     56,497
                                                              --------   --------

Line of credit..............................................   129,187     39,632
                                                              --------   --------
Long-term debt..............................................     8,556     30,659
                                                              --------   --------
Other non-current liabilities...............................    30,205     15,068
                                                              --------   --------
Commitments and contingencies
Minority interests..........................................     5,350         --
                                                              --------   --------
Stockholders' Equity:
  Preferred stock: $1 par value:
    Cumulative convertible, authorized 2,500,000 shares,
     $13,897 liquidation preference:
      694,850 and 694,872 shares issued and outstanding.....       695        695
    Series A junior participating: authorized 454,071
     shares:
      None issued...........................................        --         --
  Common stock: $.01 par value, authorized 100,000,000
    shares, issued and outstanding: 45,395,339 and
    36,650,460 shares.......................................       454        367
  Capital in excess of par value............................   105,030     75,157
  Deferred compensation.....................................      (738)        --
  Retained earnings (deficit)...............................     7,976    (22,929)
  Cumulative foreign currency translation adjustment........       (33)        --
  Treasury stock (966,398 and 962,530 shares), at cost......    (2,636)    (2,579)
                                                              --------   --------
    Total stockholders' equity..............................   110,748     50,711
                                                              --------   --------
Total liabilities and stockholders' equity..................  $406,196   $192,567
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        1998        1997
                                                              ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations....................  $  37,200    $  7,213    $ (1,382)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used for) continuing
  operations:
    Depreciation and amortization...........................      9,788       7,126       9,213
    Deferred income taxes and other.........................      6,967        (498)      1,926
    Write-off of assets, investments and environmental
      accrual...............................................         --          --       9,846
    Poolings of interests...................................         --        (109)        695
    Deferred compensation charge............................        103          --          --
    Changes in operating assets and liabilities, net of
      effects from businesses sold and acquired:
      Accounts receivable...................................    (38,390)    (12,427)     (4,102)
      Inventories...........................................     (5,922)     (2,290)     (1,047)
      Prepaid expenses and other assets.....................    (11,306)      1,081        (879)
      Accounts payable......................................     10,200       3,705         874
      Income taxes payable..................................      9,357          --          --
      Accrued compensation and benefits.....................      1,992      (2,298)      1,531
      Restructuring activities..............................         --          --        (815)
      Other liabilities.....................................      1,196      (1,635)     (6,165)
                                                              ---------    --------    --------
Net cash provided by (used for) continuing operations.......     21,185        (132)      9,695
                                                              ---------    --------    --------
Loss from discontinued operations...........................     (5,600)     (7,444)    (17,930)
Changes in net assets and liabilities of discontinued
  operations................................................      1,358       5,630       7,426
                                                              ---------    --------    --------
Net cash used for discontinued operations...................     (4,242)     (1,814)    (10,504)
                                                              ---------    --------    --------
Net cash provided by (used for) operating activities........     16,943      (1,946)       (809)
                                                              ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (12,738)     (4,038)     (6,647)
Proceeds, net of transaction costs, from sale of
  businesses................................................         --          --         200
Payment for purchase of businesses, net of cash acquired....    (79,984)    (11,679)         --
Proceeds from sale of investments...........................         --       4,499      19,199
Purchase of investments.....................................     (5,400)         --     (15,410)
Other.......................................................        388         146         235
                                                              ---------    --------    --------
Net cash used for investing activities......................    (97,734)    (11,072)     (2,423)
                                                              ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt...........................................     98,250      16,870      12,671
Retirements of debt.........................................    (14,897)     (1,447)     (3,137)
Redemption of Series B Preferred Stock......................         --      (3,000)         --
Deferred debt issuance costs................................     (3,260)         --          --
Proceeds from stock issuances...............................      2,656       1,214         708
Purchase of stock from benefit plan.........................         --          --        (471)
Dividends paid..............................................       (695)       (778)       (875)
Other.......................................................       (560)       (145)         --
                                                              ---------    --------    --------
Net cash provided by financing activities...................     81,494      12,714       8,896
                                                              ---------    --------    --------
Effect of exchange rate changes on cash.....................        (33)         --          --
                                                              ---------    --------    --------
Net increase (decrease) in cash and cash equivalents........        670        (304)      5,664
Cash and cash equivalents at beginning of year..............     11,079      11,383       5,719
                                                              ---------    --------    --------
Cash and cash equivalents at end of year....................  $  11,749    $ 11,079    $ 11,383
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                                CUMULATIVE
                               CUMULATIVE                CAPITAL                                  FOREIGN
                               CONVERTIBLE              IN EXCESS                   RETAINED     CURRENCY
                                PREFERRED     COMMON     OF PAR       DEFERRED      EARNINGS    TRANSLATION   TREASURY
                                  STOCK       STOCK       VALUE     COMPENSATION    (DEFICIT)   ADJUSTMENT     STOCK      TOTAL
                               -----------   --------   ---------   -------------   ---------   -----------   --------   --------
Balances at December 31,
  1996.......................     $695         $339     $ 66,999        $  --       $ 17,206       $ --       $(2,960)   $ 82,279
  Conversion of subordinated
    debt.....................       --            5        1,597           --             --         --            --       1,602
  Exercise of stock options
    and other................       --            2          726           --            (51)        --            37         714
  Stock issued for
    acquisition..............       --            2          503           --             --         --            --         505
  Shares contributed to
    employee benefit plans...       --           --           12           --             --         --           332         344
  Shares purchased from
    benefit plan.............       --           --         (545)          --             --         --            --        (545)
  Income tax benefit from
    employee stock
    transactions.............       --           --           40           --             --         --            --          40
  Pooling of interests.......       --           --           --           --            695         --            --         695
  Dividends on preferred
    stock --
    Cumulative Convertible,
      $1.00 per share........       --           --           --           --           (695)        --            --        (695)
    Series B, 6% annual......       --           --           --           --           (180)        --            --        (180)
  Net loss...................       --           --           --           --        (19,312)        --            --     (19,312)
                                  ----         ----     --------        -----       --------       ----       -------    --------
Balances at December 31,
  1997.......................      695          348       69,332           --         (2,337)        --        (2,591)     65,447
  Conversion of subordinated
    debt.....................       --           15        5,368           --             --         --            --       5,383
  Stock repurchase...........       --           (1)        (752)          --             --         --            --        (753)
  Exercise of stock options
    and other................       --            4          848           --             --         --            12         864
  Conversion of warrants.....       --            1          349           --             --         --            --         350
  Poolings of interests......       --           --           --           --           (109)        --            --        (109)
  Shares contributed to
    employee benefit plans...       --           --         (100)          --             --         --            --        (100)
  Income tax benefit from
    employee stock
    transactions.............       --           --          112           --             --         --            --         112
  Dividends on preferred
    stock --
    Cumulative Convertible,
      $1.00 per share........       --           --           --                        (695)        --            --        (695)
    Series B, 6% annual......       --           --           --           --            (83)        --            --         (83)
  Net loss...................       --           --           --           --        (19,705)        --            --     (19,705)
                                  ----         ----     --------        -----       --------       ----       -------    --------
Balances at December 31,
  1998.......................      695          367       75,157           --        (22,929)        --        (2,579)     50,711
  Conversion of subordinated
    debt.....................       --           79       26,191           --             --         --            --      26,270
  Exercise of stock options
    and other................       --            8        2,648           --             --         --           (57)      2,599
  Shares contributed to
    employee benefit plans...       --           --         (537)          --             --         --            --        (537)
  Deferred compensation,
    related to the issuance
    of stock options.........       --           --          841         (738)            --         --            --         103
  Income tax benefit from
    employee stock
    transactions.............       --           --          730           --             --         --            --         730
  Dividends on preferred
    stock --
    Cumulative Convertible,
      $1.00 per share........       --           --           --                        (695)        --            --        (695)
  Foreign currency
    translation adjustment...       --           --           --           --             --        (33)                      (33)
  Net income.................       --           --           --           --         31,600         --            --      31,600
                                  ----         ----     --------        -----       --------       ----       -------    --------
Balances at December 31,
  1999.......................     $695         $454     $105,030        $(738)      $  7,976       $(33)      $(2,636)   $110,748
                                  ====         ====     ========        =====       ========       ====       =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. The Titan Corporation (the "Company" or "Titan") is a diversified technology company dedicated to creating, building and launching technology-based businesses. The Company provides information technology, communications and electron beam food pasteurization and medical product sterilization systems and services to government and commercial customers. The Company groups its businesses into four core business segments -- Titan Systems, Software Systems, Titan Scan, and Titan Wireless -- and a fifth business segment, Emerging Technologies and Businesses. Titan Systems provides information technology and communications solutions for defense, intelligence, and other U.S. and allied government agencies. Software Systems is a total services provider of comprehensive information technology solutions for its customers' business functions, including e-business, finance, accounting, customer billing and collection, contract management, supply-chain management and equipment monitoring and maintenance. Titan Scan manufactures electron beam food pasteurization and medical product sterilization systems and provides sterilization and pasteurization services at its own facilities. Titan Wireless designs, manufactures and installs satellite communication systems and provides services which support telephony and Internet access in developing countries. The Emerging Technologies and Businesses segment develops commercial applications for technologies created by our other business segments through government-sponsored and internally-funded research and development programs.

    The Company is involved in a number of start-up businesses, most notably the TSP business in Software Systems, the commercial satellite communications business in the Titan Wireless segment and the electronic food pasteurization business of Titan Scan. The Company believes that the primary source of revenues for the Titan Wireless business will be international customers in developing countries, primarily within Asia, Africa and South America.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Titan and its subsidiaries. All significant intercompany transactions and balances have been eliminated. From time to time, the Company makes investments in joint ventures which primarily involve international locations and operations. Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate. Investments in such ventures are generally consolidated in instances where the Company retains control through decision-making ability and/or a greater than 50% ownership interest. In the absence of such factors, the Company generally accounts for these investments under the equity method.

    MINORITY INTEREST IN SUBSIDIARIES. Minority interest in subsidiaries consists primarily of equity securities issued in 1999 by the Company's subsidiary Cayenta, Inc., which is the primary ongoing operations of the software systems business. The Company owned substantially all of the voting equity of the subsidiary both before and after the transactions. The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. These amounts were not significant in 1999.

    FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's one foreign subsidiary are measured using the local functional currency. Assets and liabilities of the subsidiary are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company's Software Systems segment also generates revenues from licensing the rights to use its software products primarily to end users. This segment further generates revenues from post-contract support (maintenance), consulting and training services performed for customers who license its products.

    Revenues from software license agreements are recognized currently, provided that all of the following conditions are met, a noncancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are handled with license agreements are unbundled using vendor specific objective evidence.

    DEFERRED REVENUES. Included in other accrued liabilities are deferred revenues which consist principally of customer deposits and payments for software maintenance agreements with customers whereby the Company receives payment in advance of performing the service. Revenue from these contracts is recognized ratably over the contract period.

    CASH EQUIVALENTS. All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

    UNBILLED ACCOUNTS RECEIVABLE. Unbilled accounts receivable include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled accounts receivable are expected to be collected within one year. Payments to the Company for perfor-mance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

    CONCENTRATION OF CREDIT RISK. As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and economic instability in these areas. To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfers, prior to shipment. In addition, the Company has

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) obtained political risk insurance to cover equipment located in certain foreign countries to cover loss or damage resulting from abandonment, deprivation, expropriation, riot and terrorism and other acts of revolution in those countries.

    INVENTORIES. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out
(FIFO) and weighted average methods, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 25 to 40 years for buildings, 2 to 40 years for leasehold improvements and 3 to 10 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization and food pasteurization business is depreciated based on units of production.

    GOODWILL. The excess of the cost over the fair value of net assets of purchased businesses ("goodwill") is amortized on a straight-line basis over varying lives ranging from 5 to 40 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

    IMPAIRMENT OF LONG-LIVED ASSETS. Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on evaluation of the estimated undiscounted future cash flow to derived from the asset, asset values are adjusted to fair value accordingly.

    STOCK-BASED COMPENSATION. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company will continue to account for its stock-based compensation plans under the provisions of APB No. 25.

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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Income from continuing operations.................    $37,200
Less preferred stock dividends....................       (695)
                                                      -------
Basic EPS:
  Income from continuing operations available to
    common stockholders...........................     36,505         39,318         $ .93
Effect of dilutive securities: Stock Options,
  including dilutive effect of subsidiary stock
  options.........................................         --          2,322          (.05)
  Debentures......................................        769          4,392          (.07)
                                                      -------         ------         -----
Diluted EPS:
  Income from continuing operations available to
    common stockholders plus assumed
    conversions...................................    $37,274         46,032         $ .81
                                                      =======         ======         =====

                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Income from continuing operations.................    $ 7,213
Less preferred stock dividends....................       (778)
                                                      -------
Basic EPS:
  Income from continuing operations available to
    common stockholders...........................      6,435         34,895         $ .18
Effect of dilutive securities: Stock Options......         --          1,282            --
                                                      -------         ------         -----
Diluted EPS:
  Income from continuing operations available to
    common stockholders plus assumed
    conversions...................................    $ 6,435         36,177         $ .18
                                                      =======         ======         =====

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Loss from continuing operations...................    $(1,382)
Plus preferred stock dividends....................       (875)
                                                      -------
Basic EPS:
  Loss from continuing operations available to
    common stockholders...........................    $(2,257)        33,094         $(.07)
                                                      =======         ======         =====
Diluted EPS:                                                     Same as basic

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1999 and 1998, options to purchase approximately 8,000 and 742,000 shares, respectively, of common stock were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares. In 1999, 1998 and 1997, approximately 463,200 shares of common stock that could result from the conversion of cumulative convertible preferred stock, 8,513,000 common shares in 1998 and 9,823,000 common shares in 1997 that could result from the conversion of the Company's convertible subordinated debentures and 500,000 common shares in 1997 that could result from the conversion of Series B cumulative convertible redeemable preferred stock, were not included in the computation of diluted EPS, as the effect would have been anti-dilutive on the results of continuing operations. The effect of minority interests outstanding in 1999 did not affect the above computation.

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

    During the year ended December 31, 1999, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 1999, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments.

    START-UP COSTS. The Company expenses the costs of start-up activities as incurred in accordance with the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 in 1998, recording a one-time, non-cash charge of $19,474, reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for the year ended December 31, 1998. The charge primarily represents previously capitalized start-up costs and deferred contract costs as well as non-recurring engineering costs previously carried in inventory.

    BUSINESS SEGMENTS. The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). On March 31, 1999, the Company realigned and renamed certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Titan Wireless segment, and all defense information technologies and services operating results are reported in its Titan Systems segment. This realignment also conforms to the provisions of SFAS 131. All prior year segment data presented in these financial statements have been restated to conform to the 1999 realignment.

    NEW ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective for all registrants during the second quarter of fiscal

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2000. Management has reviewed the impact of SAB 101 on the Company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS 133 was amended to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133". The Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES

    On December 22, 1999, Cayenta Operating Company (formerly known as Titan Software Systems Corporation) and Cayenta, Inc. (collectively "Cayenta" which comprises the principal operations of the Software Systems segment) acquired substantially all of the outstanding stock of SFG Technologies Inc. ("SFG"), a solutions and software provider focusing on revenue cycle management services for the utilities industry. The purchase price, subject to certain post-closing adjustments was $11.6 million in cash, less a $2 million holdback. Of the $2 million holdback placed into escrow at the closing, $0.4 million was paid in March 2000, $0.1 was offset against post-closing adjustments in March 2000, and $1.5 million is due in June 2001, after satisfaction of certain working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.1 million to retire outstanding indebtedness of SFG. The transaction was accounted for as a purchase and, accordingly, SFG's results of operations have been consolidated with the Company's results of operations since December 23, 1999. The excess of the purchase price over the estimated fair value of the net assets acquired, to be amortized on a straight-line basis over 20 years, was approximately $17.5 million at December 31, 1999.

    On December 13, 1999, Cayenta acquired all of the outstanding stock of Assist Cornerstone Technologies, Inc. ("Assist"), an e-commerce solutions and software provider, for approximately 5% of the outstanding common stock of Cayenta, Inc., plus approximately $13 million in cash, subject to certain post-closing adjustments, less a $3 million holdback. Of the $3 million holdback, which bears interest at 8% per annum, $1.7 million is due in March 2000 and $1.3 million is due in June 2001, after satisfaction of certain working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.2 million to retire outstanding indebtedness of Assist. The transaction was accounted for as a purchase, and accordingly, Assist's results of operations have been consolidated with the Company's results of operations since December 14, 1999. The excess of the fair market value of the net assets acquired, to be amortized on a straight-line basis over 20 years, was approximately $20.1 million at December 31, 1999.

    On November 2, 1999, Cayenta acquired all of the outstanding stock of JB Systems, Inc. doing business as Mainsaver, a provider of enterprise asset management software and distributed workflow management technology to global customers, for a purchase price of $13.2 million in cash, subject to certain post-closing adjustments, less a $3.5 million holdback, bearing interest at 7.5%. Of the $3.5 million holdback, $0.5 million is due in March 2000, and $3.0 million is due in May 2001, after satisfaction of

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) possible working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $1.9 million to reduce outstanding indebtedness of Mainsaver. The transaction was accounted for as a purchase, and accordingly, Mainsaver's results of operations have been consolidated with the Company's results of operations since November 3, 1999. The excess of the fair market value of the net assets acquired, to be amortized on a straight-line basis over 20 years, was approximately $17.7 million at December 31, 1999.

    In connection with the SFG, Assist and Mainsaver acquisitions described above, Cayenta, Inc. issued warrants to a financial advisor to purchase 495,800 shares of subsidiary common stock. The warrants are exercisable at any time at a value of $13.11 per share and expire in 5 years.

    In November 1999, the Company entered into a definitive agreement with Telecel International Limited ("Telecel"), a wireless communications service provider in Africa, to create a joint venture that will provide satellite based telecommunications services in Africa. The joint venture has the right to provide rural telephony service in each market in which Telecel owns a license.

    In September 1999, together with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis, a company that focuses on configuring customers' software applications, Cayenta established Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions, including TSP offerings, to the utility industry. Cayenta owns a 10% equity interest in Soliance and has a management services agreement with Soliance under which it provides TSP services to Soliance's customers. At December 31, 1999, the Company's investment of $5 million in this joint venture is included in Other Assets. The investment is being accounted for under the cost method.

    On July 22, 1999, the Company's wholly owned subsidiary Titan Systems Corporation ("TSC"), (formerly named Titan Technologies and Information Systems Corporation) acquired all of the outstanding stock of Atlantic Aerospace Electronics Corporation ("AAEC"), a defense and commercial technology and systems company which focuses on applied research and development in information technologies, for cash of approximately $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards, subject to offsets for indemnification claims. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of the net assets acquired, to be amortized on a straight-line basis over 40 years, was approximately $11.8 million at December 31, 1999. AAEC's results of operations have been consolidated with the Company's results of operations since July 23, 1999.

    On June 9, 1999, TSC acquired System Resources Corporation ("SRC"), an information technology government contractor, through a stock purchase for a purchase price of approximately $35 million, subject to certain post-closing working capital adjustments and offsets for indemnification claims, consisting of approximately $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable, subject to purchase price adjustments and indemnification claims, on June 9, 2000. In addition, the Company agreed to pay the SRC stockholders one-half of approximately $1.5 million in SRC receivables aged more than 720 days to the extent that any of those receivables are collected within the two year period following the closing date, net of certain post-closing adjustments and indemnification obligations that are offset against such collections. The Company also retired approximately $10 million in SRC indebtedness. The transaction was accounted

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) for as a purchase, and, accordingly, SRC's results of operations have been consolidated with the Company's results of operations since June 10, 1999. The purchase agreement provided for a post-closing adjustment to the purchase price based on the final valuation of the acquired assets and assumed liabilities, which resulted in an increase of approximately $4.1 million to the excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) in the quarter ended September 30, 1999. In connection with the determination of the fair value of assets acquired in the quarter ended
December 31, 1999, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $2,709. This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $861 as a reduction of costs in 1999, with the remaining $1,848 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002. The goodwill, to be amortized on a straight-line basis over 40 years, was approximately $31.8 million at December 31, 1999.

    On January 1, 1999, Cayenta acquired substantially all of the assets of Transnational Partners II, LLC ("TNP"), a software services company which provides infrastructure and electronic business solutions for major corporations, for a purchase price of $9.8 million, consisting of $7 million cash, a $2.8 million note paid in February 2000 (plus interest at 7%), and preferred stock representing a minority interest in Cayenta. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired, to be amortized on a straight-line basis over 30 years, was approximately $12.3 million at December 31, 1999. TNP's results of operations have been consolidated with the Company's results of operations since January 2, 1999.

    On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million (bearing interest at the prime rate), subject to post-closing adjustments, if any, due and payable
March 31, 1999. The notes and interest were paid in April 1999. The transaction was accounted for as a purchase, and accordingly, Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998. The Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1,852. This estimate has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $721 as a reduction of costs in 1999, with the remaining $1,131 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002. The goodwill is being amortized on a straight-line basis over 30 years, and amounted to approximately $17.9 million as of December 31, 1999.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    Unaudited proforma data giving effect to the purchase of SRC, AAEC, Mainsaver, Assist and SFG as if they had been acquired at the beginning of 1998 are shown below. Proforma information related to the TNP and Validity acquisitions is not included, because the effect is not significant.

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Revenues................................................  $463,194   $403,188

Income (loss) from continuing operations before
  cumulative effect of change in accounting principle...    26,646     (1,747)
Net income (loss).......................................    21,046    (28,665)

Basic earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle............  $    .66   $   (.07)
  Net income (loss).....................................       .52       (.84)

Diluted earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle............  $    .58   $   (.07)
  Net income (loss).....................................       .46       (.81)

    On October 23, 1998, the Company consummated a merger with Delfin Systems ("Delfin") in a stock-for-stock transaction. Titan issued approximately 3,628,000 shares of Titan common stock in exchange for all the outstanding shares of Delfin common stock and assumed Delfin stock options representing approximately 823,000 shares of Titan common stock, based on an exchange ratio of approximately .50 shares of Titan common stock for each share of Delfin common stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests.

    On August 24, 1998, the Company consummated a merger with VisiCom Laboratories, Inc., ("VisiCom") in a stock-for-stock transaction. Titan issued approximately 4,172,000 shares of common stock in exchange for all the outstanding shares of VisiCom and assumed VisiCom's stock options representing approximately 593,000 shares of Titan common stock, based on an exchange ratio of approximately .45 shares of Titan common stock for each share of VisiCom's common stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests. In February 2000, the Company received back 153,067 previously escrowed shares as settlement of contingencies.

    On June 30, 1998 the Company consummated a merger with Horizons Technology, Inc., ("Horizons") in a stock-for-stock transaction. Titan issued approximately 3,200,000 shares of common stock in exchange for all the outstanding shares of Horizons stock based on exchange ratios of approximately .37 and .82 shares of Titan common stock for each share of Horizons' common stock and Horizons' preferred stock, respectively. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests.

    On February 27, 1998, the Company consummated a merger with DBA Systems, Inc. ("DBA"), in a stock-for-stock transaction. Titan issued approximately 6,100,000 shares of common stock in exchange for

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) all the outstanding shares of DBA stock and assumed options representing approximately 441,000 shares of Titan common stock based on an exchange ratio of approximately 1.37 shares of Titan's common stock for each share of DBA stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests.

    Effective January 1, 1998, Delfin's September 30, VisiCom's March 31, Horizons' January 31 and DBA's June 30 fiscal year-ends were changed to coincide with Titan's year-end. Adjustments to conform Delfin's, VisiCom's and Horizons' fiscal year-ends were not significant and resulted in a net pooling adjustment of $(109) in 1998, which is reflected in the accompanying Statement of Stockholders' Equity for the year ended December 31, 1998.

    The separate and combined results of Titan, Delfin, VisiCom, Horizons and DBA in 1997 are as follows:

                                                  YEAR ENDED DECEMBER 31, 1997
                                               -----------------------------------
                                                            INCOME
                                                          (LOSS) FROM
                                                          CONTINUING    NET INCOME
                                               REVENUES   OPERATIONS      (LOSS)
                                               --------   -----------   ----------
Titan........................................  $167,050     $ 5,188      $  5,165
Delfin.......................................    26,534        (127)         (127)
VisiCom......................................    31,360      (1,352)      (13,397)
Horizons.....................................    26,281       1,640        (4,222)
DBA..........................................    24,698      (6,731)       (6,731)
                                               --------     -------      --------
                                               $275,923     $(1,382)     $(19,312)
                                               ========     =======      ========

    DBA's loss from continuing operations and net loss for the year ended December 31, 1997 include recognition of a special charge of $9,846 for the write-down of certain assets to net realizable value and accrual for certain liabilities as described in Notes 9 and 15. Net income (loss) reflects the discontinued operations of the broadband communications business, the access control systems business and certain operations discontinued by companies prior to their acquisition by Titan. Refer to Note 4 for further discussion.

NOTE 3. ACQUISITION RELATED CHARGES AND OTHER

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of $12,908, which include approximately $3.6 million of legal costs and approximately $9.3 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.7 million for severance, outplacement and relocation costs related to approximately 32 employees across the Company, except in the Emerging Businesses and Technologies segment, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices. These charges were all cash charges, with the exception of the write-off of intangible costs. Accruals for unpaid

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 3. ACQUISITION RELATED CHARGES AND OTHER (CONTINUED) special charges of $5,880 remain in other current liabilities at December 31, 1999. Unpaid amounts at year-end are primarily termination and other integration costs which will be paid by December 31, 2000.

    On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan. The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments. The income is netted against the charges discussed above in acquisition related charges and other.

    During the year ended December 31, 1998, the Company recorded acquisition-related and other charges of $9,891, which includes approximately $5.5 million of direct transaction costs (consisting primarily of investment banking and other professional fees), $3.8 million of integration expenses and $0.6 million of pre-operating and start-up costs of the Titan Africa, Inc., Benin operation. Approximately $4.6 million of the direct transaction costs were incurred in connection with the Delfin, VisiCom, Horizons and DBA mergers. The remaining $0.9 million in transaction fees were related to costs incurred to file a withdrawn registration statement of the Company's former Communications Systems segment. The integration costs included approximately $3.5 million for severance, outplacement and retention costs incurred in the Titan Systems and Titan Wireless segments. Included in these amounts were termination benefits associated with employment agreements, as well as retention amounts associated with employee retention agreements. The integration costs also included $0.3 million related to the closure and elimination of leased facilities, primarily duplicate field offices. Accruals for unpaid special charges of $2,785 and $250 were in other current and non-current liabilities, respectively, at December 31, 1998. All amounts accrued at December 31, 1998 were substantially paid by December 31, 1999.

NOTE 4. DISCONTINUED OPERATIONS

    In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $7,100 at December 31, 1999 consist primarily of accrued liabilities of approximately $11,100 net of current assets of approximately $4,000 (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $6,200 were made against the accrued liabilities in 1999. The liabilities were increased by a $5,600 charge in 1999 based on management's most recent review of estimated future wind-down costs. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 5. OTHER FINANCIAL DATA

    Following are details concerning certain balance sheet accounts:

                                                            1999       1998
                                                          --------   --------
Accounts Receivable:
  U.S. Government -- billed.............................  $ 71,513   $ 44,021
  U.S. Government -- unbilled...........................    34,749     30,710
  Trade.................................................    46,277     13,586
  Less allowance for doubtful accounts..................      (768)      (249)
                                                          --------   --------
                                                          $151,771   $ 88,068
                                                          ========   ========
Inventories:
  Materials.............................................  $  7,725   $  3,871
  Work-in-process.......................................     4,357      1,788
  Finished goods........................................     2,626      2,987
                                                          --------   --------
                                                          $ 14,708   $  8,646
                                                          ========   ========
Property and Equipment:
  Machinery and equipment...............................  $ 57,677   $ 45,299
  Furniture and fixtures................................    11,374      8,320
  Land, buildings and leasehold improvements............    15,124     13,902
  Construction in progress..............................     2,023        358
                                                          --------   --------
                                                            86,198     67,879
  Less accumulated depreciation and amortization........   (50,837)   (42,177)
                                                          --------   --------
                                                          $ 35,361   $ 25,702
                                                          ========   ========

    Other non-current liabilities at December 31, 1999 include a tax liability of $6,964.

NOTE 6. SEGMENT INFORMATION

    Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of operations and administration. The Company manages income taxes on a corporate-wide basis. Thus, the Company evaluates segment performance based on profit or loss before income taxes and before allocated costs of corporate overhead, exclusive of any significant gains or losses on the disposition of investments or other assets. The Company typically manages and evaluates equity investments and related income on a segment level. However, certain significant investments are managed at the corporate level. Financial costs, such as gains and losses and interest income and expense, are managed at the Corporate segment.

    On March 31, 1999, the Company realigned certain operations among its business segments to better position these operations for strategic transactions pursuant to the Company's corporate strategy. As a result, the Company is reporting all commercial satellite communications operating results in its Titan Wireless segment, and all defense information technologies and services operating results are reported in its Titan Systems segment. This realignment also conforms to the provisions of SFAS 131. All current and

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
prior year segment data presented in these financial statements have been restated to conform to the 1999 realignment.

    The Titan Systems segment provides information systems solutions primarily to government customers with large data management, information manipulation, information fusion, knowledge-based systems and communications requirements, develops and produces advanced satellite communications products and manufactures digital imaging products, electro-optical systems and threat simulation/training systems primarily used by the defense and intelligence communities. This segment also supports high priority government programs by providing systems integration, information systems engineering services, development of systems and specialized products, as well as systems research, development and prototyping. Other services provided include research and development under government funded contracts for the Department of Defense
(DoD) and other customers.

    The Software Systems segment is a total services provider of comprehensive information technology for commercial and non-defense customers' business functions, including e-commerce, finance, accounting, customer billing and collection, contract management, supply-chain management and equipment monitoring and maintenance. Also included in this segment is the Company's Year 2000 business unit, which is being wound-down.

    The Titan Scan segment provides medical product sterilization services at two Titan facilities and manufactures and sells turnkey electron beam sterilization and food pasteurization systems to customers for use in their own facilities.

    The Titan Wireless segment develops and produces advanced satellite communication systems and services which support telephony and Internet access in developing countries.

    The Software Systems segment contains the Company's majority owned subsidiary, Cayenta, Inc. In December 1999, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission ("SEC") for an initial public offering. The Company controls approximately 97% of the voting power of Cayenta through its ownership of 10 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. Cayenta has filed a registration statement on Form S-1 for an initial public offering of an as yet undetermined number of shares of its Class A common stock. If the proposed offering is completed, the 2,345,000 outstanding shares of Series A preferred stock of Cayenta will convert into Class A common stock of Cayenta. The Company cannot be certain that Cayenta will be able to complete its offering. Approximately $0.5 million in costs related to this offering have been deferred and are classified as prepaid expenses at December 31, 1999.

    The Emerging Technologies and Businesses segment includes several businesses which apply the Company's proprietary knowledge and core competencies to industrial and commercial opportunities.

    Substantially all of the Company's operations are located in the United States. Export and foreign revenues amounted to approximately $33,901, $18,893, and $21,365 in 1999, 1998 and 1997, respectively, primarily to countries in Africa, Asia and Western Europe. Substantially all international sales are denominated in U.S. dollars.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
    The following tables summarize industry segment data for 1999, 1998 and 1997.

                                                  1999       1998       1997
                                                --------   --------   --------
Revenues:
  Titan Systems...............................  $311,412   $259,442   $225,686
  Software Systems............................    45,922     21,470     17,374
  Titan Scan..................................    14,295     11,184      8,254
  Titan Wireless..............................    27,325      6,717     18,405
  Emerging Technologies and Businesses........     7,597      4,615      6,204
                                                --------   --------   --------
                                                $406,551   $303,428   $275,923
                                                ========   ========   ========

    Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $303,591 in 1999, $242,560 in 1998, and $225,016 in
1997. Inter-segment sales were not significant in any year.

                                                    1999       1998       1997
                                                  --------   --------   --------
Operating Profit (Loss):
  Titan Systems.................................  $ 24,999   $25,270    $ 8,361
  Software Systems..............................     6,962     5,137      4,580
  Titan Scan....................................     2,039     1,121       (204)
  Titan Wireless................................     5,063    (6,732)    (1,074)
  Emerging Technologies and Businesses..........    43,143        34       (286)
  Corporate.....................................   (14,417)   (6,477)    (2,804)
                                                  --------   -------    -------
                                                  $ 67,789   $18,353    $ 8,573
                                                  ========   =======    =======

    Operating profit for the Titan Systems, Software Systems and Titan Scan segments for the year ended December 31, 1999, included acquisition and other charges of $4,690, $2,111 and $811 respectively. Operating profit for Emerging Technologies and Businesses includes the $41,788 gain on IPivot stock as discussed in Note 2. Operating profit for the Titan Systems and Titan Wireless segments for the year ended December 31, 1998, included acquisition-related and other charges of $7,218 and $2,398 respectively. Operating profit for Titan Systems in 1997 includes recognition of a special charge of $9,846 for the write-down of certain assets to net realizable value and accrued for certain liabilities as discussed in Notes 9 and 15.

    Corporate includes corporate general and administrative expenses, certain corporate, integration, legal and restructuring charges ($5,296 in 1999 and $275 in 1998), and gains or losses from the sale of

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

                                                  1999       1998       1997
                                                --------   --------   --------
Identifiable Assets:
  Titan Systems...............................  $194,063   $131,371   $109,383
  Software Systems............................    94,450     14,959      8,114
  Titan Scan..................................    24,242     14,518     15,466
  Titan Wireless..............................    35,598      5,085     10,655
  Emerging Technologies and Businesses........     3,829         67      6,391
  Discontinued Operations, net................       557        645      7,605
  General corporate assets....................    53,457     25,922     26,089
                                                --------   --------   --------
                                                $406,196   $192,567   $183,703
                                                ========   ========   ========

    General corporate assets are principally cash, accounts receivable, prepaid expenses, property and equipment, deferred income taxes and other assets.

                                                       1999       1998       1997
                                                     --------   --------   --------
Depreciation and Amortization of Property and
  Equipment, Goodwill, and Other Assets:
  Titan Systems....................................  $ 6,078     $4,769     $6,395
  Software Systems.................................    1,063        475        617
  Titan Scan.......................................      840        876        681
  Titan Wireless...................................      607        381        453
  Emerging Technologies and Businesses.............       71         25         85
  Corporate........................................    1,129        600        982
                                                     -------     ------     ------
                                                     $ 9,788     $7,126     $9,213
                                                     =======     ======     ======
Capital Expenditures:
  Titan Systems....................................  $ 3,387     $2,651     $4,988
  Software Systems.................................    1,002        325        453
  Titan Scan.......................................    3,605        211        643
  Titan Wireless...................................    3,839        463        358
  Emerging Technologies and Businesses.............       73         30         86
  Corporate........................................      832        358        119
                                                     -------     ------     ------
                                                     $12,738     $4,038     $6,647
                                                     =======     ======     ======

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 7. INCOME TAXES

    The components of the income tax provision (benefit) from continuing operations are as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Current:
  Federal..........................................  $19,013     $  782     $2,046
  State............................................    3,563        278        374
                                                     -------     ------     ------
                                                      22,576      1,060      2,420
  Deferred.........................................     (593)     3,095      1,764
                                                     -------     ------     ------
                                                     $21,983     $4,155     $4,184
                                                     =======     ======     ======

    Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

                                                       1999       1998       1997
                                                     --------   --------   --------
Expected Federal tax provision on continuing
  operations.......................................  $20,714     $3,865     $  953
State income taxes, net of Federal income tax
  benefit..........................................    3,551        341         92
Research credit....................................       --         --       (324)
Goodwill amortization..............................      378        218        351
Keyman life insurance..............................       --         24         24
Acquistion charges and other.......................     (660)      (293)     3,088
Utilization of NOL not realized in prior periods...   (2,000)        --         --
                                                     -------     ------     ------
Actual tax provision on continuing operations......  $21,983     $4,155     $4,184
                                                     =======     ======     ======

    The deferred tax asset as of December 31, 1999 and 1998, results from the following temporary differences:

                                                            1999       1998
                                                          --------   --------
Loss carryforward.......................................  $  9,037   $  7,746
Employee benefits.......................................     4,659      4,275
Tax credit carryforwards................................       999      2,096
Inventory and contract loss reserves....................     9,639     10,199
Depreciation............................................    (1,293)    (1,378)
Other...................................................       184       (306)
                                                          --------   --------
                                                            23,225     22,632
Valuation allowance.....................................   (11,200)   (11,200)
                                                          --------   --------
Net deferred tax asset..................................  $ 12,025   $ 11,432
                                                          ========   ========

    Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 7. INCOME TAXES (CONTINUED)
be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company which may not be within the Company's control may limit annual future utilization of these carryforwards. Other non-current liabilities at December 31, 1999 include a deferred liability of $1,293. Deferred income tax assets of $454 are included in Other Assets at December 31, 1998.

    Cash paid for income taxes was $3,405, $1,343 and $1,195 in 1999, 1998 and 1997, respectively.

NOTE 8. DEBT

    In June 1999, in conjunction with the acquisition of SRC (see Note 2), the Company's bank syndicate, with The Bank of Nova Scotia ("Scotia Bank") as the administrative agent, amended and increased the Company's existing credit facility. The revised credit facility, totaling $190 million, included a $55 million line of credit for working capital and general corporate purposes, $60 million ($25 million original and $35 million new facility) in lines of credit dedicated to acquisitions and a $75 million term loan. At December 31, 1999, total borrowings outstanding were $138,250 at a weighted average interest rate of 8.79%. Commitments under letters of credit, which reduce availability of the working capital line, were $1,872 at December 31, 1999. Of the total borrowings, $9,063 was short-term. At December 31, 1999, deferred financing costs included in Other Assets related primarily to this facility were $3,633 and are being amortized over the term of the agreement. In February 2000, the Company entered into a new credit facility agreement which replaces this facility and which is described in Note 16. As a result, the deferred financing costs related to the current agreement will be expensed as an extraordinary item in the first quarter of 2000.

    In November 1996, Titan issued $34,500 of 8 1/4% convertible subordinated debentures due 2003. On September 7, 1999, the Company announced a call for redemption on November 2, 1999, of the debentures still outstanding. At the time of the call, the Company had outstanding debentures in the aggregate principal amount of approximately $11.6 million. All except $1 of the debentures were converted prior to the redemption date. Accordingly, the remaining $1 was redeemed on November 2, 1999. The conversion of the debentures was a non-cash transaction.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan
Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger. This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments beginning on December 31, 2000, and ending on December 31, 2003. Approximately $8 million was drawn on this facility at December 31, 1999.

    At December 31, 1999 and 1998, Titan had $2,227 and $3,328, respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%. At December 31, 1999, $1,004 is due within one year. At December 31, 1999 and 1998, the Company also had

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 8. DEBT (CONTINUED)
outstanding a mortgage note collateralized by real estate with a balance of $698 and $747, respectively, at an interest rate of LIBOR plus 2.5%, which was paid in full in February 2000. Long-term debt at entities acquired by the Company in 1998 was $1,867 ($471 short-term) at December 31, 1999. A line of credit remaining at one of the Company's 1999 acquisitions was $973 at December 31, 1999. Maturities of long-term debt, excluding the Company's line of credit with Scotia Bank, are as follows:

2000........................................................  $ 3,704
2001........................................................    3,766
2002........................................................    2,504
2003........................................................    2,286
                                                              -------
                                                              $12,260
                                                              =======

    Cash paid for interest, primarily on these borrowings, was $9,067, $6,491 and $6,254 in 1999, 1998 and 1997, respectively. At December 31, 1999 the Company was in compliance with all financial covenants under its various debt agreements.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    The Company leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $11,225 in 1999, $10,130 in 1998 and $9,457 in 1997. Through August
1999, the Company was obligated under a long-term lease agreement for facilities which are owned by an entity in which Titan has a minority ownership interest. Rental expense in 1999, 1998 and 1997 includes $593, $921 and $904, respectively, paid under this agreement. In February 2000, Cayenta entered into a new long-term lease agreement with this entity which requires future minimum lease payments of approximately $6.6 million over 7 years. There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years. The Company is a guarantor on the lease.

    Future minimum lease payments under noncancellable operating leases at December 31, 1999, are as follows:

2000........................................................  $ 8,434
2001........................................................    6,816
2002........................................................    5,971
2003........................................................    4,905
2004........................................................    3,214
Thereafter..................................................    7,899
                                                              -------
  Total minimum lease payments..............................  $37,239
                                                              =======

    In 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters at its Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead-based

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED) paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's due diligence process related to the merger with DBA. The accrual has been recorded in accordance with SFAS No. 5 and SOP 96-1 and represents an initial estimate which could change significantly as further studies are performed. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in other non-current liabilities based on the estimated timing of continued assessments and remediation work to be performed. The Company's cleanup activities are substantially complete, and the property is currently in escrow (see Note 15). The liabilities recorded for the cleanup will be evaluated in total with the net book value of the property against the final proceeds from the sale of the building.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against the Company relating to its patent for SureBeam technology. The action attacks the validity of the Company's patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in the Company's patent, and alleges that the Company has engaged in unfair competition and that Titan's conduct constitutes patent misuse. The Company intends to vigorously defend its patent position.

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

NOTE 11. CUMULATIVE CONVERTIBLE PREFERRED STOCK

    Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3 vote, annual dividends of $1 per share and is convertible at any time into 2/3 share of the Company's common stock (subject to customary anti-dilution adjustments). Common stock of 463,233 shares has been reserved for this purpose. The $1.00 cumulative convertible preferred stock is redeemable at the Company's option at a redemption price of $20 per share, plus cumulative dividends in arrears. Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 12. COMMON STOCK

    At December 31, 1999, approximately 9,207,000 common shares were reserved for future issuance for conversion of preferred stock, employee benefit and stock incentive plans and acquisition-related obligations.

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

                                                    1999       1998       1997
                                                  --------   --------   --------
Net income (loss)..................  As reported  $31,600    $(19,705)  $(19,312)
                                     Pro forma     28,761     (20,827)   (21,019)
Net income (loss) per share,
  basic............................  As reported      .79        (.59)      (.61)
                                     Pro forma        .71        (.62)      (.66)
Net income (loss) per share,
  diluted..........................  As reported      .69        (.57)      (.61)
                                     Pro forma        .61        (.60)      (.66)

    Options authorized for grant under the Stock Option Plans of 1994 and 1997, and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan") are 2,000,000 and 125,000, respectively. Under the 1996 Directors' Plan, a director may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Grants in 1999 exceeded the remaining shares available under these plans. A proposal for a Stock Option Plan of 2000 is subject to shareholder approval at the

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
Company's Annual Meeting of Stockholders on May 30, 2000. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the employee plans, an option's maximum term is ten years. Under the directors' plan, options expire 90 days after the option holder ceases to be a director. Employee options may be granted throughout the year; directors' options are granted annually. All options vest in 25% increments beginning one year after the grant date. Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 67% in 1999, 71% in 1998 and 70% in 1997; and a risk free interest rate of 6.55% in 1999, 4.74% in 1998 and 5.72% in 1997.

    A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                              1999                          1998                          1997
                                   ---------------------------   ---------------------------   ---------------------------
                                    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                    (000)      EXERCISE PRICE     (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
                                   --------   ----------------   --------   ----------------   --------   ----------------
Outstanding at beginning of
  year...........................   3,658          $3.77          3,697          $3.66          3,155          $3.37
Granted..........................   1,140           9.79            808           4.30          1,175           3.77
Exercised........................    (742)          2.95           (258)          2.70           (207)          2.75
Canceled.........................    (230)          3.92           (589)          4.31           (426)          3.10
                                    -----                         -----                         -----
Outstanding at end of year.......   3,826           5.73          3,658           3.77          3,697           3.66
                                    =====                         =====                         =====
Options exercisable at
  year-end.......................   1,885                         1,898                         1,994
Weighted-average fair value of
  options granted during the
  year...........................   $6.01                         $5.46                         $3.42

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$0.04 - $3.94      1,104,860       5.08 years           $ 2.06           965,112         $2.01
 4.00 -  9.50      1,749,044       7.39 years             5.40           919,669          5.58
 9.75 - 22.38        972,000       9.63 years            10.52                --            --
                   ---------                                           ---------
                   3,825,904       7.29 years                          1,884,781
                   =========                                           =========

    Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Elected officers of the Company are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 10 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 13. STOCK-BASED COMPENSATION PLANS (CONTINUED) price of the stock is 85 percent of the lower of its market price at the beginning of a two-year period or at the end of each offering period. An offering period is two years, beginning January 1 and July 1 of each year. Approximately 10%, 13% and 11% of eligible employees participated in the Plan and purchased 215,907, 92,089 and 110,461 shares of the Company's common stock in 1999, 1998 and 1997, respectively. The weighted-average fair value of the purchase rights granted in 1999, 1998 and 1997 was $5.60, $1.61 and $1.06, respectively.

    Each of Titan Systems, Titan Scan and Titan Wireless is a wholly owned subsidiary of Titan and has its own key employee stock option plan. The Company has created stock option plans for each of Titan Systems, Titan Scan and Titan Wireless. As of December 31, 1999, Titan Systems had approximately 13% of its fully diluted common stock that had been reserved for issuance under its plan, and each of Titan Scan and Titan Wireless had approximately 16% of their fully diluted common stock that had been reserved for issuance under their respective plans.

    Cayenta has reserved 2,500,000 shares of Class A common stock under stock option plans. Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta has recorded deferred compensation related to these option grants in an aggregate amount of $203 through December 31, 1999. As of December 31, 1999, there are 654,500 options outstanding that are subject to this buyback provision, for which Cayenta expects to record deferred compensation expense equal to the difference between these options' exercise price of $0.36 per share and the price per share in the proposed initial public offering multiplied by all 654,500 options. Upon the occurrence of an initial public offering, the options convert to fixed price options. Cayenta also issued 645,500 options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of $638 and will amortize this deferred charge to expense over the four-year vesting period of these options.

NOTE 14. BENEFIT PLANS

    The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $5,074, $3,326 and $2,914 in 1999, 1998 and 1997, respectively. The Company's combined discretionary contributions to their Employee Stock Ownership Plans were $1,055, $295 and $372 in 1999, 1998 and 1997, respectively. Discretionary contributions to a profit sharing plan covering certain employees were $150, $150 and $175 in 1999, 1998 and 1997, respectively. During 1997, the Company utilized treasury stock of $344 for benefit plan contributions.

    The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan was $1,039, $824 and $821 in 1999, 1998 and 1997, respectively. Interest expense for the years ended December 31, 1999, 1998 and 1997 includes $828, $650 and $527, respectively, related to the plan. Included in other non-current liabilities is $4,643 and $4,311 related to this plan at December 31, 1999 and 1998, respectively. Cash surrender value of the life insurance related to this plan was $8,401 and $976 (net of loans) included in Other Assets at December 31, 1999 and 1998, respectively. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $4,687, $3,316 and $2,125 in 1999, 1998 and 1997, respectively.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 14. BENEFIT PLANS (CONTINUED)
    The Company has previously provided for postretirement benefit obligations of operations discontinued in prior years. The Company has no postretirement benefit obligations for any of its continuing operations nor for its recently discontinued businesses.

NOTE 15. DBA ASSET IMPAIRMENTS

    The Company has a 141,000 square foot manufacturing facility located in Kissimmee, Florida which was acquired in the merger with DBA. The property has been held for sale since June 1996. As a result of several factors, including offers received by third parties, management concluded that there had been an impairment in the carrying value of the asset. A charge of $2.0 million was recorded in the Company's financial statements for the year ended December 31, 1997 which reflects management's estimate of the impairment, including estimated disposal costs. Titan management has a program of ongoing maintenance (and environmental remediation -- see Note 9) and the property is currently in escrow. Management regularly reviews this asset for further impairment, and believes that the recorded book value at December 31, 1999 reflects an amount which is not less than net realizable value.

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

NOTE 16. SUBSEQUENT EVENTS

    On January 31, 2000, the Company entered into a definitive agreement to acquire substantially all of the stock of LinCom Corporation ("LinCom"), for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback is due approximately 60 days after the closing date, and the $2 million note is due one year after the closing date and accrues interest at 7%. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The transaction is expected to close by March 31, 2000 and will be accounted for as a purchase.

    On February 9, 2000, the Company and Titan Capital Trust (the "Trust"), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES") at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 of an additional 1 million securities, for an additional $50 million. The Trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The Trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
applicable from the date of original issuance to, but excluding the reset date. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and
(b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. We can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999 (see Note 8). The balance at March 20, 2000 on the new facility was $100 million on the term loan. The new credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries. The $275 million facility is comprised of a seven-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, a six-year senior secured term loan facility in an aggregate principal amount of $100 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility would mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facility would mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, we would have the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require us to maintain minimum interest and fixed charge coverages and levels of net worth. Cayenta and its subsidiaries shall cease being guarantors under the new credit facility, and their assets shall no longer be collateral for the new bank syndicate if Cayenta completes its proposed initial public offering.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc. ("ACS"), a government information technology services company, in a stock-for-stock transaction. ACS will be reported in the Titan Systems segment. Titan issued approximately 5,071,000 shares of Titan common stock for all the outstanding shares of ACS and assumed ACS stock options representing approximately 263,000 shares of Titan common stock for each share of ACS common stock. The merger constituted a tax-free reorganization and will be accounted for as a pooling of interests. In connection with the merger, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. The following unaudited pro forma data summarize the combined operating results of the Company and ACS as if the merger had occurred at the beginning of the periods presented.

                                                  1999       1998       1997
                                                --------   --------   --------
Revenues......................................  $624,803   $411,180   $328,117
Net income (loss).............................    35,181    (15,331)   (17,576)
Net income (loss) per share:
  Basic.......................................  $    .77   $   (.40)  $   (.48)
  Diluted.....................................       .69       (.39)      (.48)

    Prior to the merger, ACS used a fiscal year ending September 30. Accordingly, the combined pro forma results reflect the results for the Titan fiscal years ended December 31, 1999, 1998 and 1997 combined with ACS' results for fiscal years ended September 30, 1999, 1998 and 1997, respectively. ACS revenues and net income for the three months ended December 31, 1999 were $46,255 and $1,352, respectively.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering ("Pulse") for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million deferred payment. The holdback is due approximately 90 days from the closing date and the deferred payment is due one year from the closing date. Pulse provides highly specialized security and signal intelligence systems and services to the intelligence community. The transaction will be accounted for as a purchase.

    On March 24, 2000, the Company signed a definitive agreement for the acquisition of AverStar, Inc., a private company headquartered in Burlington, Massachusetts, which provides information technology services in the areas of information assurance, information operations and network and information security for government and commercial customers. Under the terms of the definitive agreement, AverStar will receive a total equity value of approximately $140 million, if Titan's share price is between $44.00 and $56.00 per share at the time of closing. If Titan's share price is between $39.60 and $44.00, the equity value will decrease ratably from $140 million to approximately $126 million. At a Titan share price of less than $39.60, AverStar has the right to terminate the definitive agreement subject to a Titan option to assure a minimum equity value of approximately $126 million. If Titan's share price is between $56.00 and $61.60, the equity value will increase ratably from $140 million to approximately $154 million. At a Titan share price of more than $61.60, Titan has the right to terminate the definitive agreement subject to an AverStar option to agree to receive a maximum equity value of approximately
$154 million. The transaction has been approved by the board of directors of both companies and is subject to regulatory and shareholder

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
approval. The transaction, which is expected to close by the end of June 2000, will be accounted for as a pooling of interests.

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                              FIRST      SECOND     THIRD      FOURTH
1999                                         QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                         --------   --------   --------   --------   ----------
Revenues...................................  $ 78,689   $89,471    $105,899   $132,492    $406,551
Gross profit...............................    17,138    21,521      24,253     29,270      92,182
Income from continuing operations..........     2,712     4,204       6,042     24,242      37,200
Net income.................................     2,712     4,204       6,042     18,642      31,600

Basic earnings per share:
  Income from continuing operations........  $    .07   $   .11    $    .14   $    .56    $    .93
  Net income...............................       .07       .11         .14        .43         .79
Diluted earnings per share:
  Income from continuing operations........       .07       .10         .13        .52         .81
  Net income...............................       .07       .10         .13        .40         .69

                                              FIRST      SECOND     THIRD      FOURTH
1998                                         QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                         --------   --------   --------   --------   ----------
Revenues...................................  $ 64,630   $75,413    $ 78,635   $ 84,750    $303,428
Gross profit...............................    15,163    17,071      17,628     21,525      71,387
Income from continuing operations before
  cumulative effect of change in accounting
  principle................................       954     2,973       1,948      1,338       7,213
Net income (loss)..........................   (18,349)    3,184      (4,051)      (489)    (19,705)

Basic earnings per share:
  Income from continuing operations........  $    .02   $   .08    $    .05   $    .03    $    .18
  Net income (loss)........................      (.55)      .09        (.11)      (.02)       (.59)
Diluted earnings per share:
  Income from continuing operations........       .02       .07         .05        .03         .18
  Net income (loss)........................      (.53)      .08        (.09)      (.02)       (.57)

    The above financial information for each quarter reflects all normal and recurring adjustments.

    Income (loss) from continuing operations and net income (loss) include other income of $41.8 million, net of acquisition and integration charges of $12.9 million, in the fourth quarter of 1999, and acquisition and other charges of $1,460, $3,093 and $5,338 in the first, third and fourth quarters of 1998, respectively (see Notes 2 and 15).

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No information is required by Item 9.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information on pages 5-8 and 27 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by this reference to such information on pages 9-14 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by this reference to such information on page 4 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No information is required by Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page 56.

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1999:

    (1) Current Report on Form 8-K, dated November 2, 1999, regarding the acquisition of JB Systems, Inc., d.b.a. Mainsaver Corporation.

    (2) Current Report on Form 8-K, dated December 9, 1999, regarding the merger agreement between the Registrant and Advanced Communication
       Systems, Inc., ("ACS"), whereby Titan will acquire ACS.

    (3) Current Report on Form 8-K, dated December 22, 1999, regarding the acquisition of SFG Technologies Inc.

(c) Exhibits

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
         3.1            Registrant's Certificate of Amendment of Restated                *
                        Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of
                        Incorporation dated as of November 6, 1986, which was
                        Exhibit No. 3.1 to Registrant's 1987 Annual Report on
                        Form 10-K is incorporated herein by this reference.
                        Registrant's Certificate of Amendment of Restated
                        Certificate of Incorporation dated as of June 30, 1987,
                        which was Exhibit 3.2 to Registrant's 1987 Annual Report on
                        Form 10-K is incorporated herein by this reference.

         3.2            Registrant's By-laws, as amended, which was filed with the       *
                        Company's Quarterly Report on Form 10-Q dated November 13,
                        1995, as Exhibit 6(a)(3)is incorporated herein by this
                        reference.

         3.3            Registrant's By-laws, as amended.

         4.1            Rights Amendment, dated as of August 21, 1995, between The       *
                        Titan Corporation and American Stock Transfer and Trust
                        Company, which was Exhibit 1 to Registrant's Form 8-A dated
                        September 5, 1995, is incorporated herein by this reference.

         4.2            Letter Agreement dated February 4, 1998 between the Company      *
                        and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA
                        which was Exhibit 10.38 to Registration Statement on Form
                        S-4 (no. 333-45719) is incorporated herein by this
                        reference.

        10.1            Stock Option Plan of 1990, which was filed in the 1990           *
                        definitive proxy statement and was Exhibit 10.11 to
                        Registrant's 1989 Annual Report on 10-K is incorporated
                        herein by this reference.

        10.2            Stock Option Plan of 1994, which was filed in the 1994           *
                        definitive proxy statement and was Exhibit 10.17 to
                        Registrant's 1993 Annual Report on Form 10-K is incorporated herein by this reference.

        10.3            Amendment to Stock Option Plan Of 1994.

        10.4            Stock Option Plan of 1997, which was filed in the Company's
                        1997 Definitive Proxy Statement as Appendix A, is
                        incorporated herein by this reference.

        10.5            Amendment to Stock Option Plan of 1997.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.6            1992 Directors' Stock Option Plan which was filed in the         *
                        1993 definitive proxy statement and was Exhibit 10.14 to
                        Registrant's 1992 Annual Report on Form 10-K is incorporated herein by this reference.

        10.7            1996 Directors' Stock Option and Equity Participation Plan       *
                        which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on
                        Form 10-K is incorporated herein by this reference.

        10.8            Supplemental Retirement Plan for Key Executives which was        *
                        filed in the 1990 definitive proxy statement and was
                        Exhibit 10.13 to Registrant's 1989 Annual Report on
                        Form 10-K is incorporated herein by this reference.

        10.9            Amendment to The Titan Corporation Supplemental Retirement
                        Plan For Key Executives dated February 17, 2000.

        10.10           1995 Employee Stock Purchase Plan, which was Exhibit 4 to        *
                        Registrant's Form S-8 dated December 18, 1995, is
                        incorporated herein by this reference.

        10.11           Lease Agreement dated as of July 9, 1991, by and between         *
                        Torrey Pines Limited Partnership, a California limited
                        partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11,
                        1991 is incorporated herein by this reference.

        10.12           Agreement and Plan of Reorganization of Eldyne, Inc. dated       *
                        as of April 19, 1996, by and among Eldyne, Inc., Jack Witt,
                        ELD Acquisition Sub, Inc. and Registrant, which was
                        Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

        10.13           Agreement and Plan of Reorganization of Unidyne Corporation      *
                        dated as of April 19, 1996, by and among Unidyne
                        Corporation, Jack Witt, UNI Acquisition Sub, Inc. and
                        Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this
                        reference.

        10.14           Executive Severance Plan entered into by the Company with        *
                        Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's
                        Quarterly Report on Form 10-Q dated November 13, 1995, is
                        incorporated herein by this reference.

        10.15 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza.

        10.16           Loan and Security Agreement, dated December 29, 1995, by and     *
                        between Registrant and Capital Associates
                        International, Inc., which was Exhibit 10.17 to Registrant's
                        1995 Annual Report on Form 10-K, is incorporated by this
                        reference.

        10.17           Rider dated August 13, 1996, to Loan and Security Agreement      *
                        dated December 29, 1995 by and between Registrant and
                        Capital Associates International, Inc. which was
                        Exhibit 10.28 to Registrant's 1996 Annual Report on
                        Form 10-K, is incorporated herein by this reference.

        10.18           Loan and Security Agreement dated January 31, 1996, by and       *
                        between Registrant and Sanwa General Equipment Leasing, a
                        division of Sanwa Business Credit Corporation, which was
                        Exhibit 10.18 to Registrant's 1995 Annual Report on Form
                        10-K, is incorporated herein by this reference.

        10.19           Agreement and Plan of Merger and Reorganization dated            *
                        January 6, 1998 among The Titan Corporation, Titan
                        Acquisition Sub, Inc. and DBA Systems, Inc. which was filed as Exhibit 2.1 to the Company's Registration Statement on
                        Form S-4 (No. 333-45719), is incorporated herein by this
                        reference.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.20           Agreement and Plan of Merger and Reorganization dated            *
                        February 26, 1998, among The Titan Corporation, Sunrise
                        Acquisition Sub, Inc., Horizons Technology, Inc.
                        ("Horizons") and certain stockholders of Horizons, which was filed as Appendix A to the Company's Registration Statement on Form S-4 (No. 333-47633) is incorporated herein by this reference.

        10.21           Stock Purchase Agreement dated as of March 24, 1998 between
                        Titan Technologies and Information Systems Corporation,
                        Validity Corporation and the Shareholders of Validity
                        Corporation.

        10.22           Agreement and Plan of Reorganization dated as of June 30,        *
                        1998 by and among The Titan Corporation, Delsys Merger
                        Corp., and Delfin Systems, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
                        333-60127) is incorporated herein by this reference.

        10.23           Agreement and Plan of Merger and Reorganization dated as of
                        August 7, 1998 among The Titan Corporation, Merger Sub
                        Acquisition Corp., VisiCom Laboratories, Inc., and Certain
                        Shareholders of VisiCom Laboratories, Inc.

        10.24           Stock Purchase Agreement dated as of June 9, 1999 among          *
                        Titan Technologies and Information Systems Corporation,
                        System Resources Corporation and the Stockholders of System
                        Resources Corporation, which was filed as Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated June 9, 1999 is incorporated herein by this reference.

        10.25           Agreement and Plan of Merger and Reorganization dated as of
                        July 1, 1999 among Titan Technologies and Information
                        Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace
                        Electronics Corporation, and the Designated Stockholders.

        10.26           Limited Liability Company Agreement of Soliance Networks,
                        LLC dated as of August 25, 1999 among Sempra Energy
                        Information Solutions, modis, Inc., and Cayenta.com, Inc.

        10.27           Agreement and Plan of Merger, as amended, dated as of
                        October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT
                        Acquisition Corporation and Brett Helm and William Strensrud
                        as the representatives of the Escrow Securityholders.

        10.28           Stock Purchase Agreement dated as of November 2, 1999 among      *
                        Cayenta.com, Inc., J B Systems, Inc, d.b.a. Mainsaver
                        Corporation and Mainsaver, JKS Separate Property Trust, The
                        Gehl Living Trust, JBS Acquisition Company, LLC, Epicor
                        Software Corporation, Mark Stevens and The Titan
                        Corporation, which was filed as Exhibit 2.1 to the Company's
                        Current Report on Form 8-K dated November 2, 1999 is
                        incorporated herein by this reference.

        10.29           Stock Exchange and Stock Purchase Agreement dated as of
                        December 7, 1999 among Cayenta, Cayenta Operating Company,
                        The Titan Corporation, Assist Cornerstone
                        Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit.
                        Upon request, the Company will furnish supplementally to the
                        Commission a copy of any omitted schedule.

        10.30           Agreement and Plan of Merger dated as of December 9, 1999        *
                        among The Titan Corporation, Advanced Communication
                        Systems, Inc., and AT Acquisition Corp, which was filed as
                        Exhibit 2.1 to the Company's Current Report on Form 8-K
                        dated December 9, 1999 is incorporated herein by this
                        reference.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.31           Agreement and Plan of Merger, dated as of December 9, 1999       *
                        as amended as of January 20, 2000, among the Company, Merger
                        Sub and ACS, which was filed as Exhibit 2.1 to the Company's
                        Registration Statement on Form S-4 (No. 333-95245) is
                        incorporated herein by this reference.

        10.32           Loan Facility Agreement dated as of December 10, 1999 among
                        Titan Africa, Inc., Office des Postes et Telecommunications
                        of the State of Benin, Banque Belgolaise, Eco Bank Benin,
                        Banque Ouest Africain pour le Developpement, Banque
                        Internationale du Benin, Continental Bank Benin and Bank of
                        Africa Benin.

        10.33           Stock Purchase Agreement dated as of December 23, 1999 among     *
                        Cayenta, SFG Technologies, Inc., the Common Selling
                        Shareholders, the Preferred Selling Shareholders and the
                        Option Holders, which was filed as Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated December 22, 1999 is incorporated herein by this reference.

        10.34           Agreement and Plan of Reorganization dated as of
                        January 28, 2000 among The Titan Corporation, MT Acquisition
                        Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and
                        the Principal Shareholder of William C. Lindsey, Inc. We
                        have not filed Schedules and similar attachments to this
                        Exhibit. Upon request, the Company will furnish
                        supplementally to the Commission a copy of any omitted
                        schedule.

        10.35           5 3/4 % Convertible Preferred Securities Remarketable Term
                        income Deferrable Equity Securities (High Tides) dated as of
                        February 3, 2000.

        10.36           Senior Secured Credit Agreement, dated as of February 23,
                        2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse
                        First Boston, as the Lead Arranger and as the Administrative
                        Agent for the Lenders, First Union Securities, Inc. as
                        Co-Arranger and as Syndication Agent and The Bank of Nova
                        Scotia as the Documentation Agent.

        10.37           Agreement and Plan of Merger dated as of March 10, 2000
                        among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the
                        Company will furnish supplementally to the Commission a copy of any omitted schedule.

        13              The Titan Corporation 1999 Annual Report to Shareholders.

        21              Subsidiaries of Registrant as of December 31, 1999.

        23              Consent of Arthur Andersen LLP, Independent Public
                        Accountants.

        27              Financial Data Schedule for the year ended December 31,
                        1999.

------------------------

* Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE TITAN CORPORATION

                                                       By:               /s/ GENE W. RAY
                                                            -----------------------------------------
                                                                           Gene W. Ray,
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD
March 29, 2000

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                /s/ GENE W. RAY
     --------------------------------------       President, Chief Executive Officer   March 29, 2000
                  Gene W. Ray                       and Chairman of the Board

              /s/ ERIC M. DEMARCO                 Executive Vice President and Chief
     --------------------------------------         Financial Officer (Principal       March 29, 2000
                Eric M. DeMarco                     Financial Officer)

            /s/ DEANNA HOM PETERSEN               Vice President, Corporate
     --------------------------------------         Controller (Principal Accounting   March 29, 2000
              Deanna Hom Petersen                   Officer)

              /s/ CHARLES R. ALLEN
     --------------------------------------       Director                             March 24, 2000
                Charles R. Allen

            /s/ JOSEPH F. CALIGIURI
     --------------------------------------       Director                             March 29, 2000
              Joseph F. Caligiuri

               /s/ DANIEL J. FINK
     --------------------------------------       Director                             March 29, 2000
                 Daniel J. Fink

             /s/ ROBERT M. HANISEE
     --------------------------------------       Director                             March 29, 2000
               Robert M. Hanisee

             /s/ ROBERT E. LA BLANC
     --------------------------------------       Director                             March 29, 2000
               Robert E. La Blanc

             /s/ THOMAS G. POWNALL
     --------------------------------------       Director                             March 29, 2000
               Thomas G. Pownall

                 /s/ JAMES ROTH
     --------------------------------------       Director                             March 29, 2000
                   James Roth

                             THE TITAN CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                           (IN THOUSANDS OF DOLLARS)

                                                     BALANCE AT     ADDITIONS
                                                    BEGINNING OF   (CHARGES TO                BALANCE AT
                                                        YEAR        EXPENSE)     DEDUCTIONS   END OF YEAR
                                                    ------------   -----------   ----------   -----------
1999:
  Accrued merger and integration costs............     $3,035         $9,288       $6,443       $5,880
  Allowance for doubtful accounts.................        249            677(b)       158          768

1998:
  Accrued merger and integration costs............         --          5,038        2,003        3,035
  Allowance for doubtful accounts.................        718             --          469(a)       249

1997:
  Accrued merger and integration costs............         --             --           --           --
  Allowance for doubtful accounts.................        481            297           60          718

------------------------

(a) Includes $267 reclassed to unbilled accounts receivable.

(b) Includes $279 added through acquisitions.

                                 EXHIBIT INDEX

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
         3.1            Registrant's Certificate of Amendment of Restated                *
                        Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of
                        Incorporation dated as of November 6, 1986, which was
                        Exhibit No. 3.1 to Registrant's 1987 Annual Report on
                        Form 10-K is incorporated herein by this reference.
                        Registrant's Certificate of Amendment of Restated
                        Certificate of Incorporation dated as of June 30, 1987,
                        which was Exhibit 3.2 to Registrant's 1987 Annual Report on
                        Form 10-K is incorporated herein by this reference.

         3.2            Registrant's By-laws, as amended, which was filed with the       *
                        Company's Quarterly Report on Form 10-Q dated November 13,
                        1995, as Exhibit 6(a)(3)is incorporated herein by this
                        reference.

         3.3            Registrant's By-laws, as amended.

         4.1            Rights Amendment, dated as of August 21, 1995, between The       *
                        Titan Corporation and American Stock Transfer and Trust
                        Company, which was Exhibit 1 to Registrant's Form 8-A dated
                        September 5, 1995, is incorporated herein by this reference.

         4.2            Letter Agreement dated February 4, 1998 between the Company      *
                        and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA
                        which was Exhibit 10.38 to Registration Statement on Form
                        S-4 (no. 333-45719) is incorporated herein by this
                        reference.

        10.1            Stock Option Plan of 1990, which was filed in the 1990           *
                        definitive proxy statement and was Exhibit 10.11 to
                        Registrant's 1989 Annual Report on 10-K is incorporated
                        herein by this reference.

        10.2            Stock Option Plan of 1994, which was filed in the 1994           *
                        definitive proxy statement and was Exhibit 10.17 to
                        Registrant's 1993 Annual Report on Form 10-K is incorporated herein by this reference.

        10.3            Amendment to Stock Option Plan Of 1994.

        10.4            Stock Option Plan of 1997, which was filed in the Company's
                        1997 Definitive Proxy Statement as Appendix A, is
                        incorporated herein by this reference.

        10.5            Amendment to Stock Option Plan of 1997.

        10.6            1992 Directors' Stock Option Plan which was filed in the         *
                        1993 definitive proxy statement and was Exhibit 10.14 to
                        Registrant's 1992 Annual Report on Form 10-K is incorporated herein by this reference.

        10.7            1996 Directors' Stock Option and Equity Participation Plan       *
                        which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on
                        Form 10-K is incorporated herein by this reference.

        10.8            Supplemental Retirement Plan for Key Executives which was        *
                        filed in the 1990 definitive proxy statement and was
                        Exhibit 10.13 to Registrant's 1989 Annual Report on
                        Form 10-K is incorporated herein by this reference.

        10.9            Amendment to The Titan Corporation Supplemental Retirement
                        Plan For Key Executives dated February 17, 2000.

        10.10           1995 Employee Stock Purchase Plan, which was Exhibit 4 to        *
                        Registrant's Form S-8 dated December 18, 1995, is
                        incorporated herein by this reference.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.11           Lease Agreement dated as of July 9, 1991, by and between         *
                        Torrey Pines Limited Partnership, a California limited
                        partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11,
                        1991 is incorporated herein by this reference.

        10.12           Agreement and Plan of Reorganization of Eldyne, Inc. dated       *
                        as of April 19, 1996, by and among Eldyne, Inc., Jack Witt,
                        ELD Acquisition Sub, Inc. and Registrant, which was
                        Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.

        10.13           Agreement and Plan of Reorganization of Unidyne Corporation      *
                        dated as of April 19, 1996, by and among Unidyne
                        Corporation, Jack Witt, UNI Acquisition Sub, Inc. and
                        Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this
                        reference.

        10.14           Executive Severance Plan entered into by the Company with        *
                        Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's
                        Quarterly Report on Form 10-Q dated November 13, 1995, is
                        incorporated herein by this reference.

        10.15 Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza.

        10.16           Loan and Security Agreement, dated December 29, 1995, by and     *
                        between Registrant and Capital Associates
                        International, Inc., which was Exhibit 10.17 to Registrant's
                        1995 Annual Report on Form 10-K, is incorporated by this
                        reference.

        10.17           Rider dated August 13, 1996, to Loan and Security Agreement      *
                        dated December 29, 1995 by and between Registrant and
                        Capital Associates International, Inc. which was
                        Exhibit 10.28 to Registrant's 1996 Annual Report on
                        Form 10-K, is incorporated herein by this reference.

        10.18           Loan and Security Agreement dated January 31, 1996, by and       *
                        between Registrant and Sanwa General Equipment Leasing, a
                        division of Sanwa Business Credit Corporation, which was
                        Exhibit 10.18 to Registrant's 1995 Annual Report on Form
                        10-K, is incorporated herein by this reference.

        10.19           Agreement and Plan of Merger and Reorganization dated            *
                        January 6, 1998 among The Titan Corporation, Titan
                        Acquisition Sub, Inc. and DBA Systems, Inc. which was filed as Exhibit 2.1 to the Company's Registration Statement on
                        Form S-4 (No. 333-45719), is incorporated herein by this
                        reference.

        10.20           Agreement and Plan of Merger and Reorganization dated            *
                        February 26, 1998, among The Titan Corporation, Sunrise
                        Acquisition Sub, Inc., Horizons Technology, Inc.
                        ("Horizons") and certain stockholders of Horizons, which was filed as Appendix A to the Company's Registration Statement on Form S-4 (No. 333-47633) is incorporated herein by this reference.

        10.21           Stock Purchase Agreement dated as of March 24, 1998 between
                        Titan Technologies and Information Systems Corporation,
                        Validity Corporation and the Shareholders of Validity
                        Corporation.

        10.22           Agreement and Plan of Reorganization dated as of June 30,        *
                        1998 by and among The Titan Corporation, Delsys Merger
                        Corp., and Delfin Systems, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
                        333-60127) is incorporated herein by this reference.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.23           Agreement and Plan of Merger and Reorganization dated as of
                        August 7, 1998 among The Titan Corporation, Merger Sub
                        Acquisition Corp., VisiCom Laboratories, Inc., and Certain
                        Shareholders of VisiCom Laboratories, Inc.

        10.24           Stock Purchase Agreement dated as of June 9, 1999 among          *
                        Titan Technologies and Information Systems Corporation,
                        System Resources Corporation and the Stockholders of System
                        Resources Corporation, which was filed as Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated June 9, 1999 is incorporated herein by this reference.

        10.25           Agreement and Plan of Merger and Reorganization dated as of
                        July 1, 1999 among Titan Technologies and Information
                        Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace
                        Electronics Corporation, and the Designated Stockholders.

        10.26           Limited Liability Company Agreement of Soliance Networks,
                        LLC dated as of August 25, 1999 among Sempra Energy
                        Information Solutions, modis, Inc., and Cayenta.com, Inc.

        10.27           Agreement and Plan of Merger, as amended, dated as of
                        October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT
                        Acquisition Corporation and Brett Helm and William Strensrud
                        as the representatives of the Escrow Securityholders.

        10.28           Stock Purchase Agreement dated as of November 2, 1999 among      *
                        Cayenta.com, Inc., J B Systems, Inc, d.b.a. Mainsaver
                        Corporation and Mainsaver, JKS Separate Property Trust, The
                        Gehl Living Trust, JBS Acquisition Company, LLC, Epicor
                        Software Corporation, Mark Stevens and The Titan
                        Corporation, which was filed as Exhibit 2.1 to the Company's
                        Current Report on Form 8-K dated November 2, 1999 is
                        incorporated herein by this reference.

        10.29           Stock Exchange and Stock Purchase Agreement dated as of
                        December 7, 1999 among Cayenta, Cayenta Operating Company,
                        The Titan Corporation, Assist Cornerstone
                        Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit.
                        Upon request, the Company will furnish supplementally to the
                        Commission a copy of any omitted schedule.

        10.30           Agreement and Plan of Merger dated as of December 9, 1999        *
                        among The Titan Corporation, Advanced Communication
                        Systems, Inc., and AT Acquisition Corp, which was filed as
                        Exhibit 2.1 to the Company's Current Report on Form 8-K
                        dated December 9, 1999 is incorporated herein by this
                        reference.

        10.31           Agreement and Plan of Merger, dated as of December 9, 1999       *
                        as amended as of January 20, 2000, among the Company, Merger
                        Sub and ACS, which was filed as Exhibit 2.1 to the Company's
                        Registration Statement on Form S-4 (No. 333-95245) is
                        incorporated herein by this reference.

        10.32           Loan Facility Agreement dated as of December 10, 1999 among
                        Titan Africa, Inc., Office des Postes et Telecommunications
                        of the State of Benin, Banque Belgolaise, Eco Bank Benin,
                        Banque Ouest Africain pour le Developpement, Banque
                        Internationale du Benin, Continental Bank Benin and Bank of
                        Africa Benin.

        10.33           Stock Purchase Agreement dated as of December 23, 1999 among     *
                        Cayenta, SFG Technologies, Inc., the Common Selling
                        Shareholders, the Preferred Selling Shareholders and the
                        Option Holders, which was filed as Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated December 22, 1999 is incorporated herein by this reference.

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.34           Agreement and Plan of Reorganization dated as of
                        January 28, 2000 among The Titan Corporation, MT Acquisition
                        Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and
                        the Principal Shareholder of William C. Lindsey, Inc. We
                        have not filed Schedules and similar attachments to this
                        Exhibit. Upon request, the Company will furnish
                        supplementally to the Commission a copy of any omitted
                        schedule.

        10.35           5 3/4 % Convertible Preferred Securities Remarketable Term
                        income Deferrable Equity Securities (High Tides) dated as of
                        February 3, 2000.

        10.36           Senior Secured Credit Agreement, dated as of February 23,
                        2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse
                        First Boston, as the Lead Arranger and as the Administrative
                        Agent for the Lenders, First Union Securities, Inc. as
                        Co-Arranger and as Syndication Agent and The Bank of Nova
                        Scotia as the Documentation Agent.

        10.37           Agreement and Plan of Merger dated as of March 10, 2000
                        among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the
                        Company will furnish supplementally to the Commission a copy of any omitted schedule.

        13              The Titan Corporation 1999 Annual Report to Shareholders.

        21              Subsidiaries of Registrant as of December 31, 1999.

        23              Consent of Arthur Andersen LLP, Independent Public
                        Accountants.

        27              Financial Data Schedule for the year ended December 31,
                        1999.

------------------------

* Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.