Form 10-Q
period 2000-03-31
TITAN CORP
filed 2000-05-15
CIK 32258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-6035

                            ------------------------

                             THE TITAN CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                 95-2588754
 (State or other jurisdiction    (I.R.S. Employer
              of                Identification No.)
incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of registrant's common stock outstanding at May 8, 2000, was 50,721,166.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $175,499   $126,213
                                                              --------   --------
Costs and expenses:
  Cost of revenues..........................................   128,503     93,746
  Selling, general and administrative expense...............    39,224     22,575
  Research and development expense..........................     2,247      1,474
  Acquisition related charges...............................    18,070         --
                                                              --------   --------
    Total costs and expenses................................   188,044    117,795
                                                              --------   --------
Operating profit (loss).....................................   (12,545)     8,418
Interest expense............................................    (5,968)    (2,480)
Interest income.............................................       927         44
                                                              --------   --------
Income (loss) before income taxes, minority interest and
  extraordinary loss........................................   (17,586)     5,982
Income tax provision (benefit)..............................    (4,397)     1,997
                                                              --------   --------
Income (loss) before minority interest and extraordinary
  loss......................................................   (13,189)     3,985
Minority interest...........................................     1,378         --
Extraordinary loss from early extinguishment of debt, net of
  taxes.....................................................    (3,454)        --
                                                              --------   --------
Net income (loss)...........................................   (15,265)     3,985
Dividend requirements on preferred stock....................      (174)      (174)
                                                              --------   --------
Net income (loss) applicable to common stock................  $(15,439)  $  3,811
                                                              ========   ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...................  $  (0.25)  $   0.09
  Extraordinary loss from early extinguishment of debt, net
    of taxes................................................     (0.07)        --
                                                              --------   --------
  Net income (loss).........................................  $  (0.32)  $   0.09
                                                              ========   ========
  Weighted average shares...................................    49,600     40,970
                                                              ========   ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...................  $  (0.25)  $   0.08
  Extraordinary loss from early extinguishment of debt, net
    of taxes................................................     (0.07)        --
                                                              --------   --------
  Net income (loss).........................................  $  (0.32)  $   0.08
                                                              ========   ========
  Weighted average shares...................................    49,600     49,720
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 65,131      $ 13,364
  Accounts receivable--net..................................   242,141       220,040
  Inventories...............................................    19,867        15,640
  Prepaid expenses and other................................    19,442         9,381
  Deferred income taxes.....................................    19,422        11,001
                                                              --------      --------
    Total current assets....................................   366,003       269,426
Property and equipment--net.................................    54,099        43,269
Goodwill--net...............................................   255,084       210,894
Other assets................................................    33,567        21,753
Net assets of discontinued operations.......................       463           557
                                                              --------      --------
    Total assets............................................  $709,216      $545,899
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $  1,000      $ 10,035
  Accounts payable..........................................    45,191        44,760
  Acquisition debt..........................................     4,000         4,800
  Current portion of long-term debt.........................     3,609         3,791
  Accrued compensation and benefits.........................    30,809        28,551
  Other accrued liabilities.................................    54,094        53,797
  Income taxes payable......................................     1,174         9,857
  Net liabilities of discontinued operations................     5,692         7,142
                                                              --------      --------
    Total current liabilities...............................   145,569       162,733
                                                              --------      --------
Lines of credit.............................................    99,000       175,187
Other long-term debt........................................    15,699        10,136
Other non-current liabilities...............................    36,115        31,851

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are
  senior subordinated debentures of Titan...................   250,000            --
Minority interests..........................................    12,345         5,350

Stockholders' Equity:
  Preferred stock: $1 par value, authorized 2,500,000
    shares:
    Cumulative convertible, $13,897 liquidation preference:
      693,300 and 694,850 shares issued and outstanding.....       693           695
    Series A junior participating: authorized 250,000
     shares:
      None issued...........................................        --            --
  Common stock: $.01 par value, authorized 100,000,000
    shares, issued and outstanding: 50,647,298 and
    50,362,222..............................................       506           504
  Capital in excess of par value............................   151,750       147,296
  Deferred compensation.....................................    (2,104)         (738)
  Retained earnings.........................................     1,467        15,554
  Forgien currency translation adjustment...................       (30)          (33)
  Treasury stock (987,065 and 966,398 shares), at cost......    (1,794)       (2,636)
                                                              --------      --------
    Total stockholders' equity..............................   150,488       160,642
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $709,216      $545,899
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(15,265)  $ 3,985
Adjustments to reconcile net income (loss) to net cash used
  for operating activities, net of effects of businesses
  acquired:
  Depreciation and amortization.............................    10,661     2,965
  Deferred income taxes and other...........................    (3,248)      780
  Pooling of interests......................................     1,352        --
  Minority interest.........................................    (1,378)       --
  Deferred compensation.....................................       210        --
  Changes in operating assets and liabilities, net of the
    effects of businesses acquired:
    Accounts receivable.....................................   (14,701)  (25,924)
    Inventories.............................................    (2,873)      665
    Prepaid expenses and other assets.......................   (11,799)     (934)
    Accounts payable........................................      (457)      919
    Accrued compensation and benefits.......................      (941)     (382)
    Income taxes payable....................................    (9,639)      491
    Other liabilities.......................................    (4,059)   (1,109)
                                                              --------   -------
Net cash used for continuing operations.....................   (52,137)  (18,544)
                                                              --------   -------
Changes in net assets and liabilities of discontinued
  operations................................................    (1,356)   (2,605)
                                                              --------   -------
Net cash used for discontinued operations...................    (1,356)   (2,605)
                                                              --------   -------
Net cash used for operating activities......................   (53,493)  (21,149)
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (12,358)   (2,841)
Acquisition of businesses, net of cash acquired.............   (50,927)  (12,000)
Other.......................................................       380       (84)
                                                              --------   -------
Net cash used for investing activities......................   (62,905)  (14,925)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of redeemable convertible preferred securities.....   250,000        --
Additions to debt...........................................     7,359    28,500
Retirements of debt.........................................   (90,000)     (143)
Contribution from minority interest of consolidated
  subsidiary................................................     8,373        --
Deferred financing costs....................................   (14,598)       --
Extraordinary loss on retirement of debt....................     3,454        --
Dividends paid..............................................      (174)     (174)
Proceeds from stock issuances...............................     2,436       544
Other.......................................................     1,312        --
                                                              --------   -------
Net cash provided by financing activities...................   168,162    28,727
                                                              --------   -------
Effect of exchange rate changes on cash.....................         3        --
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........    51,767    (7,347)
Cash and cash equivalents at beginning of period............    13,364    13,536
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 65,131   $ 6,189
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                                CUMULATIVE
                               CUMULATIVE                CAPITAL                                  FOREIGN
                               CONVERTIBLE              IN EXCESS                   RETAINED     CURRENCY
                                PREFERRED     COMMON     OF PAR       DEFERRED      EARNINGS    TRANSLATION   TREASURY
                                  STOCK       STOCK       VALUE     COMPENSATION    (DEFICIT)   ADJUSTMENT     STOCK      TOTAL
                               -----------   --------   ---------   -------------   ---------   -----------   --------   --------
THREE MONTHS ENDED MARCH 31,
  2000:
Balances at December 31,
  1999.......................    $   695      $  504    $147,296       $  (738)     $ 15,554      $   (33)    $(2,636)   $160,642
  Pooling adjustment.........                                                          1,352                                1,352
  Exercise of stock options
    and other................                      2         614                                                              616
  Proceeds from stock
    issuances................                              1,820                                                            1,820
  Deferred compensation,
    related to the issuance
    of
    stock options............                              1,664        (1,576)                                                88
  Amortization of deferred
    compensation.............                                              210                                                210
  Shares contributed to
    employee benefit plans...                                (78)                                                 842         764
  Foreign currency
    translation adjustment...                                                                           3                       3
  Conversion of preferred
    stock....................         (2)                      2                                                               --
  Income tax benefit from
    employee stock
    transactions.............                                432                                                              432
  Dividends on preferred
    stock--Cumulative
    convertible,
    $.25 per share...........                                                           (174)                                (174)
  Net loss...................                                                        (15,265)                             (15,265)
                                 -------      ------    --------       -------      --------      -------     -------    --------
Balances at March 31, 2000...    $   693      $  506    $151,750       $(2,104)     $  1,467      $   (30)    $(1,794)   $150,488
                                 =======      ======    ========       =======      ========      =======     =======    ========

THREE MONTHS ENDED MARCH 31,
  1999:
Balances at December 31,
  1998.......................    $   695      $  415    $116,001       $    --      $(18,938)     $    --     $(2,579)   $ 95,594
  Conversion of subordinated
    debentures...............                      4       1,440                                                            1,444
  Exercise of stock options
    and other................                      1         346                                                              347
  Shares contributed to
    employee benefit plans...                                197                                                              197
  Foreign currency
    translation adjustment...                                                             22                                   22
  Dividends on preferred
    stock--Cumulative
    convertible,
    $.25 per share...........                                                           (174)                                (174)
  Net income.................                                                          3,985                                3,985
                                 -------      ------    --------       -------      --------      -------     -------    --------
Balances at March 31, 1999...    $   695      $  420    $117,984       $    --      $(15,105)     $    --     $(2,579)   $101,415
                                 =======      ======    ========       =======      ========      =======     =======    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) BASIS OF FINANCIAL STATEMENT PREPARATION

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or "the Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1999. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as a pooling of interests the acquisition of Advanced Communication Systems, Inc. ("ACS"), in the first quarter of 2000 (See Note 2).

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

NOTE (2) ACQUISITIONS, MERGER AND INVESTMENT

    On March 30, 2000, the Company completed the acquisition of substantially all of the stock of LinCom Corporation ("LinCom"), for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback is due approximately 60 days after the closing date, and the $2 million note is due one year after the closing date and accrues interest at 7%. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The primary operations of LinCom are reported in the Titan Systems segment. The commercial applications within LinCom are reported in the Emerging Technologies and Businesses segment. The transaction was accounted for as a purchase, and accordingly, LinCom's results of operations have been consolidated with the Company's results of operations since March 31, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $19.9 million at March 31, 2000.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering ("Pulse") for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment. The holdback is due approximately 90 days from the closing date and the deferred payment is due one year from the closing date. Pulse provides highly specialized security and signal intelligence systems and services to the intelligence community and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, Pulse's results of operations have been consolidated with the Company's results of operations since March 25, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $21.5 million at March 31, 2000.

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (2) ACQUISITIONS, MERGER AND INVESTMENT (CONTINUED)
    Unaudited proforma data giving effect to the purchase of LinCom and Pulse if they had been acquired at the beginning of 1999 are shown below.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues................................................  $187,909   $134,942
Income (loss) before extraordinary loss.................   (11,846)     4,263
Net income (loss).......................................   (15,300)     4,263
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...............  $  (0.24)  $   0.10
  Net income (loss).....................................     (0.31)      0.10
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...............  $  (0.24)  $   0.09
  Net income (loss).....................................     (0.31)      0.09

    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc. ("ACS"), a government information technology services company, in a stock-for-stock transaction. ACS' primary operations are included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS common stock and assumed ACS stock options representing approximately 263,000 shares of Titan common stock, based on an exchange ratio of approximately .57 shares of Titan common stock for each share of ACS common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Acquisition related charges of $18.1 million in the quarter ended March 31, 2000, include direct transaction costs of approximately $9.0 million related to the consummation of the ACS merger, which are comprised of accounting, legal, investment banker, financial printing, and other direct costs. Also included in these acquisition costs are employee termination and retention costs of approximately $2.1 million, costs to eliminate duplicate facilities and assets of approximately $1.2 million and a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs.

    Effective January 1, 2000, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. The 1999 financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if the merger had occurred at the beginning of the periods presented. A pooling of interests adjustment has been made in the consolidated statements of cash flows and consolidated statements of stockholders' equity for the quarter ended March 31, 2000, to reflect the activity for ACS in the quarter ended December 31, 1999, as reported in ACS Form 10-Q for the

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (2) ACQUISITIONS, MERGER AND INVESTMENT (CONTINUED) fiscal quarter ended December 31, 1999. ACS' revenues and net income for the quarter ended December 31, 1999 were $46,255 and $1,352 respectively. The separate and combined results of Titan and ACS are as follows:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2000
                                                             ------------------
Revenues:
  Titan....................................................       $131,176
  ACS......................................................         44,323
                                                                  --------
    Combined...............................................       $175,499
                                                                  ========
Extraordinary loss:
    Titan..................................................       $ (3,170)
    ACS....................................................           (284)
                                                                  --------
    Combined...............................................       $ (3,454)
                                                                  ========
Net income (loss):
    Titan..................................................       $ (3,349)
    ACS....................................................          1,637
    Acquistion expenses, net of taxes......................        (13,553)
                                                                  --------
                                                                  $(15,265)
                                                                  ========

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of approximately $3.6 million of legal costs and approximately $9.3 million of integration and restructuring expenses. Unpaid amounts of $5,880 in Other current liabilities at December 31, 1999 were primarily termination and other integration costs. Charges against this accrual in the first quarter of 2000 were approximately $410 for termination costs related to six employees and approximately $1,280 for other integration and legal costs.

    In January 2000, the Company committed to an investment of $1 million in a private limited partnership operating as a Small Business Investment Company. The CEO of Titan is on the partnership's executive advisory board. The investment is to be made over the next five years, with no more than 40% of the total commitment contributed during any twelve month period. The investment of $70 at March 31, 2000 is included in Other assets.

NOTE (3) DISCONTINUED OPERATIONS

    In December 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control business and broadband communications businesses respectively; accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $5,700 at March 31, 2000 consist

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (3) DISCONTINUED OPERATIONS (CONTINUED) primarily of accrued liabilities of approximately $9,300 net of approximately $3,600 of current assets (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $1,800 were made against the accrued liabilities in the three months ended March 31, 2000. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

NOTE (4) DEBT

    On February 9, 2000, the Company and Titan Capital Trust (the "Trust"), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES") at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 of an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES , the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (4) DEBT (CONTINUED)
Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The credit facility also allows the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The new credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries. The $275 million facility is comprised of a seven-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, a six-year senior secured term loan facility in an aggregate principal amount of $100 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facility mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. Cayenta and its subsidiaries are no longer guarantors under the new credit facility, and their assets shall no longer be collateral for the new bank syndicate if Cayenta completes its proposed initial public offering (See Note
5).

    At March 31, 2000, total borrowings outstanding were $100,000 on the term loan at a weighted average interest rate of 8.99%. Commitments under letters of credit, which reduce availability of the working capital line, were $1,872 at March 31, 2000. Of the total borrowings, $1,000 was short-term. At March 31, 2000, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5) OTHER FINANCIAL INFORMATION

    In the first quarter of 2000, the Company changed the name of its electronic food pasteurization and medical products sterilization subsidiary from Titan Scan Corp. to SureBeam Corporation ("SureBeam"), to better reflect the technology in the marketplace and to better position these operations for strategic transactions pursuant to the Company's corporate strategy. The segment is now also referred to as SureBeam.

    The Software Systems segment contains the Company's majority owned subsidiary, Cayenta, Inc. ("Cayenta"). In December 1999, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission ("SEC") for an initial public offering. The Company controls approximately 97% of the voting power of Cayenta through its ownership of 10 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED) of the holders of common stock. Cayenta has filed a registration statement on Form S-1 for an initial public offering of an as yet undetermined number of shares of its Class A common stock. If the proposed offering is completed, the 2,345,000 outstanding shares of Series A preferred stock of Cayenta will convert into Class A common stock of Cayenta. The Company cannot be certain that Cayenta will be able to complete its offering. Approximately $0.9 million in costs related to this offering have been deferred and are classified as prepaid expenses at March 31, 2000.

    On March 30, 2000, Cayenta executed a Stock Purchase Agreement with Penton Media ("Penton") whereby Penton purchased 250,000 shares of Class A common stock for $6.4 million. In addition, Penton agreed to provide up to $2 million in marketing services to Cayenta.

    Also in the first quarter of 2000, the Company established three new business units within its Emerging Technologies and Businesses segment as a result of combining the Company's internal expertise with the expertise in recent acquisitions. The first new business unit will address Network, Internet and Information Security, and targets commercial businesses needing to detect and protect against network intrusions, as well as those seeking to conduct secure electronic communications and transactions. The second new business unit is focused on the continued commercialization of high data rate chip sets for wireless local area networks and multi-media solutions. The third new business unit, Information Technology Services, provides web-based solutions, network performance monitoring and e-business application development to the financial services industry.

    The following tables summarize revenues and operating profit (loss) by operating segment for the three month periods ended March 31, 2000 and 1999.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues:
  Titan Systems.........................................  $133,689   $110,074
  Titan Software Systems................................    15,900      8,394
  SureBeam..............................................     6,063      3,762
  Titan Wireless........................................    16,624      2,317
  Emerging Technologies and Businesses..................     3,223      1,666
                                                          --------   --------
                                                          $175,499   $126,213
                                                          ========   ========
Operating Profit (Loss):
  Titan Systems.........................................  $ (7,241)  $  8,774
  Titan Software Systems................................    (6,312)     1,430
  SureBeam..............................................       854        341
  Titan Wireless........................................     2,540       (203)
  Emerging Technologies and Businesses..................       291        242
                                                          --------   --------
Segment operating profit (loss) before Corporate........    (9,868)    10,584
Corporate...............................................    (2,677)    (2,166)
                                                          --------   --------
                                                          $(12,545)  $  8,418
                                                          ========   ========

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The operating loss of the Titan Systems segment for the three month period ended March 31, 2000 includes $18,070 of acquisition related charges primarily representing costs and expenses of the ACS merger. In the Titan Systems segment in the quarter ended March 31, 2000, $403 of deferred profit was recognized associated with two acquisitions in 1999.

    During the quarter ended March 31, 2000, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 2000, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

                                     THREE MONTHS ENDED MARCH 31, 2000         THREE MONTHS ENDED MARCH 31, 1999
                                  ---------------------------------------   ---------------------------------------
                                                   SHARES                                    SHARES
                                    INCOME         (000'S)      PER SHARE     INCOME         (000'S)      PER SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income (loss) before
  extraordinary item............    $(11,811)                                  $3,985
Less preferred stock
  dividends.....................        (174)                                    (174)
Effect of minority interest.....        (574)                                      --
                                    --------        ------       ------        ------         ------       ------
Basic EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders......     (12,559)       49,600        (0.25)        3,811         40,970         0.09
Effect of dilutive securities:
  Stock options.................          --            --           --            --          1,159        (0.00)
  Debentures....................          --            --           --           415          7,591        (0.01)
                                    --------        ------       ------        ------         ------       ------
Diluted EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders plus
    assumed conversions.........    $(12,559)       49,600       $(0.25)       $4,226         49,720       $ 0.08
                                    ========        ======       ======        ======         ======       ======

    In the three months ended March 31, 2000, options to purchase approximately 4,045,000 shares of common stock at prices ranging from $0.40 to $47.50 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss before extraordinary item. Similarly, approximately 2,771,000 shares from the potential conversion of convertible securities were not included in the computation. In the three months ended March 31, 1999, options to purchase approximately 1,060,500 shares of common stock at prices ranging from $5.63 to $9.50 were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the commons shares. In both 2000 and 1999, approximately 463,000 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

                             THE TITAN CORPORATION

                                 MARCH 31, 2000

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Following are details concerning certain balance sheet data:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Inventories:
  Materials...........................................   $ 5,204       $ 7,725
  Work-in-process.....................................     9,813         4,357
  Finished goods......................................     4,850         3,558
                                                         -------       -------
                                                         $19,867       $15,640
                                                         =======       =======

    Supplemental disclosure of cash payments is as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Interest....................................................   $2,338     $1,871
Income taxes................................................    9,051        347

NOTE (6) RELATED PARTY TRANSACTION

    In the first quarter of 1999, in order to strengthen the commitment to the Company of the Company's President and Chief Executive Officer and to provide an additional incentive to continue in its employ, the Company made a $500 loan, at 6.94% annual interest rate, to Dr. Ray pursuant to a promissory note and loan agreement, the terms of which provide that the note shall be forgiven on the first anniversary of it being made unless Dr. Ray has previously resigned from the employ of the Company or been terminated for cause. The loan is being charged to expense ratably over the year period, and the balance included in Prepaid expenses and other at March 31, 2000 is $458.

NOTE (7) SUBSEQUENT EVENT

    In April 2000, the Company contributed 25,000 shares of Titan common stock to Virtual Capital of California LLC ("VCCL") in exchange for a 10% ownership in VCCL. VCCL is a limited liability company, which identifies early-stage high technology opportunities. In addition, the Company has granted stock options to purchase 25,000 shares of Titan common stock to the majority owner of VCCL in exchange for consulting services. The options have an exercise price of $36 per share and a 10 year term, are non-qualified, and vest at 25% after six months and 25% every six months thereafter.

                             THE TITAN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

    REVENUES

    CONSOLIDATED. Our consolidated revenues increased from $126.2 million in the first quarter of 1999 to $175.5 million in the first quarter of 2000. Increased revenues were reported across all business units in the first quarter of 2000, with the most notable increases in our Titan Wireless segment and our Software Systems segments (which includes Cayenta), with revenue increases of 617% and 89%, respectively, in the first quarter of 2000 compared to the first quarter of 1999. Revenue growth in the first quarter of 2000 was primarily attributable to the impact of the acquisitions of System Resources Corporation ("SRC") and Atlantic Aerospace Electronics Corporation ("AAEC") made in 1999 in our Titan Systems segment, the acquisitions of JB Systems, Inc. (d.b.a. "Mainsaver"), Assist Cornerstone Technologies, Inc. ("Assist"), and SFG Technologies Inc. ("SFG") made in 1999 in our Cayenta subsidiary, and shipments of hardware to Benin, Africa in our Titan Wireless segment.

    TITAN SYSTEMS. Titan Systems' revenues increased from $110.1 million in the first quarter of 1999 to $133.7 million in the first quarter of 2000, primarily reflecting the impact of the acquisitions of SRC and AAEC contributing approximately $16.2 million, and to a lesser degree, due to increased production of Titan Systems' manpacks and increased demand for signal processing antennas.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $8.4 million in the first quarter of 1999 to $15.9 million in the first quarter of 2000, primarily driven by the growth in Cayenta's enterprise application integration business, a component of Cayenta's Total Service Provider ("TSP") offering and by software license revenues from Cayenta's proprietary e-commerce, revenue cycle management and enterprise asset management applications principally generated by the companies acquired by Cayenta in 1999. Cayenta expects to continue to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN WIRELESS. Titan Wireless' revenues increased from $2.3 million in the first quarter of 1999 to $16.6 million in the first quarter of 2000, principally due to continued shipments of hardware to Benin of approximately $10.2 million. In addition, approximately $4.1 million of increased service revenues from Titan's joint venture with Sakon relating to the commencement of long distance service in Latin America, Africa, and the Middle East contributed to Titan Wireless' increased revenues.

    SUREBEAM. SureBeam's revenues increased from $3.8 million in the first quarter of 1999 to $6.1 million in the first quarter of 2000, resulting from revenues generated on the production of its pasteurization systems for Hawaii Pride, Zero Mountain and Mitsubishi Corporation.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues increased from $1.7 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000, primarily related to the increased revenues in our information security business.

    SELLING GENERAL AND ADMINISTRATIVE

    Our SG&A expenses increased from $22.6 million in the first quarter of 1999 to $39.2 million in the first quarter of 2000. SG&A, as a percentage of revenues, increased from 17.9% in the first quarter of 1999 to 22.3% in the first quarter of 2000. The increase is primarily attributable to the increased amortization of goodwill costs, which increased from $.9 million in the first quarter of 1999 to $7.7 million in the first quarter of 2000. This increase is attributed to the goodwill resulting from the acquisitions of SRC, AAEC,

Mainsaver, Assist, and SFG during 1999. In addition, during the first quarter of 2000, the amortization periods related to the goodwill associated with the acquisitions made by Cayenta of Transnational Partners II, LLC ("TNP"), Mainsaver, Assist, and SFG were reduced from 30 (for TNP) and 20 years (for Mainsaver, Assist, and SFG) to 5 years. As a result, a cumulative adjustment of $3.0 million was made in the first quarter of 2000 to reflect the increased amortization of the Cayenta acquisitions, on a retroactive basis to the respective dates of acquisition in 1999. In addition, increased sales, marketing and administrative costs were incurred in our Cayenta segment, reflecting the development and implementation of Cayenta's new TSP offering, and, to a lesser degree, due to increased sales and marketing efforts to expand our food pasteurization business. We expect that this trend will continue throughout fiscal 2000.

    RESEARCH AND DEVELOPMENT

    Our R&D expenses increased from $1.5 million in the first quarter of 1999 to $2.2 million in the first quarter of 2000. As a percentage of revenues, R&D expenditures increased slightly from 1.2% in the first quarter of 1999 to 1.3% in the first quarter of 2000. We anticipate that R&D efforts will increase throughout the remainder of fiscal 2000.

    ACQUISITION RELATED CHARGES

    Acquisition related charges of $18.1 million include direct transaction costs of approximately $9.0 million related to the consummation of the Advanced Communication Systems merger, which are comprised of accounting, legal, investment banker, financial printing, and other direct costs. Also included in these acquisition costs are employee termination and retention costs of approximately $2.1 million, costs to eliminate duplicate facilities and assets of approximately $1.2 million and a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs.

    OPERATING PROFIT (LOSS)

    CONSOLIDATED. Our operating performance decreased from an operating profit of $8.4 million in the first quarter of 1999 to an operating loss of $12.5 million in the first quarter of 2000. The operating loss in the first quarter of 2000 was impacted by increased goodwill amortization costs of $6.8 million and the acquisition related charges of $18.1 million noted above. On a pro forma basis, excluding the impact of these charges, the amortization of goodwill, and a deferred compensation charge of $.2 million in the first quarter of 2000, operating profit increased from $9.4 million in the first quarter of 1999 to $13.5 million in the first quarter of 2000. Operating margins in the first quarter of 2000 were impacted by increased sales and marketing efforts incurred in the Cayenta and Scan segments, as well as a significant increase in administrative costs to build the infrastructure of Cayenta.

    TITAN SYSTEMS. Titan Systems' operating performance decreased from an operating profit of $8.8 million in the first quarter of 1999 to an operating loss of $7.2 million in the first quarter of 2000, primarily reflecting the impact of acquisition charges of $18.1 million incurred in the first quarter of 2000 to consummate the ACS merger. Excluding the impact of these acquisition related charges, operating profit increased from $8.8 million in the first quarter of 1999 to $10.8 million in the first quarter of 2000, primarily reflecting the impact of the increased revenues noted above.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' (including Cayenta) operating performance decreased from an operating profit of $1.4 million in the first quarter of 1999 to an operating loss of $6.3 million in the first quarter of 2000. Included in the operating results for the first quarter of 2000 is a charge for amortization of goodwill of approximately $6.5 million, compared to $.1 million in the same quarter for 2000. Increased amortization from the acquisitions of Mainsaver, Assist and SFG, as well as a reduction made during the first quarter of 2000 for the goodwill amortization associated with the companies acquired in 1999, resulted in the increased amortization. In addition, deferred compensation of $.2 million is also included in the operating results for the first quarter of 2000. Excluding the impact of the amortization charges and the deferred compensation charge, operating profit decreased from $1.5 million in the first quarter of 1999 to $.4 million in the first quarter of 2000. The increase in revenues noted above was more than offset by increased SG&A efforts to build the infrastructure of Cayenta as well as increased sales and marketing efforts.

    TITAN WIRELESS. Titan Wireless' operating results improved from an operating loss of $.2 million in the first quarter of 1999 to operating income of $2.5 million in the first quarter of 2000, as a result of the increased revenues noted above.

    SUREBEAM. SureBeam's operating results improved from operating income of $.3 million in the first quarter of 1999 to $.9 million in the first quarter of 2000. This improvement was primarily due to the increase in revenues mentioned above, offset partially by increased sales and market efforts.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results improved slightly from $.2 million operating income in the first quarter of 1999 to $.3 million in the first quarter of 2000, reflecting the impact of the increased revenues discussed above.

    INTEREST EXPENSE, NET

    Our net interest expense increased from $2.4 million in the first quarter of 1999 to $5.0 million in the first quarter of 2000. Net interest expense increased primarily as a direct result of the increased level of our borrowings, primarily to fund the growth in the various segments, as well as due to an increase in our effective interest rates. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $100 million in the first quarter of 2000, at a weighted average interest rate of 8.99%.

    INCOME TAXES

    Income taxes reflect an effective rate of 25% in the first quarter of 2000 compared to 33% for the first quarter of 1999. The effective rate in the first quarter of 2000 was impacted by the non-deductibility of certain acquisition related charges and amortization costs, which resulted in a substantially reduced tax benefit rate. We anticipate that our effective income tax rate will remain stable in the foreseeable future at an approximate rate of 30% to 35%.

    NET INCOME (LOSS)

    We reported net income of $4.0 million in the first quarter of 1999 compared to a net loss of $15.3 million in the first quarter of 2000. Included in the net loss for 2000 is an extraordinary loss of $3.5 million, net of tax, related to the early extinguishment of our existing credit facility with Scotia Bank.

LIQUIDITY AND CAPITAL RESOURCES

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities.

    Our investing activities used cash of $62.9 million in the first quarter of 2000, primarily to fund the acquisitions of LinCom Corporation and Pulse Engineering. Our financing activities provided cash of $168.2 million, which amount primarily reflected proceeds from the issuance of the HIGH TIDES securities and the sale of common stock, partially offset by net reductions in borrowings under credit facilities. We replaced our existing credit facility on February 23, 2000 with a new $275 million facility funded by a new bank syndicate, with Credit Suisse First Boston as administrative agent.

    On February 9, 2000, Titan Capital Trust, our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES") at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from us 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030.

    We used $100 million of the new term loan facility and part of the total $250 million proceeds from the sale of the debentures to repay all outstanding balances on our previous credit facility, which aggregated approximately $152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. As of May 10, 2000, we have $100 million in outstanding borrowings on our secured term loan facility, $1.9 million in letters of credit outstanding and $65.1 million in cash and equivalents.

    We have a receivable of approximately $3.9 million from our Indonesian customers, PSN, due on September 30, 2000, which accrues interest at 10% per annum. At any time prior to the payment of the obligation in full, we may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required to immediately pay to us the lesser of the $3.9 million or the total amount of the outstanding balance owed to us. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to us will be renegotiated at that time. Titan received a payment of $3.9 million from PSN in the third quarter of 1999, in accordance with the negotiated payment terms.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to $30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments beginning on December 31, 2000, and ending on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The equipment provided by Titan Africa will be paid for in seven equal semi-annual installments commencing December 31, 2000. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding could be paid in full prior to December 31, 2003. As of March 31, 2000, approximately $15.2 million was drawn on this facility.

    As part of our strategy of seeking external financing to grow our commercial businesses, our Cayenta subsidiary has filed a registration statement for an initial public offering of its common stock. We cannot guarantee that Cayenta will succeed in completing the offering, which may be adversely affected by market conditions or other factors. We have extended a credit facility of up to a maximum of $70.0 million to Cayenta under which Cayenta owed us approximately $70.0 million as of May 10, 2000. Cayenta may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, regarding ability to commercialize new technologies, risks of international operations and dependence on government contracts.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

                             THE TITAN CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000                                    THE TITAN CORORATION

                                                       By:             /s/ ERIC M. DEMARCO
                                                            -----------------------------------------
                                                                         Eric M. DeMarco
                                                                     EXECUTIVE VICE PRESIDENT
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:           /s/ DEANNA HOM PETERSEN
                                                            -----------------------------------------
                                                                       Deanna Hom Petersen
                                                                         VICE PRESIDENT,
                                                                       CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                             THE TITAN CORPORATION
                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a.   (10.1)  Agreement and Plan of Merger dated as of March 24, 2000 among The Titan Corporation, VT Acquisition Corp. and
             Averstar, Inc. The Company has not filed schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.

     (27.1)  Financial Data Schedule.

     (27.2)  Restated Financial Data Schedule for the years ended
             December 31, 1999 and 1998, and for the three month, six month and nine month periods ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively.

     (27.3)  Restated Financial Data Schedule for the year ended December
             31, 1997, and the three month, six month and nine month periods ended March 31, 1998, June 30, 1998 and
             September 30, 1998, respectively.

b. During the three months ended March 31, 2000, Registrant filed the following:

    (1) Current Report on Form 8-K dated December 22, 1999, reporting the acquisition by Cayenta, Inc., of SFG Technologies, Inc., which included a copy of the Stock Purchase Agreement dated December 22, 1999 and the Press Release dated December 23, 1999.

    (2) Current Report on Form 8-K/A, Amendment No. 1, dated January 19, 2000, to amend the Form 8-K dated December 22, 1999, to provide certain required financial information.

    (3) Current Report on Form 8-K/A, Amendment No. 2, dated January 24, 2000, to amend the Form 8-K dated December 22, 1999, to provide certain required financial information.

    (4) Current Report on Form 8-K dated January 24, 2000, to provide Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (5) Current Report on Form 8-K/A, Amendment No. 1, dated January 28, 2000, to amend the Form 8-K dated January 24, 2000 providing Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (6) Current Report on Form 8-K dated January 31, 2000, reporting the execution of a definitive agreement to acquire the outstanding stock of LinCom Corporation, which included a copy of the Press Release dated January 31, 2000.

    (7) Current Report on Form 8-K dated February 3, 2000, which included a Press Release dated January 31, 2000 Reporting Certain Financial Results of Titan.

    (8) Current Report on Form 8-K dated February 4, 2000, which included a Press Release, dated February 4, 2000, announcing the offering of $200 million of convertible preferred securities.

    (9) Current Report on Form 8-K dated February 25, 2000, reporting the acquisition of Advanced Communication Systems, Inc., which included a copy of the Press Release dated February 28, 2000.

   (10) Current Report on Form 8-K dated March 13, 2000, regarding the signing of a definitive agreement to acquire the outstanding stock of Pulse Engineering, Inc., which included a copy of the Press Release dated March 15, 2000.

   (11) Current Report on Form 8-K dated March 24, 2000 reporting the execution of a definitive agreement to acquire the outstanding stock of AverStar, Inc., which included a copy of the Agreement and Plan of Merger dated as of March 24, 2000, and the Stockholders Agreement dated as of March 24, 2000.

   (12) Current Report on Form 8-K/A, Amendment No. 1 dated February 25, 2000, amending Form 8-K dated February 25, 2000 to provide certain required financial information.