Form 10-K/A
period 1999-12-31
TITAN CORP
filed 2000-05-23
CIK 32258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                                     INDEX

                                                                          PAGE
                                                                        --------
                                     PART I

ITEM 1    Business....................................................      3

ITEM 2    Properties..................................................     36

ITEM 3    Legal Proceedings...........................................     36

ITEM 4    Submission Of Matters To a Vote of Security Holders.........     36

                                    PART II

ITEM 5    Market for the Company's Common Equity And Related
            Stockholder Matters.......................................     37

ITEM 6    Selected Financial Data.....................................     38

ITEM 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     38

ITEM 7A   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     54

ITEM 8    Financial Statements and Supplementary Data.................     55

                                    PART III

ITEM 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     91

ITEM 10   Directors and Executive Officers of the Company.............     91

ITEM 11   Executive Compensation......................................     91

ITEM 12   Security Ownership of Certain Beneficial Owners and
            Management................................................     91

ITEM 13   Certain Relationships and Related Transactions..............     91

                                    PART IV

ITEM 14   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     92

          Signatures..................................................     96

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

    We provide information technology, communications and electron beam food pasteurization and medical product sterilization systems and services. Through extensive government-funded research and development activities since 1981 under contracts totaling in excess of $2 billion, and through a company funded research and development program, we have accumulated a broad portfolio of technologies, intellectual property and expertise from which we have developed new businesses. The core technologies supporting our SureBeam and Titan Wireless segments were derived from technologies originally developed for government applications. We believe that our government contracts business enhances our technical expertise with sophisticated technologies and facilitates our ability to develop commercial applications. We fund the development of commercial technologies from our technology base both internally as well as in conjunction with partners. In 1996, for example, we contributed the core technology to form Servnow! NetTechnologies, Inc., which was subsequently named IPivot. IPivot develops software products that improve the performance of server farms, web sites and software applications. We raised the capital required to fund IPivot from venture capital sources. In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest when IPivot was acquired by Intel Corporation. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments. We plan to continue building our technology portfolio, identifying commercial applications and entering into strategic relationships to further our growth. We believe that each of our four core businesses -- Titan Systems, Cayenta, SureBeam and Titan Wireless -- is well positioned in its respective market for sustained long-term growth, and our business strategy is to spin these businesses off to become independent stand-alone public companies.

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

SureBeam................  Electron beam food pasteurization and medical product sterilization systems and services

Titan Wireless..........  Satellite communication systems and services which provide telephony and Internet access in developing countries

Emerging Technologies     Development of commercial applications for technologies
  and Businesses........  created by our other business segments through internal and government-sponsored research and development programs

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

    On February 25, 2000, we consummated a merger with Advanced Communication Systems, Inc. ("ACS") in a stock-for-stock, pooling of interests transaction. Accordingly, all information and/or other disclosure included in this Form 10-K/A, including the consolidated financial statements of The Titan Corporation and its subsidiaries, have been restated to include ACS for all periods presented. ACS provides communications, information systems and aerospace services and solutions primarily to U.S. government agencies, ACS' primary operations will be integrated into the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment.

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

SureBeam................  With 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999, SureBeam
                          estimates that the market for food pasteurization systems
                          and services could develop to be in excess of $3.0 billion annually if irradiated foods gain consumer acceptance. If
                          such consumer acceptance occurs, SureBeam believes that
                          meat producers will initially elect to pasteurize a
                          portion of their ground beef and poultry production. Also, according to a market research report, the global market
                          for sterilization services for medical products was
                          approximately $368 million in 1999.

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

    BROAD SOLUTION CAPABILITIES. Titan Systems has extensive knowledge of the operations and information systems and communications requirements of the defense industry and provides a full range of systems engineering and technical support for the C4ISR initiatives of the Department of Defense, or DoD. Titan Systems designs, builds, tests, installs and maintains systems that collect, digitize, compress, transmit, receive, decompress, and display information and permit their users to analyze data in a secured environment. This ability to provide full-service solutions, coupled with our employee base of over 2,800 "Secret" and above-cleared personnel, enables us to bid on larger, more comprehensive C4ISR defense contracts.

    PROVEN ACQUISITION STRATEGY. In anticipation of changes in U.S. government procurement policies toward awarding more comprehensive contracts to meet its defense-related requirements, we initiated an acquisition strategy in 1997. Since January 1, 1998, we have acquired, including Advanced Communications Systems, LinCom Corporation and Pulse Engineering, ten defense information technology companies into Titan Systems. These three companies will be integrated into Titan Systems in 2000. We believe the enhanced technology and personnel resources provided by our acquisitions enable Titan Systems to serve its customers with comprehensive solutions for their information systems needs.

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

SUREBEAM

    SUPERIOR ELECTRON BEAM PASTEURIZATION AND STERILIZATION
TECHNOLOGY. SureBeam provides patented and proprietary systems and services which pasteurize food and sterilize medical products in an efficient, safe and environmentally friendly manner. The market for pasteurization and sterilization systems has historically been served by two technologies -- Gamma and etholene oxide, or EtO. We believe SureBeam's proprietary electron beam process, or SureBeam system, which uses commercial electricity as its source of power, is superior to Gamma and EtO technology because it:

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

    EXCLUSIVE CUSTOMER ARRANGEMENTS. SureBeam has executed multiyear arrangements with many of the major poultry and meat providers and producers in the United States, including Cargill, IBP, Tyson Foods, Emmpak and Huisken Meats, among others. These companies produced approximately 75% of the 25.8 billion pounds of beef and approximately 43% of the 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999. SureBeam believes that if irradiated foods gain market acceptance, these producers will initially elect to pasteurize a portion of their ground beef and poultry production. SureBeam's multiyear arrangements with its customers generally provide that it will be the exclusive provider of electronic pasteurization services whenever any of these companies elect to use pasteurization technology. In addition, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, SureBeam has built the first electron beam pasteurization facility in the United States, and also has arrangements with Zero Mountain Cold Storage, Mitsubishi and Hawaii Pride to build similar facilities.

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

    STRONGLY POSITIONED THROUGH STRATEGIC ALLIANCES. Titan Wireless develops and markets its telephony products through strategic alliances in developing countries in Africa, Latin America, the Middle East and Asia. Through its Sakon joint venture, Titan Wireless is currently building out a ground infrastructure network of hubs, gateways and VSATs (Very Small Aperture Terminals), all of which are interconnected through geosynchronous orbit satellites. We are also planning on providing voice over IP (Internet Protocol) and Internet services over the network. Through this network, Titan and Sakon are currently providing long distance telecommunications services in ten developing countries, and expects to provide long distance telecommunications in at least twenty to twenty-five additional locations.

EMERGING TECHNOLOGIES AND BUSINESSES

    PROVEN ABILITY TO TRANSITION OUR TECHNOLOGY TO COMMERCIAL BUSINESSES. Titan has over 130 patents worldwide. Emerging Technologies introduces new commercial applications from our rich technology portfolio, superior research and development capabilities and stream of government-funded projects. This is where we build technology-based businesses prior to establishing these businesses as stand-alone segments. The core technologies supporting SureBeam and Titan Wireless were created from technologies originally developed for government use. In 1996, we contributed the core technology to form Servnow!
NetTechnologies, Inc., which is now known as IPivot. In November 1999, as a result of the acquisition by Intel Corporation of IPivot, we received approximately $42 million for our approximate 8% equity interest, for which the entire amount was recorded as a gain. Up to an additional $3 million may be received by Titan within one year subject to certain post-closing adjustments.

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

    To achieve these objectives, we intend to pursue the following strategies:

        MAINTAIN TECHNOLOGY LEADERSHIP. Since inception, we have received substantial government funding to conduct research and development and create advanced information technology solutions and communications systems for government uses. Based largely on activities that have been supported by government funding, we have created a diversified portfolio of technology and developed many of our commercial businesses, like SureBeam and Titan Wireless. We will continue to bid for government-funded research and development work and government contracts that we believe will expose our technical personnel to sophisticated technologies, challenge their skills, and increase their abilities to transition systems and solutions developed for the government to commercial applications. We will also continue to actively seek acquisition candidates whose technology portfolio and personnel resources complement and supplement our own. We believe that these efforts, combined with our extensive expertise and capabilities, will allow us to further our government relationships and position us to win new government contracts, while also strengthening our ability to provide systems and solutions to commercial customers in a variety of markets. We will continue to invest the resources necessary to maintain our position as a leading-edge technology company.

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

        PURSUE INITIAL PUBLIC OFFERINGS FOR CORE SUBSIDIARIES. We intend to finance the growth of Cayenta, SureBeam and Titan Wireless by obtaining public or private financing, including through initial public offerings of common stock of these segments. To the extent possible, we intend to structure these initial public offerings in order to preserve the ability to later distribute the stock we retain in these segments to our stockholders on a tax-free basis. Under existing law, we must own at least 80% of the total voting power and 80% of any class of nonvoting capital stock of a subsidiary to be able to effect a tax-free distribution of a subsidiary's stock. In addition, both Titan and the subsidiary must meet numerous other requirements under the Internal Revenue Code, including requirements relating to the subsidiary's operating history and the subsidiary must have a business purpose for the spin-off distribution. To date, our subsidiary Cayenta has filed a registration statement for an initial public offering of its stock. If the offering is completed, we have no present intention of distributing our Cayenta shares to the Titan stockholders. With the exception of Cayenta, our new credit facility currently does not permit us to distribute the stock of our subsidiaries to Titan stockholders without consent of the lenders. Our new credit facility also requires that if we complete an offering of securities of a subsidiary, with the exception of Cayenta, we must pay down the credit facility by the amount of the net proceeds of the offering unless otherwise required. We believe that we should be able to obtain the lenders' consent, or otherwise arrange to distribute the stock of our subsidiaries as necessary. As a result of the foregoing factors and other factors, we may not be able to distribute interests in these segments to our stockholders.

OPERATING SEGMENTS

TITAN SYSTEMS

    OVERVIEW. Titan Systems provides comprehensive information systems solutions to defense, intelligence, and other U.S. and allied government agencies with sophisticated data management, information processing, information fusion, knowledge-based systems and communications requirements. Titan Systems also develops and manufactures digital imaging products, electro-optical systems, threat simulation/training systems and intelligence electronic hardware primarily used in defense and intelligence applications. Titan Systems also installs, tests and maintains all of these specialized products. In addition, Titan Systems develops and delivers defense communications products to the U.S. military and allied governments.

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

        BUILD UPON OUR COMPETITIVE STRENGTHS IN THE DEFENSE MARKET. Founded in 1981, Titan Systems has an extensive history of providing information systems and communications solutions to defense and intelligence-related government agencies. Through this experience, we have established a broad base of customer relationships, comprehensive information systems and communications solutions, extensive intellectual property and more than 2,800 "Secret" and above cleared personnel. We intend to build upon these competitive strengths to further existing customer relationships and to secure new opportunities.

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

    - COMMUNICATION SERVICES. Titan Systems' communication services include the design, development, integration and implementation of complete communications solutions across the full spectrum of media, ranging from land lines to wireless technologies, with particular strengths in satellite communication services, information systems and aerospace services.

    - INFORMATION SERVICES. Titan Systems' information services include the design and installation of and support services for information management and local area network/wide area network systems, as well as multimedia training, Internet/intranet solutions and database support.

    - AEROSPACE SERVICES. Titan Systems' aerospace services include systems engineering, life-cycle support, and program management services for a broad range of military systems.

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

CONTRACT PROFILE

    TITAN SYSTEMS. Titan Systems is one of a select group of qualified suppliers of information technology solutions and services to the U.S. government under multiple long-term contract vehicles. Titan Systems is currently performing work under approximately 646 contracts. No single Titan Systems contract accounted for more than 3.3% of Titan's total 1999 revenues, and no single Titan Systems contract accounted for more than 3.9% of Titan Systems' 1999 revenues. Of Titan Systems' total government revenues in 1999, approximately 21% were generated by time and materials contracts, approximately 52% were generated by cost reimbursement contracts, and approximately 27% were generated by fixed-price contracts.

    BACKLOG. Titan Systems possesses a substantial backlog of contracts that provide multiyear revenues. Most of our contracts generate revenue over a one to five-year period. In the past, Titan Systems has generally been successful in expanding the scope of their principal contracts by offering more comprehensive information technology solutions. Titan Systems' had an estimated total funded contract backlog of $226 million and a total unfunded contract backlog of $691 million and $618 million of priced options as of December 31, 1999. These backlog amounts consist of "funded" backlog, which is based upon aggregate contract revenues remaining to be earned by Titan Systems at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded" backlog consists of the aggregate contract revenues expected to be earned as customers incrementally allot funding to existing contracts, whether Titan Systems is acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to Titan Systems.

    Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. Titan Systems' backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

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

SUREBEAM

    OVERVIEW. SureBeam utilizes its patented electron beam technology to provide food pasteurization turnkey systems and services to the food processing industry and sterilization systems and services to medical product manufacturers. SureBeam developed its proprietary electron beam pasteurization and sterilization process from technology developed during our involvement in the Strategic Defense Initiative, or "Star Wars," program of the 1980s. SureBeam's electron beam process disrupts the DNA structure of microorganisms on or within the product being pasteurized or sterilized. We believe that our patented electron beam pasteurization and sterilization systems, or SureBeam systems, which use commercial electricity as their source of power, offer a reliable, efficient, more environmentally acceptable and generally superior alternative to their principal competition, Gamma and EtO.

    SureBeam has executed multiyear arrangements with many of the major poultry and meat providers and producers in the United States, including Cargill, IBP, Tyson Foods, Emmpak, and Huisken Meats, among others. These companies produced approximately 75% of the 25.8 billion pounds of beef and approximately 43% of the 75.4 billion pounds of meat, including beef, pork and poultry, produced in the United States in 1999. SureBeam believes that if irradiated foods gain market acceptance, these producers will initially elect to pasteurize a portion of their ground beef and poultry production. SureBeam's multiyear arrangements with its customers generally provide that it will be the exclusive provider of electronic pasteurization services whenever any of these companies elect to use pasteurization technology.

    INDUSTRY OVERVIEW. Although contaminated food is one of the most widespread health problems in the world, lack of regulatory approval and consumer acceptance historically have limited the development of the market for electronic food pasteurization. In December 1997, the FDA approved irradiation of meat, finding that irradiation of meat, at its recommended doses, does not diminish the food's nutritional value in any detectable way. In December 1999, the USDA issued regulations setting forth guidelines for the irradiation of meat. We believe our SureBeam technology meets these regulations. Subject to consumer acceptance of irradiated foods, SureBeam estimates that the U.S. market for food pasteurization systems and services could develop to be in excess of $3.0 billion annually. If such consumer acceptance occurs, SureBeam believes that meat producers will initially elect to pasteurize a portion of their ground beef and poultry production.

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

    STRATEGY. SureBeam's objectives are to be the world's leading provider of food pasteurization systems and services, and to increase its presence as a provider of sterilization services for medical product manufacturers. To achieve these objectives, SureBeam intends to pursue the following strategies:

        BUILD STRATEGICALLY LOCATED FACILITIES. SureBeam intends to continue to build food pasteurization facilities that provide electron beam pasteurization services in strategic locations that are near major producers or providers of beef, chicken, fruits or vegetables. For example, our facility in Sioux City, Iowa is located in proximity to several leading meat producers, including IBP and Cargill. We expect that building facilities in strategic locations will accelerate the development of a market for food pasteurization services.

        INSTALL MORE TURNKEY FOOD PASTEURIZATION SYSTEMS. We intend to sell or lease turnkey food pasteurization systems directly into customer production lines. Where feasible, we intend to enter into strategic relationships where we will receive equity in the production line's operator and/or continued service revenues in exchange for providing our pasteurization products and services.

        DEVELOP NEW OPPORTUNITIES FOR SUREBEAM. While currently focused on pasteurizing beef, chicken, fruits and vegetables and sterilizing medical products, we are evaluating new applications for our SureBeam technology. In addition, we are seeking to enter new geographic markets. In January 2000, SureBeam announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, SureBeam will hold an equity interest in the new entity, and Mitsubishi will market SureBeam's proprietary technology in Japan.

    TURNKEY SYSTEMS AND SERVICES. SureBeam's proprietary technology provides customers with distinct advantages compared to Gamma and ethylene oxide ("EtO") technologies:

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

        FLEXIBLE DOSING. SureBeam's electron beam systems can switch from one targeted dose to another in a matter of a few seconds.

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

    SureBeam provides its customers with turnkey SureBeam systems for use in their own production lines and provides processing services for food pasteurization and medical device sterilization. In anticipation of the recently issued USDA regulations, SureBeam built, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, the first electron food pasteurization facility in the United States. This facility is specifically designed for the pasteurization of various types of food. The Sioux City facility became operational in December 1999 and, at full capacity, will be able to pasteurize in excess of 250 million pounds of product annually. The facility has the capability of pasteurizing large cases of products as well as products that are not uniform in shape or size. In January 2000, SureBeam announced that it will build a facility in Arkansas with its partner, Zero Mountain Cold Storage. The facility is scheduled to become operational in December of 2000. Zero Mountain Cold Storage will form a new entity to operate the SureBeam system, and SureBeam will own a minority interest in the new entity. In January 2000, SureBeam announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, SureBeam will hold an equity interest in the new entity, and Mitsubishi will market

SureBeam's proprietary technology in Japan. SureBeam is also currently building, with a partner, a SureBeam facility in Hilo, Hawaii for the disinfestation of fruits and vegetables.

    To date, turnkey SureBeam systems are used in medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic, Rochialle Corporation in Wales and BSE-Mediscan in Austria. In addition, SureBeam offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego and Denver. These facilities have performed over 100,000 hours of contract sterilization services and are currently running seven days per week and performing sterilization services 19 hours per day.

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

        NETWORK, INTERNET AND INFORMATION SECURITY targets commercial businesses needing to detect and protect against network intrusions, as well as those seeking to conduct more secure electronic communications and transactions.

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

GOVERNMENT CONTRACTS

    A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses. Our revenues from U.S. government business represented approximately 83% of our total revenues for the years ended December 31, 1997 and 1998, and approximately 80% of our total revenues for the year ended December 31, 1999. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our business, results of operations and financial condition.

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

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
CONTRACT TYPE                                            1997          1998          1999
-------------                                          --------      --------      --------
Cost Reimbursement...................................    52.9%         47.3%         51.5%
Fixed-Price..........................................    33.2          29.1          28.1
Time and Materials...................................    13.9          23.6          20.4
                                                        -----         -----         -----
                                                        100.0%        100.0%        100.0%
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

    Our backlog consisted of the following approximate amounts as of December 31 for the following years:

BACKLOG                                        1997        1998         1999
-------                                      --------   ----------   ----------
U.S. Government funded backlog.............  $132,043   $  164,089   $  226,044
U.S. Government unfunded backlog...........   383,186      514,363      696,030
Commercial backlog.........................    48,367       47,227       86,434
                                             --------   ----------   ----------
Total backlog..............................  $563,596   $  725,679   $1,008,508
                                             ========   ==========   ==========

    In addition to the backlog described above, at December 31, 1999, we had priced options of over $618 million. We expect that a substantial number of these options will be exercised in the future, although we cannot guarantee that any options will be exercised.

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

    We expect to realize approximately 52% of our December 31, 1999 backlog by December 31, 2000.

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

    SUREBEAM. The market for turnkey food pasteurization systems and services has only recently begun to develop. We expect that food producers and providers will continue to be reluctant to use Gamma radiation to pasteurize foods. As the market for electronic pasteurization of food develops, we expect competition to increase.

    The market for medical product sterilization services is intensely competitive and is characterized by significant price competition. SureBeam's market for medical product sterilization services is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of in-house and contract sterilization facilities. Although SureBeam believes that it is the only provider of relatively small, low-cost, turnkey systems for in-house use by medical product manufacturers, SureBeam currently faces competition from several providers of contract Gamma sterilization services, several providers of contract electron beam sterilization services and a significantly larger number of providers of contract EtO sterilization services. Certain of SureBeam's competitors and potential competitors in the medical product sterilization market have substantially greater financial, marketing, distribution, technical and other resources than SureBeam, or offer multiple sterilization technologies or operate multiple sterilization facilities at geographically advantageous sites, which may enable them to address a broader range of the sterilization requirements of individual customers.

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

EMPLOYEES

    As of December 31, 1999, we employed approximately 5,125 employees, predominantly located in the United States.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS AND COMMON STOCK

    OUR CAYENTA, SUREBEAM AND TITAN WIRELESS BUSINESSES OPERATE IN EMERGING MARKETS AND WE WILL BE UNABLE TO EXPAND THESE BUSINESSES AS WE EXPECT IF THE PRINCIPAL PRODUCTS AND SERVICES OF THOSE BUSINESSES DO NOT MEET WITH MARKET ACCEPTANCE.

    If any of the primary markets targeted by Cayenta, SureBeam or Titan Wireless fails to develop as we anticipate, our revenues will be less than we expected, our business will suffer and we may be unable to recoup the investments we have made to develop and market the principal products and services of those businesses.

    To grow as currently contemplated, we will need to derive an increasing portion of our revenues from our Cayenta, SureBeam and Titan Wireless businesses.

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

    The use of our SureBeam electron beam technology for food irradiation has only recently been approved by the applicable regulatory authorities in the United States. Accordingly, a market for pasteurized foods has only recently begun to develop, and its continued development will depend on broad acceptance of irradiated foods by consumers, food producers and providers, restaurant chains and food retailers. This acceptance may not occur.

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

    WE HAVE A LIMITED HISTORY OF COMMERCIALIZING NEW TECHNOLOGIES AND OUR COMMERCIAL BUSINESSES MAY NOT REMAIN OR EVER BECOME SUCCESSFUL.

    In 1991, we adopted a strategy of seeking to develop commercial businesses using technology developed in our defense businesses. Our SureBeam and Titan Wireless businesses are a product of this strategy. Many of our commercial businesses are in an early stage of development or have only recently begun to offer their products, services, systems or solutions in the emerging markets in which they operate. These technology-based businesses are subject to risks inherent in companies at these early stages of development, including:

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

    WE DEPEND ON GOVERNMENT CONTRACTS FOR A MAJORITY OF OUR REVENUES.

    We earn a majority of our total revenues from U.S. government contracts. Any cancellations or modifications of our significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could hurt our business, financial condition and results of operations in the short or long term. Continuing declines in U.S. defense and other federal agency budgets also may hurt our prospects. Our revenues from U.S. government business represented approximately 83% of our total revenues in 1997 and 1998, and 80% of our total revenues in 1999. This percentage may rise in the future. Although we bid for and are awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of our contracts and subcontracts include option years. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor. On our subcontracts, we generally do not control the prime contractor's allocation of resources. We also depend upon the prime contractor to perform its obligations on the primary government contract. In addition to contract cancellations and declines in agency budgets, our prospects may be adversely affected by:

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

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR ACQUISITIONS OF OTHER COMPANIES.

    Since January 1, 1998, including our acquisitions of Advanced Communication Systems, Pulse Engineering and LinCom Corporation in 2000, we have acquired ten defense information technology companies as part of our consolidation strategy for our defense business. Five of these ten transactions were structured as stock-for-stock pooling of interests transactions. In addition, since
January 1, 1999, we have acquired four information technology services and solutions companies as part of Cayenta's development of its total services provider offering. We closed our acquisition of Advanced Communication Systems on February 25, 2000. Advanced Communication Systems itself has acquired multiple companies, most recently in September 1999. In March 2000, we closed two acquisitions, LinCom Corporation and Pulse Engineering. The acquisition and integration of new companies involves risk. The integration of acquired businesses may be costly and may result in a decrease in our revenues or a decrease in the value of our common stock for the following reasons, among others:

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

    On February 25, 2000, we issued approximately 5,082,000 shares of our common stock to complete the acquisition of Advanced Communication Systems. If former stockholders of Advanced Communication Systems sell substantial amounts of our common stock in the public market, including shares issued on the exercise of outstanding options, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we would deem appropriate. In connection with our acquisition of Advanced Communication Systems, we also assumed options to acquire approximately 263,000 shares of our common stock. All of the shares of our common stock issued to Advanced Communication Systems stockholders, including those issued upon the exercise of options, are freely tradable without restrictions or further registration under the Securities Act, unless they were issued to an "affiliate" of Advanced Communication Systems as that term is defined under the Securities Act, at the time the acquisition was submitted for approval by Advanced Communication Systems stockholders. The term "affiliate" would include directors, executive officers and some significant stockholders of Advanced Communication Systems.

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

ITEM 2. PROPERTIES

    The Company's operations occupy approximately 1,363,000 square feet of space located throughout the United States. The large majority of the space is office space. Substantially all of the Company's facilities are leased. For lease commitment information, reference is made to Note 9 to the accompanying consolidated financial statements.

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

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

ITEM 6. SELECTED FINANCIAL DATA (in thousands of dollars, except per share data)

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
OPERATING RESULTS:
Revenues..................................  $624,803   $411,180   $328,117   $277,641   $268,606
Income from continuing operations before
  cumulative effect of change in
  accounting principle....................    40,781     11,587        354      7,247      2,627
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle per common share:
    Basic.................................  $    .91   $    .28   $   (.01)  $    .17   $    .05
    Diluted...............................       .80        .27       (.01)       .17        .05

FINANCIAL POSITION:
Cash, cash equivalents and investments....  $ 13,364   $ 13,536   $ 18,626   $ 16,784   $ 15,069
Total assets..............................   545,899    310,035    209,690    205,952    169,673
Line of credit, long-term.................   175,187     74,632         --      2,688      1,821
Other long-term debt......................    10,136     32,223     37,565     40,521      6,874
Redeemable preferred stock................        --         --      3,000      3,000         --
Stockholders' equity......................   160,642     95,594     79,275     86,654     74,188
Preferred dividends.......................       695        778        875        803        695

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document. (Amounts in thousands, except share and per share data, or as otherwise noted.)

OVERVIEW AND OUTLOOK

    We are a leading diversified technology company that is dedicated to creating, building and launching technology-based businesses. We provide information technology, communications and electron beam food pasteurization and medical product sterilization systems and services. Through extensive government-funded research and development activities since 1981 under contracts totaling in excess of $2 billion, and through a company funded research and development program, we have accumulated a broad portfolio of technologies, intellectual property and expertise from which we have developed new businesses. The core technologies supporting our SureBeam and Titan Wireless segments were derived from technologies originally developed for government applications. We believe that our government contracts business enhances our technical expertise with sophisticated technologies and facilitates our ability to develop commercial applications. We fund the development of commercial technologies from our technology base both internally as well as in conjunction with partners. In 1996, for example, we contributed the core technology to form Servnow! NetTechnologies, Inc., which is now known as IPivot, Inc. IPivot develops software products that improve the performance of server farms, web sites and software applications. We raised the capital required to fund IPivot from venture capital sources. In November 1999, we received approximately $42 million in cash for our approximate 8% equity interest when IPivot was acquired by Intel Corporation. We plan to continue building our technology portfolio, identifying commercial applications and entering into strategic relationships to further our growth. We believe that each of our four core businesses -- Titan Systems, Cayenta, SureBeam and Titan Wireless -- is well positioned in its respective market for sustained long-term growth, and our business strategy is to spin these businesses off to become independent stand-alone public companies.

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

SureBeam................  Electron beam food pasteurization and medical product sterilization systems and services

Titan Wireless..........  Satellite communication systems and services which provide telephony in developing countries

Emerging Technologies...  Development of commercial applications for technologies created by our other business segments through internal
                          and government-sponsored research and development programs

    Each of Titan Systems, SureBeam and Titan Wireless is a wholly owned subsidiary of ours, and has a management team that has significant relevant experience in the segment's particular business and market area. Consistent with our strategy of aligning management motivation with stockholder interests, each of these wholly owned subsidiaries has its own key employee stock option plan to foster an entrepreneurial environment. We have created stock option plans for each of Titan Systems, SureBeam and Titan Wireless. As of December 31, 1999, Titan Systems had approximately 13% of its fully diluted common stock that had been reserved for issuance under its plan, and each of SureBeam and Titan Wireless had approximately 16% of their fully diluted common stock that had been reserved for issuance under their respective plans.

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

TITAN SYSTEMS

    Titan Systems provides and is expected to continue to provide the largest percentage of our consolidated revenues. During the year ended December 31, 1999, Titan Systems had total revenues of $527.0 million, which represented 84% of our consolidated revenues for the period. Titan System's revenues have continued to grow internally and through our well-defined strategy of increasing our core competencies through acquiring defense information technology companies as part of the industry consolidation of defense companies. We expect to continue to support this segment's growth through strategic acquisitions.

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

    During 1999, Titan Systems acquired System Resources Corporation ("System Resources") for a cash purchase price of approximately $35 million, subject to certain post-closing working capital adjustments and offsets for indemnification claims, consisting of approximately $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable, subject to purchase price adjustments and indemnification claims, on June 9, 2000. In addition, we agreed to pay the System Resources stockholders one-half of approximately $1.5 million in System Resources receivables aged more than 720 days to the extent that any of those receivables are collected within the two-year period following the closing date, net of certain post-closing adjustments and indemnification obligations that are offset against such collections. We also retired approximately $10 million in System Resources indebtedness. Also in 1999, Titan Systems acquired Atlantic Aerospace Electronics Corporation for cash of approximately $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards, subject to offsets for indemnification claims. We accounted for both of these acquisitions as purchases and recorded approximately $44.2 million in goodwill.

    During 1998, we completed five acquisitions, DBA Systems, Inc. on February 27th, Validity Corporation on March 31st, Horizons Technology, Inc. on June 30th, VisiCom Laboratories, Inc. on August 24th, and Delfin Systems, Inc. on October 23rd. With the exception of the Validity acquisition, each of these mergers was a stock-for-stock transaction accounted for as a pooling of interests. We recorded goodwill of approximately $18.9 million in connection with the Validity transaction.

    Titan Systems' backlog, including both funded and unfunded backlog, was approximately $924 million at December 31, 1999. Titan Systems also had priced options of approximately $618 million at December 31, 1999. Although backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur.

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

    The following table summarizes the percentage of government revenues of Titan Systems attributable to each contract type for the period indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                             ----------------------
CONTRACT TYPE                                                  1998          1999
-------------                                                --------      --------
Cost Reimbursement.........................................    53.2%         52.6%
Fixed-Price................................................    27.3          26.6
Time and Materials.........................................    19.5          20.8
                                                              -----         -----
                                                              100.0%        100.0%
                                                              =====         =====

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

SUREBEAM

    SureBeam currently derives primarily all its revenues from providing turnkey medical product sterilization systems for use at a customer's own facility and from providing medical product sterilization services at Titan-owned facilities in San Diego and Denver. SureBeam's San Diego and Denver facilities currently run seven days per week, perform sterilization services for an average of 19 hours per day, and have performed over 100,000 hours of contract sterilization services.

    SureBeam currently derives a small portion of its revenues, and in the future expects to derive significant revenues, from providing electron beam food pasteurization services using our SureBeam technology. In December 1999, the U.S. Department of Agriculture ("USDA") issued regulations setting forth guidelines for the irradiation of meats. In anticipation of these regulations, SureBeam built, at Cloverleaf Cold Storage's facility in Sioux City, Iowa, the first electron beam food pasteurization facility in the United States. In addition, SureBeam entered into multiyear arrangements with many of the major poultry and meat providers in the United States, including Cargill, IBP, Tyson Foods, Emmpak and Huisken Meats, among others. SureBeam's multiyear arrangements with its customers generally provide that SureBeam will be the exclusive provider of electronic pasteurization services whenever these companies elect to use pasteurization technology. Our Sioux City, Iowa facility became operational in December 1999 and once at full capacity will be able to pasteurize in excess of 250 million pounds of product annually. In January 2000, SureBeam agreed to build a second facility in Arkansas with a strategic partner. The strategic partner will form a new entity to operate the SureBeam system, and SureBeam will own a minority interest in the new entity. The facility is scheduled to become operational in December 2000. Also in January 2000, SureBeam announced that it had sold a SureBeam system to Japan's Mitsubishi Corp. that is expected to be fully operational by the first quarter of 2001. In connection with the sale, Mitsubishi will form a new entity to operate the SureBeam system, which is expected to be initially used for medical product sterilization, SureBeam will hold an equity interest in the new entity, and Mitsubishi will market SureBeam's proprietary SureBeam technology in Japan. We cannot be certain that consumers will accept irradiated foods and that meat and poultry providers and producers will begin to use our pasteurization services. We also cannot guarantee the volume of beef or poultry that meat and poultry providers and producers will elect to have electronically pasteurized.

    Together with a strategic partner, we are currently building a facility in Hilo, Hawaii that will use our SureBeam technology for the disinfestation of fruits and vegetables produced in Hawaii. SureBeam will receive revenues from the installation of our system in the plant and has an option to purchase up to a 20% minority equity interest in the entity operating the facility, which will receive revenues from disinfestation services. We cannot be certain that the facility will attain market acceptance or generate significant revenues that will be realized by SureBeam through profit allocations if SureBeam exercises its option to purchase an equity interest in the entity operating the facility.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam technology. The action attacks the validity of our patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in our patent, and alleges that we have engaged in unfair competition and that our conduct constitutes patent misuse. We intend to vigorously defend our patent position. However, a finding in favor of Ion Beam Applications in this action could adversely affect our business, financial condition and results of operation by reducing the growth of our SureBeam business segment and preventing us from generating the revenues that we expect from food pasteurization.

    With respect to equipment sales, we recognize revenue on a percentage of completion basis. Service revenues are recognized as the related services are performed.

    If irradiated foods gain market acceptance, SureBeam expects that its revenues from pasteurization services would increase significantly. Depending upon market demand, SureBeam may build additional food pasteurization facilities, which would increase its level of capital expenditures.

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

EMERGING TECHNOLOGIES AND BUSINESSES

    This segment's operating activities consist primarily of the ImagClear 5000 fingerprint digitization system business, our truck and train tracking and monitoring system business, our information security business and other early stage commercial businesses, including businesses in which we have less than a 20% equity interest. Emerging Technologies pursues commercial applications for technologies originally developed in our Titan Systems' segment or developed by defense companies we have acquired.

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

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $328,117   $411,180   $624,803
Cost of revenues............................................   254,240    301,888    465,929
Selling, general and administrative.........................    47,859     66,387    102,960
Research and development....................................     7,466      5,590      6,690
Acquisition related charges and other.......................     8,510      9,891    (28,880)
                                                              --------   --------   --------
Operating profit............................................    10,042     27,424     78,104
Interest expense, net.......................................     5,754      8,821     12,938
Income tax provision........................................     3,934      7,016     24,385
Cumulative effect of change in accounting principle, net....        --    (19,474)        --
Loss from discontinued operations, net......................   (17,930)    (7,444)    (5,600)
                                                              --------   --------   --------
Net income (loss)...........................................  $(17,576)  $(15,331)  $ 35,181
                                                              ========   ========   ========

SEGMENT FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
TITAN SYSTEMS
  Revenues..................................................  $277,880   $367,151   $526,952
  Operating profit..........................................     9,830     34,341     35,434
SOFTWARE SYSTEMS
  Revenues..................................................    17,374     21,470     45,922
  Operating profit..........................................     4,580      5,137      6,962
SUREBEAM
  Revenues..................................................     8,254     11,184     14,295
  Operating profit (loss)...................................      (204)     1,121      2,039
TITAN WIRELESS
  Revenues..................................................    18,405      6,717     27,325
  Operating profit (loss)...................................    (1,074)    (6,732)     5,063
EMERGING TECHNOLOGIES AND BUSINESSES
  Revenues..................................................     6,204      4,658     10,309
  Operating profit (loss)...................................      (286)        34     43,023

CORPORATE...................................................    (2,804)    (6,477)   (14,417)
                                                              --------   --------   --------
TOTAL REVENUES..............................................  $328,117   $411,180   $624,803
TOTAL OPERATING PROFIT......................................  $ 10,042   $ 27,424   $ 78,104

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

AS A PERCENTAGE OF REVENUES

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%
Cost of revenues............................................    77.5          73.4          74.6
Selling, general and administrative.........................    14.6          16.1          16.4
Research and development....................................     2.3           1.4           1.1
Acquisition related charges and other.......................     2.5           2.4          (4.6)
                                                               -----         -----         -----
Operating profit............................................     3.1           6.7          12.5
Interest expense, net.......................................     1.8           2.1           2.1
Income tax provision........................................     1.2           1.7           3.9
Cumulative effect of change in accounting principle, net....      --          (4.8)           --
Loss from discontinued operations, net......................    (5.5)         (1.8)          (.9)
                                                               -----         -----         -----
Net income (loss)...........................................    (5.4)%        (3.7)%         5.6%
                                                               =====         =====         =====

    Historically, we operated our business in five segments -- Information Technologies, Software Systems, Medical Sterilization and Food Pasteurization, Communications Systems and Emerging Technologies and Businesses. We have renamed three of our five historical segments as follows: Information Technologies has been renamed Titan Systems, Medical Sterilization and Food Pasteurization has been renamed SureBeam and Communications Systems has been renamed Titan Wireless. All of our segments are comprised of multiple operating entities.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

    CONSOLIDATED. Our consolidated revenues increased from $328.1 million in 1997 to $411.2 million in 1998 and from $411.2 million in 1998 to $624.8 million in 1999. Increased revenues were reported across all business units in 1999, with the most notable increases in our Titan Wireless segment and our Software Systems segment, with revenue increases of 307% and 114%, respectively in 1999. Revenue growth in 1999 was primarily attributable to the impact of the acquisition of Semcor, Inc. ("Semcor") made in June 1998, and the acquisitions of System Resources Corporation and Atlantic Aerospace Electronics Corporation made in 1999 in our Titan Systems segment, the acquisition of substantially all of the assets of Transnational Partners II and other new business by Cayenta, and shipments of hardware to Benin, Africa in our Titan Wireless segment. Revenue growth in 1998 was primarily attributable to the impact of acquisitions made and integrated into our Titan Systems segment, work performed on new business in the Software Systems segment, and the near-completion of two SureBeam systems in our SureBeam segment.

    TITAN SYSTEMS. Titan Systems' revenues increased from $277.9 million in 1997 to $367.2 million in 1998 and from $367.2 million in 1998 to $526.9 million in 1999. The increase in 1999 primarily relates to an increase of $87.4 million and $30.1 million of revenue generated from Semcor and System Resources Corporation, respectively, which were purchased in June 1998 and June 1999, respectively, and to a lesser extent, due to internal revenue growth experienced in certain of our information technology businesses. The increase in 1998 primarily relates to $23.0 million of revenue generated from Validity, which was purchased in March 1998, $35.1 million in revenue generated from Semcor, and to a lesser degree, revenues related to a claim with the U.S. government for work performed in a prior year, and internal revenue growth experienced in certain of our product based businesses.

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

    SUREBEAM. SureBeam's revenues increased from $8.3 million in 1997 to $11.2 million in 1998 and from $11.2 million in 1998 to $14.3 million in 1999. The increase in 1999 is primarily related to revenues recognized, using the percentage-of-completion method of accounting, on the Company's first x-ray pasteurization system for Hawaii Pride, and to a lesser extent, due to the completion of two medical sterilization in line systems. The revenue increase in 1998 resulted from the work performed on two medical sterilization systems noted previously, which were ordered by customers in late 1997, and which were substantially completed during 1998. Increased processing of medical products at our two medical sterilization facilities also contributed to this revenue growth in 1998. Revenues in 1997 were also favorably impacted by increased processing of medical products as well as the sale of our turnkey sterilization systems to Guidant Corporation and Baxter Healthcare.

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

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues decreased from $6.2 million in 1997 to $4.7 million in 1998 and increased from $4.7 million in 1998 to $10.3 million in 1999. The increase in 1999 was due to increased shipments of digitized fingerprint systems and an increase in revenues in our information security business. The decrease in 1998 was due primarily to the wind-down of our environmental consulting business during the first quarter of 1998, partially offset by increased sales volume of our fingerprint digitization systems.

SELLING, GENERAL AND ADMINISTRATIVE

    Our SG&A expenses increased from $47.9 million in 1997 to $66.4 million in 1998 and from $66.4 million in 1998 to $103.0 million in 1999. SG&A, as a percentage of revenues, increased from 14.6% in 1997 to 16.1% in 1998 and from 16.1% in 1998 to 16.4% in 1999. The increases in 1998 and 1999 are primarily due to increased amortization of goodwill related to the companies acquired in 1998 offset partially by the impact of cost reduction measures as well as economies of scale and efficiencies that have been achieved. The increase in 1999 also included a $1.8 million charge for an uncollected receivable. In early 1997, we implemented a streamlining process of our administrative functions. This process focused on eliminating redundancies, and resulted in increased efficiencies, reduced infrastructures, and, ultimately, reduced costs. This process continued throughout 1998 and 1999, and we intend to continue to seek these cost savings.

RESEARCH AND DEVELOPMENT

    Our R&D expenses decreased from $7.5 million in 1997 to $5.6 million in 1998 and increased from $5.6 million in 1998 to $6.7 million in 1999. The increased level of R&D expenditures in 1999 was primarily related to increased development costs for certain imaging and video processing products. The reduced level of R&D expenditures in 1998 primarily reflects the completion of certain development and certification efforts of certain defense communications products within our Titan Systems segment which were substantially completed in 1997.

OPERATING PROFIT

    CONSOLIDATED. Our operating profit increased from $10.0 million in 1997 to $27.4 million in 1998 and increased from $27.4 million in 1998 to $78.1 million in 1999. Our operating profits have been significantly impacted by a number of factors in each of 1997, 1998 and 1999. The 1999 operating results include a net credit of $28.9 million, reflecting a $41.8 million gain we realized on the sale of our minority ownership interest in IPivot, net of $12.9 million of acquisition, integration, and reorganization costs. These costs are primarily comprised of estimated costs to eliminate duplicate leased facilities, including lease cancellation costs, employee termination costs related to approximately 32 employees, employee relocation costs, and the write-down of certain assets, as well as direct professional fees related to the reorganization and integration of certain businesses within our Titan Systems subsidiary. In addition, our 1999 operating results include a $3.9 million charge related to previously capitalized software development costs as well as a $1.8 million charge for an uncollected receivable from the Australian Navy. The 1998 operating results include a charge of $9.9 million primarily related to the direct transaction costs incurred on the Delfin, VisiCom, Horizons and DBA mergers, and to a lesser degree certain costs incurred to integrate these businesses into us, as well as certain integration costs incurred in other business segments. The 1997 operating results include a charge of $9.8 million related primarily to provisions taken to reflect certain asset impairments and an estimated environmental liability pertaining to a DBA manufacturing facility which is held for sale, and also includes a $1.9 million charge for acquired in-process research and development costs incurred in connection with the acquisition of RF Microsystems, Inc..

    TITAN SYSTEMS. Titan Systems' operating profit increased from $9.8 million in 1997 to $34.3 million in 1998 and increased from $34.3 million in 1998 to $35.4 million in 1999. The 1999 operating results include a charge of $4.7 million of acquisition, integration and reorganization costs primarily comprised of costs to eliminate duplicate facilities, lease termination costs and employee termination and relocation costs and a charge of $3.9 million to write off previously capitalized software development costs and a $1.8 million charge for an uncollected receivable. The 1998 operating income includes a charge of $7.2 million related to $6.8 million of special acquisition and integration related charges principally comprised of direct transaction and integration costs incurred by us in connection with the mergers of DBA, Horizons, VisiCom and Delfin and $0.4 million of costs incurred to file a registration statement with the SEC which was ultimately withdrawn. The 1997 operating income includes charges of $9.8 million related to the write down of property held for sale, an estimated environmental liability for DBA, which we acquired during 1998 and for which we recorded a special charge of $3.0 million during 1997, certain other asset write-downs recorded in connection with the acquisition of DBA and a $1.9 million charge for acquired in-process research and development costs. Excluding the impact of these charges, Titan Systems' operating income increased from $21.5 million in 1997 to $41.5 million in 1998 and increased from $41.5 million in 1998 to $45.8 million in 1999. The reduced operating margins in 1999 reflects the increased utilization of subcontractors, resulting in lower operating margins, and increased planned investments in research and development for certain imaging and video processing products. We expect to continue this level of increased research and development expenditures in fiscal 2000. The increased operating income in 1998 is primarily a result of the increased revenue volumes.

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

    SUREBEAM. SureBeam's operating results improved from an operating loss of $0.2 million in 1997 to operating profit of $1.1 million in 1998 and from $1.1 million operating income in 1998 to $2.0 million in 1999. Included in the 1999 operating results is $0.8 million of reorganization and restructuring costs consisting primarily of employee termination and relocation costs. Excluding the impact of these costs, SureBeam's operating income increased from an operating loss of $0.2 million in 1997 to operating income of $1.1 million in 1998 and to operating income of $2.9 million in 1999. Increased operating profits in 1999 and 1998 were a result of the increased revenue volumes noted previously. Management does not expect this trend to continue due to increased investments to be made in this business.

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

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results improved from an operating loss of $0.3 million in 1997 to operating income of $0.03 million in 1998 and improved from operating income of $0.03 million in 1998 to operating income of $43.0 million in 1999. Included in the 1999 operating results is a $41.8 million gain resulting from the sale of the Company's approximate 8% equity interest in IPivot. Excluding the impact of this gain, operating income was $1.2 million. The improved operating results in 1999 and 1998 were due primarily to the increase in revenues discussed above.

INTEREST EXPENSE, NET

    Our net interest expense increased from $5.8 million in 1997 to $8.8 million in 1998 and from $8.8 million in 1998 to $12.9 million in 1999. Net interest expense has increased over 1997, 1998 and 1999, primarily as a direct result of the increased level of our borrowings, primarily to fund the growth in the various segments, and to fund the acquisitions of System Resources Corporation and Atlantic Aerospace Electronics Corporation in 1999. Borrowings in 1998 to fund the acquisitions of Semcor, Inc. and Advanced Management Incorporation also resulted in increased interest expense. In 1998 and 1997, the principal component of interest expense was related to our convertible senior subordinated debentures, all of which had been converted into our common stock or redeemed by the end of the fourth quarter of 1999. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $10.8 million in 1997 at a weighted average rate of 8.1%, $28.9 million at a weighted average interest rate of 7.7% during 1998, and $88.8 million at a weighted average interest rate of 7.9% during 1999. Also included in interest expense is interest on our deferred compensation and retiree medical obligations. Interest expense related to these items was $0.8 million for 1997, $0.9 million for 1998, and $1.1 million for 1999. We expect interest expense to increase due to increased levels of borrowings, acquisitions and investments in commercial businesses.

INCOME TAXES

    Income taxes reflect effective rates of 92% in 1997 and 38% in 1998 and 37% in 1999. The difference between the actual provision and the effective rate (based on the United States statutory tax rate) was due primarily to the utilization of net operating losses in 1999 and to state income taxes in 1998. The increased rate in 1997 was due primarily to significant non-deductible expenses which were recorded for financial reporting purposes, as well as the inability to offset losses of certain acquired entities with income of other entities. We anticipate that our effective income tax rate will remain stable in the foreseeable future at an approximate rate of 30% to 40%, before the impact of specific transactions such as acquisitions.

NET INCOME (LOSS)

    Our reported net loss increased from $17.6 million in 1997 to $15.3 million in 1998 and from a net loss of $15.3 million in 1998 to net income of $35.2 million in 1999. Included in the net income for 1999 is the $41.8 million gain from the sale of the Company's interest in IPivot, net of certain integration, acquisition and reorganization costs of $12.9 million. Included in the net income for 1999 and the net losses for 1997 and 1998 are net losses from discontinued operations of $5.6 million, $17.9 million and $7.4 million, respectively, relating to our winding down of our access control systems and broadband communications businesses as well as operations discontinued by certain of the companies acquired by us during 1998. In addition, we adopted Statement of Position (SOP) 98-5 ("Start-up Costs") in 1998, which resulted in a $19.5 million write-off of capitalized start-up costs recorded as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities.

    Our operating activities provided cash of $17.9 million in 1999, primarily due to the cash received from the IPivot sale, partially offset by an increase in receivables and inventory. Our investing activities used cash of $107.3 million in 1999, primarily to fund the acquisitions that we completed during that period. Our financing activities provided cash of $93.5 million, which amount primarily reflected additional borrowings under our then-effective senior credit facility. We replaced that senior credit facility on February 23, 2000 with a new $275 million facility funded by a new bank syndicate, with Credit Suisse First Boston as administrative agent.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     56

Financial Statements:

  Consolidated Statements of Operations.....................     57

  Consolidated Balance Sheets...............................     58

  Consolidated Statements of Cash Flows.....................     59

  Consolidated Statements of Stockholders' Equity...........     60

  Notes to Consolidated Financial Statements................     61

Supporting Financial Schedule Covered by the Foregoing
  Report of
  Independent Public Accountants:

  Schedule II -- Valuation and Qualifying Accounts..........     97

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

ARTHUR ANDERSEN LLP

San Diego, California
January 31, 2000 (except with respect to the matters discussed in Note 16, as to which the date is March 30, 2000)

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues....................................................  $624,803    $411,180    $328,117
                                                              --------    --------    --------
Costs and expenses:
  Cost of revenues..........................................   465,929     301,888     254,240
  Selling, general and administrative expense...............   102,960      66,387      47,859
  Research and development expense..........................     6,690       5,590       7,466
  Acquisition related charges and other.....................   (28,880)      9,891       8,510
                                                              --------    --------    --------
    Total costs and expenses................................   546,699     383,756     318,075
                                                              --------    --------    --------
Operating profit............................................    78,104      27,424      10,042
Interest expense............................................   (14,125)     (9,295)     (6,779)
Interest income.............................................     1,187         474       1,025
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle.......    65,166      18,603       4,288
Income tax provision........................................    24,385       7,016       3,934
                                                              --------    --------    --------
Income from continuing operations before cumulative effect
  of change in accounting principle.........................    40,781      11,587         354
Cumulative effect of change in accounting principle, net of
  taxes.....................................................        --     (19,474)         --
Loss from discontinued operations, net of taxes.............    (5,600)     (7,444)    (17,930)
                                                              --------    --------    --------
Net income (loss)...........................................    35,181     (15,331)    (17,576)
Dividend requirements on preferred stock....................      (695)       (778)       (875)
                                                              --------    --------    --------
Net income (loss) applicable to common stock................  $ 34,486    $(16,109)   $(18,451)
                                                              ========    ========    ========
Basic earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.91    $   0.28    $  (0.01)
  Cumulative effect of change in accounting principle.......        --       (0.50)         --
  Loss from discontinued operations.........................     (0.13)      (0.19)      (0.51)
                                                              --------    --------    --------
  Net income (loss).........................................  $   0.78    $  (0.41)   $  (0.52)
                                                              ========    ========    ========
  Weighted average shares...................................    44,246      38,995      35,539
                                                              ========    ========    ========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations..................  $   0.80    $   0.27    $  (0.01)
  Cumulative effect of change in accounting principle.......        --       (0.48)         --
  Loss from discontinued operations.........................     (0.11)      (0.19)      (0.51)
                                                              --------    --------    --------
  Net income (loss).........................................  $   0.69    $  (0.40)   $  (0.52)
                                                              ========    ========    ========
  Weighted average shares...................................    51,030      40,336      35,539
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 13,364   $ 13,536
  Accounts receivable -- net................................   220,040    141,293
  Inventories...............................................    15,640      9,229
  Prepaid expenses and other................................     9,381      3,134
  Deferred income taxes.....................................    11,001      9,919
                                                              --------   --------
    Total current assets....................................   269,426    177,111
Property and equipment -- net...............................    43,269     33,746
Goodwill -- net of accumulated amortization of $13,058 and
  $8,343....................................................   210,894     88,310
Other assets -- net.........................................    21,753     10,223
Net assets of discontinued operations.......................       557        645
                                                              --------   --------
    Total assets............................................  $545,899   $310,035
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Lines of credit...........................................  $ 10,035   $    368
  Accounts payable..........................................    44,760     30,912
  Acquisition debt..........................................     4,800      3,000
  Current portion of long-term debt.........................     3,791      1,668
  Income taxes payable......................................     9,857      1,104
  Accrued compensation and benefits.........................    28,551     23,786
  Other accrued liabilities.................................    53,797     24,427
  Net liabilities of discontinued operations................     7,142      5,872
                                                              --------   --------
    Total current liabilities...............................   162,733     91,137
                                                              --------   --------

Line of credit..............................................   175,187     74,632
                                                              --------   --------
Long-term debt..............................................    10,136     32,223
                                                              --------   --------
Other non-current liabilities...............................    31,851     16,449
                                                              --------   --------
Commitments and contingencies
Minority interests..........................................     5,350         --
                                                              --------   --------
Stockholders' Equity:
  Preferred stock: $1 par value:
    Cumulative convertible, authorized 2,500,000 shares,
     $13,897 liquidation preference:
      694,850 and 694,872 shares issued and outstanding.....       695        695
    Series A junior participating: authorized 454,071
     shares:
      None issued...........................................        --         --
  Common stock: $.01 par value, authorized 100,000,000
    shares, issued and outstanding: 50,362,222 and
    41,530,266 shares.......................................       504        415
  Capital in excess of par value............................   147,296    116,001
  Deferred compensation.....................................      (738)        --
  Retained earnings (deficit)...............................    15,554    (18,938)
  Cumulative foreign currency translation adjustment........       (33)        --
  Treasury stock (966,398 and 962,530 shares), at cost......    (2,636)    (2,579)
                                                              --------   --------
    Total stockholders' equity..............................   160,642     95,594
                                                              --------   --------
Total liabilities and stockholders' equity..................  $545,899   $310,035
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                    FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $  40,781   $ 11,587   $    354
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
    Depreciation and amortization...........................     13,592      9,390      9,684
    Deferred income taxes and other.........................      7,569        580      1,688
    Write-off of assets, investments and environmental
     accrual................................................         --         --      9,846
    Provision for doubtful accounts.........................      1,800         --         --
    Write-off of capitalized software development costs.....      3,893         --         --
    Write-off of acquired in-process research and
     development costs......................................         --         --      1,910
    Poolings of interests...................................         --       (109)       695
    Deferred compensation charge............................        103         --         --
    Changes in operating assets and liabilities, net of
     effects from businesses sold and acquired:
      Accounts receivable...................................    (54,336)   (22,163)   (13,819)
      Inventories...........................................     (6,271)    (2,329)    (1,229)
      Prepaid expenses and other assets.....................    (11,687)     2,788     (2,181)
      Accounts payable......................................      6,407      2,246      1,589
      Income taxes payable..................................      8,985      1,165         --
      Accrued compensation and benefits.....................      1,566      6,969      1,737
      Restructuring activities..............................         --         --       (815)
      Other liabilities.....................................      5,495     (8,805)    (1,388)
                                                              ---------   --------   --------
Net cash provided by continuing operations..................     17,897      1,319      8,071
                                                              ---------   --------   --------
Loss from discontinued operations...........................     (5,600)    (7,444)   (17,930)
Changes in net assets and liabilities of discontinued
  operations................................................      1,358      5,630      7,426
                                                              ---------   --------   --------
Net cash used for discontinued operations...................     (4,242)    (1,814)   (10,504)
                                                              ---------   --------   --------
Net cash provided by (used for) operating activities........     13,655       (495)    (2,433)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (14,644)    (6,530)    (7,325)
Proceeds, net of transaction costs, from sale of
  businesses................................................         --         --        200
Payment for purchase of businesses, net of cash acquired....    (86,958)   (65,854)    (4,438)
Capitalized software development costs......................       (707)    (2,339)      (626)
Proceeds from sale of investments...........................         --      4,499     19,199
Purchase of investments.....................................     (5,400)        --    (15,410)
Other.......................................................        388        146        678
                                                              ---------   --------   --------
Net cash used for investing activities......................   (107,321)   (70,078)    (7,722)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt...........................................    109,237     51,870     12,671
Retirements of debt.........................................    (14,897)    (2,331)    (5,838)
Redemption of Series B Preferred Stock......................         --     (3,000)        --
Deferred debt issuance costs................................     (3,494)       (45)        --
Stockholders' distributions.................................         --         --     (3,164)
Proceeds from stock issuances...............................      3,936     24,411     15,129
Purchase of stock from benefit plan.........................         --         --       (471)
Dividends paid..............................................       (695)      (778)      (875)
Other.......................................................       (560)      (145)       (66)
                                                              ---------   --------   --------
Net cash provided by financing activities...................     93,527     69,982     17,386
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................        (33)        --         --
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........       (172)      (591)     7,231
Cash and cash equivalents at beginning of year..............     13,536     14,127      6,896
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  13,364   $ 13,536   $ 14,127
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

                                                     CUMULATIVE                CAPITAL
                                                     CONVERTIBLE              IN EXCESS                   RETAINED
                                                      PREFERRED     COMMON     OF PAR       DEFERRED      EARNINGS
                                                        STOCK       STOCK       VALUE     COMPENSATION    (DEFICIT)
                                                     -----------   --------   ---------   -------------   ---------
Balances at December 31, 1996......................     $695         $360     $ 83,271       $    --      $ 21,726
  Conversion of subordinated debt..................       --            5        1,597            --            --
  Sale of common stock.............................       --           15       14,349            --            --
  Stockholder distributions........................       --           --           --            --        (6,625)
  Exercise of stock options and other..............       --            2          717            --           (51)
  Stock issued for acquisition.....................       --            2          503            --            --
  Shares contributed to employee benefit plans.....       --           --           12            --            --
  Shares purchased from benefit plan...............       --           --         (545)           --            --
  Income tax benefit from employee stock
    transactions...................................       --           --           40            --            --
  Pooling of interests.............................       --           --           --            --           695
  Cancellation of stock repurchase agreements......       --           --      (16,438)           --            --
  Foreign currency translation adjustment..........       --           --           --            --           (13)
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........       --           --           --            --          (695)
    Series B, 6% annual............................       --           --           --            --          (180)
  Net loss.........................................       --           --           --            --       (17,576)
                                                        ----         ----     --------       -------      --------
Balances at December 31, 1997......................      695          384       83,506            --        (2,719)
  Conversion of subordinated debt..................       --           15        5,368            --            --
  Sale of common stock.............................       --            9       22,638            --            --
  Stock issued for acquisition.....................       --            3        3,297            --            --
  Stock repurchase.................................       --           (1)        (752)           --            --
  Exercise of stock options and other..............       --            4        1,398            --            --
  Conversion of warrants...........................       --            1          349            --            --
  Poolings of interests............................       --           --           --            --          (109)
  Shares contributed to employee benefit plans.....       --           --         (100)           --            --
  Income tax benefit from employee stock
    transactions...................................       --           --          297            --            --
  Foreign currency translation adjustment..........       --           --           --            --            (1)
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........       --           --           --                        (695)
    Series B, 6% annual............................       --           --           --            --           (83)
  Net loss.........................................       --           --           --            --       (15,331)
                                                        ----         ----     --------       -------      --------
Balances at December 31, 1998......................      695          415      116,001            --       (18,938)
  Conversion of subordinated debt..................       --           79       26,191            --            --
  Exercise of stock options and other..............       --           10        3,908            --            --
  Shares contributed to employee benefit plans.....       --           --         (537)           --            --
  Deferred compensation, related to the issuance of
    stock options..................................       --           --          841          (738)           --
  Income tax benefit from employee stock
    transactions...................................       --           --          892            --            --
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........       --           --           --                        (695)
  Foreign currency translation adjustment..........       --           --           --            --             6
  Net income.......................................       --           --           --            --        35,181
                                                        ----         ----     --------       -------      --------
Balances at December 31, 1999......................     $695         $504     $147,296       $  (738)     $ 15,554
                                                        ====         ====     ========       =======      ========

                                                     ADJUSTMENT FOR
                                                       REDEMPTION     CUMULATIVE
                                                     VALUE GREATER      FOREIGN
                                                      THAN AMOUNTS     CURRENCY
                                                       PAID IN BY     TRANSLATION   TREASURY
                                                      STOCKHOLDERS    ADJUSTMENT     STOCK      TOTAL
                                                     --------------   -----------   --------   --------
Balances at December 31, 1996......................     $(16,438)        $ --       $(2,960)   $ 86,654
  Conversion of subordinated debt..................           --           --            --       1,602
  Sale of common stock.............................           --           --            --      14,364
  Stockholder distributions........................           --           --            --      (6,625)
  Exercise of stock options and other..............           --           --            37         705
  Stock issued for acquisition.....................           --           --            --         505
  Shares contributed to employee benefit plans.....           --           --           332         344
  Shares purchased from benefit plan...............           --           --            --        (545)
  Income tax benefit from employee stock
    transactions...................................           --           --            --          40
  Pooling of interests.............................           --           --            --         695
  Cancellation of stock repurchase agreements......       16,438           --            --          --
  Foreign currency translation adjustment..........           --           --            --         (13)
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........           --           --            --        (695)
    Series B, 6% annual............................           --           --            --        (180)
  Net loss.........................................           --           --            --     (17,576)
                                                        --------         ----       -------    --------
Balances at December 31, 1997......................           --           --        (2,591)     79,275
  Conversion of subordinated debt..................           --           --            --       5,383
  Sale of common stock.............................           --           --            --      22,647
  Stock issued for acquisition.....................           --           --            --       3,300
  Stock repurchase.................................           --           --            --        (753)
  Exercise of stock options and other..............           --           --            12       1,414
  Conversion of warrants...........................           --           --            --         350
  Poolings of interests............................           --           --            --        (109)
  Shares contributed to employee benefit plans.....           --           --            --        (100)
  Income tax benefit from employee stock
    transactions...................................           --           --            --         297
  Foreign currency translation adjustment..........           --           --            --          (1)
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........           --           --            --        (695)
    Series B, 6% annual............................           --           --            --         (83)
  Net loss.........................................           --           --            --     (15,331)
                                                        --------         ----       -------    --------
Balances at December 31, 1998......................           --           --        (2,579)     95,594
  Conversion of subordinated debt..................           --           --            --      26,270
  Exercise of stock options and other..............           --           --           (57)      3,861
  Shares contributed to employee benefit plans.....           --           --            --        (537)
  Deferred compensation, related to the issuance of
    stock options..................................           --           --            --         103
  Income tax benefit from employee stock
    transactions...................................           --           --            --         892
  Dividends on preferred stock --
    Cumulative Convertible, $1.00 per share........           --           --            --        (695)
  Foreign currency translation adjustment..........           --          (33)                      (27)
  Net income.......................................           --           --            --      35,181
                                                        --------         ----       -------    --------
Balances at December 31, 1999......................     $     --         $(33)      $(2,636)   $160,642
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

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. The Titan Corporation (the "Company" or "Titan") is a diversified technology company dedicated to creating, building and launching technology-based businesses. The Company provides information technology, communications and electron beam food pasteurization and medical product sterilization systems and services to government and commercial customers. The Company groups its businesses into four core business segments -- Titan Systems, Software Systems, SureBeam, and Titan Wireless -- and a fifth business segment, Emerging Technologies and Businesses. Titan Systems provides information technology and communications solutions for defense, intelligence, and other U.S. and allied government agencies. Software Systems is a total services provider of comprehensive information technology solutions for its customers' business functions, including e-business, finance, accounting, customer billing and collection, contract management, supply-chain management and equipment monitoring and maintenance. SureBeam manufactures electron beam food pasteurization and medical product sterilization systems and provides sterilization and pasteurization services at its own facilities. Titan Wireless designs, manufactures and installs satellite communication systems and provides services which support telephony and Internet access in developing countries. The Emerging Technologies and Businesses segment develops commercial applications for technologies created by our other business segments through government-sponsored and internally-funded research and development programs.

    The Company is involved in a number of start-up businesses, most notably the TSP business in Software Systems, the commercial satellite communications business in the Titan Wireless segment and the electronic food pasteurization business of SureBeam. The Company believes that the primary source of revenues for the Titan Wireless business will be international customers in developing countries, primarily within Asia, Africa and South America.

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

    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc. ("ACS") in a stock-for-stock, pooling of interests transaction (see Note 2). The accompanying consolidated financial statements have been restated to reflect this acquisition for all periods presented.

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

    FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's one foreign subsidiary are measured using the local functional currency. Assets and liabilities of the subsidiary are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average rates

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

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

    Revenues from software license agreements are recognized currently, provided that all of the following conditions are met, a noncancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor specific objective evidence.

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

    CONCENTRATION OF CREDIT RISK. As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) economic instability in these areas. To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfers, prior to shipment. In addition, the Company has obtained political risk insurance to cover equipment located in certain foreign countries to cover loss or damage resulting from abandonment, deprivation, expropriation, riot and terrorism and other acts of revolution in those countries.

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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Income from continuing operations.................    $40,781
Less preferred stock dividends....................       (695)
                                                      -------
Basic EPS:
  Income from continuing operations available to
    common stockholders...........................     40,086         44,246         $ .91
Effect of dilutive securities: Stock Options,
  including dilutive effect of subsidiary stock
  options.........................................         --          2,392          (.05)
  Debentures......................................        769          4,392          (.06)
                                                      -------         ------         -----
Diluted EPS:
  Income from continuing operations available to
    common stockholders plus assumed
    conversions...................................    $40,855         51,030         $ .80
                                                      =======         ======         =====

                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Income from continuing operations.................    $11,587
Less preferred stock dividends....................       (778)
                                                      -------
Basic EPS:
  Income from continuing operations available to
    common stockholders...........................     10,809         38,995         $ .28
Effect of dilutive securities: Stock Options......         --          1,341          (.01)
                                                      -------         ------         -----
Diluted EPS:
  Income from continuing operations available to
    common stockholders plus assumed
    conversions...................................    $10,809         40,336         $ .27
                                                      =======         ======         =====

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    ----------------------------------------
                                                      INCOME      SHARES (000'S)   PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                    -----------   --------------   ---------
Income from continuing operations.................    $   354
Plus preferred stock dividends....................       (875)
                                                      -------
Basic EPS:
  Loss from continuing operations available to
    common stockholders...........................    $  (521)        35,539         $(.01)
                                                      =======         ======         =====
Diluted EPS:                                                     Same as basic

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1999 and 1998, options to purchase approximately 8,000 and 999,000 shares, respectively, of common stock were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares. In 1999, 1998 and 1997, approximately 463,200 shares of common stock that could result from the conversion of cumulative convertible preferred stock, 8,513,000 common shares in 1998 and 9,823,000 common shares in 1997 that could result from the conversion of the Company's convertible subordinated debentures and 500,000 common shares in 1997 that could result from the conversion of Series B cumulative convertible redeemable preferred stock, were not included in the computation of diluted EPS, as the effect would have been anti-dilutive on the results of continuing operations. The effect of minority interests outstanding in 1999 did not affect the above computation.

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

    NEW ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective for all registrants during the second quarter of

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fiscal 2000. Management has reviewed the impact of SAB 101 on the Company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

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

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES

    On December 22, 1999, Cayenta Operating Company (formerly known as Titan Software Systems Corporation) and Cayenta, Inc. (collectively "Cayenta" which comprises the principal operations of the Software Systems segment) acquired substantially all of the outstanding stock of SFG Technologies Inc. ("SFG"), a solutions and software provider focusing on revenue cycle management services for the utilities industry. The purchase price, subject to certain post-closing adjustments was $11.6 million in cash, less a $2 million holdback. Of the $2 million holdback placed into escrow at the closing, $0.4 million was paid in March 2000, $0.1 was offset against post-closing adjustments in March 2000, and $1.5 million is due in June 2001, after satisfaction of certain working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.1 million to retire outstanding indebtedness of SFG. The transaction was accounted for as a purchase and, accordingly, SFG's results of operations have been consolidated with the Company's results of operations since December 23, 1999. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $17.5 million at December 31, 1999.

    On December 13, 1999, Cayenta acquired all of the outstanding stock of Assist Cornerstone Technologies, Inc. ("Assist"), an e-commerce solutions and software provider, for approximately 5% of the outstanding common stock of Cayenta, Inc., plus approximately $13 million in cash, subject to certain post-closing adjustments, less a $3 million holdback. Of the $3 million holdback, which bears interest at 8% per annum, $1.7 million is due in March 2000 and $1.3 million is due in June 2001, after satisfaction of certain working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $3.2 million to retire outstanding indebtedness of Assist. The transaction was accounted for as a purchase, and accordingly, Assist's results of operations have been consolidated with the Company's results of operations since December 14, 1999. The excess of the fair market value of the net assets acquired was approximately $20.1 million at December 31, 1999.

    On November 2, 1999, Cayenta acquired all of the outstanding stock of JB Systems, Inc. doing business as Mainsaver, a provider of enterprise asset management software and distributed workflow management technology to global customers, for a purchase price of $13.2 million in cash, subject to certain post-closing adjustments, less a $3.5 million holdback, bearing interest at 7.5%. Of the $3.5 million holdback, $0.5 million is due in March 2000, and $3.0 million is due in May 2001, after satisfaction of

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) possible working capital adjustments or indemnification obligations. In addition, Cayenta paid approximately $1.9 million to reduce outstanding indebtedness of Mainsaver. The transaction was accounted for as a purchase, and accordingly, Mainsaver's results of operations have been consolidated with the Company's results of operations since November 3, 1999. The excess of the fair market value of the net assets acquired was approximately $17.7 million at December 31, 1999.

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

    In September 1999, the Company acquired all of the outstanding shares of Program Support Associates Inc. ("PSA") for $2.3 million in cash, of which $0.7 million is included in accrued expenses at December 31, 1999, and additional contingent payments, up to $1 million, upon the achievement of certain financial goals during the period commencing January 1, 2000, and ending December 31, 2000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill in the amount of approximately $1.9 million. PSA's results of operations have been consolidated with the Company's results of operations from the date of acquisition.

    On July 22, 1999, the Company's wholly owned subsidiary Titan Systems Corporation ("TSC"), (formerly named Titan Technologies and Information Systems Corporation) acquired all of the outstanding stock of Atlantic Aerospace Electronics Corporation ("AAEC"), a defense and commercial technology and systems company which focuses on applied research and development in information technologies, for cash of approximately $18 million, subject to certain post-closing adjustments, plus potential payments of up to $3 million contingent upon certain future contract awards, subject to offsets for indemnification claims. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.8 million at December 31, 1999. AAEC's results of operations have been consolidated with the Company's results of operations since July 23, 1999.

    On June 9, 1999, TSC acquired System Resources Corporation ("SRC"), an information technology government contractor, through a stock purchase for a purchase price of approximately $35 million, subject to certain post-closing working capital adjustments and offsets for indemnification claims,

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) consisting of approximately $33 million in cash paid at closing, less a $0.5 million holdback, and $2 million in promissory notes which bear interest at 7% per annum and become fully payable, subject to purchase price adjustments and indemnification claims, on June 9, 2000. In addition, the Company agreed to pay the SRC stockholders one-half of approximately $1.5 million in SRC receivables aged more than 720 days to the extent that any of those receivables are collected within the two year period following the closing date, net of certain post-closing adjustments and indemnification obligations that are offset against such collections. The Company also retired approximately $10 million in SRC indebtedness. The transaction was accounted for as a purchase, and, accordingly, SRC's results of operations have been consolidated with the Company's results of operations since June 10, 1999. The purchase agreement provided for a post-closing adjustment to the purchase price based on the final valuation of the acquired assets and assumed liabilities, which resulted in an increase of approximately $4.1 million to the excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) in the quarter ended September 30, 1999. In connection with the determination of the fair value of assets acquired in the quarter ended December 31, 1999, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $2,709. This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $861 as a reduction of costs in 1999, with the remaining $1,848 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002. The goodwill was approximately $31.8 million at December 31, 1999.

    On January 1, 1999, Cayenta acquired substantially all of the assets of Transnational Partners II, LLC ("TNP"), a software services company which provides infrastructure and electronic business solutions for major corporations, for a purchase price of $9.8 million, consisting of $7 million cash, a $2.8 million note paid in February 2000 (plus interest at 7%), and preferred stock representing a minority interest in Cayenta. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired was approximately $12.3 million at December 31, 1999. TNP's results of operations have been consolidated with the Company's results of operations since January 2, 1999.

    In June 1998, the Company acquired all of the outstanding shares of Semcor, Inc. ("Semcor") for a preliminary purchase price of $38.1 million in cash and additional contingent payments based on the achievement of certain financial goals for the six-month period ending December 31, 1998, up to a maximum of $5 million and for the twelve-month period ending December 31, 1999, up to a maximum of $10 million. Semcor successfully achieved the financial goals for the six-month period ended December 31, 1998, as outlined in the stock purchase agreement, and accordingly the selling shareholders were paid the maximum of $5 million in February 1999. The second contingent payment was due and paid in February 2000. The acquisition has been accounted for as a purchase, and accordingly the preliminary purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values, based on a third-party appraisal. In connection with the final determination of the fair value of assets acquired and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an alllowance for the normal industry profit on its effort to complete such contracts, which amounted to $6,343. Effective April 1, 1999, this adjustment has been reflected in the accompanying balance sheet as an increase to

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) goodwill and a corresponding increase to deferred profit. The Company recognized approximately $1,024 as a reduction of costs in fiscal 1999, with the remaining $5,319 to be recorded as a reduction of costs in future periods as work on certain contracts is performed. The excess of the preliminary purchase price and the first contingent payment over the net assets acquired is being carried as goodwill in the amount of $41,784. The amount paid for the second contingent payment was recorded when paid subsequent to year-end as additional goodwill. Semcor's results of operations have been consolidated with the Company's results of operations from the date of acquisition.

    On March 31, 1998, the Company acquired all of the outstanding common stock of Validity Corporation ("Validity"), for $12 million in cash, and notes payable to the shareholders of Validity totaling $3 million (bearing interest at the prime rate), subject to post-closing adjustments, if any, due and payable
March 31, 1999. The notes and interest were paid in April 1999. The transaction was accounted for as a purchase, and accordingly, Validity's results of operations have been consolidated with the Company's results of operations beginning April 1, 1998. The Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1,852. This estimate has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $721 as a reduction of costs in 1999, with the remaining $1,131 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002. The goodwill was approximately $17.9 million as of December 31, 1999.

    In February 1998, the Company acquired all of the outstanding shares of Advanced Management Incorporated ("AMI") for $19.5 million in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5.25 million for each period. AMI did not achieve the financial goals required for the first twelve-month period nor did it achieve the financial goals for the second twelve-month period ending January 31, 2000. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as intangible assets, including goodwill and customer lists, in the amounts of approximately $12.6 million and $4.1 million. AMI's results of operations have been consolidated with the Company's results of operations from the date of acquisition.

    In November 1997, the Company acquired all of the outstanding shares of Integrated Systems Control, Inc. ("ISC") in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly the total purchase price has been allocated to acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill in the amount of approximately $1.4 million. ISC's results of operations have been consolidated with the Company's results of operations from the date of acquisition.

    In August 1997, the Company acquired all of the outstanding common stock of RF Microsystems, Inc. ("RFM") for cash consideration of $5 million. The acquisition has been accounted for as a purchase, and RFM's results of operations have been consolidated with the Company's results of operations from the date of acquisition. The total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the net assets acquired is being carried as goodwill

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) in the amount of approximately $1.7 million. The consolidated statement of operations includes a $1,910 charge, based on a third-party appraisal, taken at the time of the acquisition for acquired in-process research and development costs related to acquired technology that has not reached technological feasibility and that has no alternative future use.

    The goodwill associated with each of the acquisitions discussed above is being amortized on a straight-line basis over periods of 5 to 40 years.

    Unaudited proforma data giving effect to the purchase of AMI, SEMCOR, SRC, AAEC, PSA, Mainsaver, Assist and SFG as if they had been acquired at the beginning of 1998 are shown below. Proforma information related to the TNP and Validity acquisitions is not included, because the effect is not significant.

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                              (UNAUDITED)
Revenues................................................  $686,259   $593,784

Income from continuing operations before cumulative
  effect of change in accounting principle..............    30,429      2,867
Net income (loss).......................................    24,829    (24,051)

Basic earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle............  $    .67   $    .05
  Net income (loss).....................................       .55       (.64)

Diluted earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle............  $    .60   $    .05
  Net income (loss).....................................       .49       (.62)

    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc. ("ACS"), a government information technology services company, in a stock-for-stock transaction. ACS' primary operations are included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 5,082,000 shares of Titan common stock for all the outstanding shares of ACS and assumed ACS stock options representing approximately 263,000 shares of Titan common stock for each share of ACS common stock, based on an exchange ratio of approximately .57 shares of Titan common stock for each share of ACS common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    In connection with the merger, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. Prior to the merger, ACS used a fiscal year ending September 30. Accordingly, the consolidated results reflect the results for the Titan fiscal years ended December 31, 1999, 1998 and 1997 combined with ACS' results for fiscal years ended September 30, 1999, 1998 and 1997, respectively. ACS revenues and net income for the three months ended December 31, 1999 were $46,255 and $1,352,

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED) respectively. The net income of $1,352 for the three months ended December 31, 1999 will be reflected as a pooling of interests adjustment in the Company's first quarter of 2000. All amounts and disclosures in these consolidated financial statements have been restated to give effect to the ACS merger as a pooling of interests.

    The separate and combined results of Titan and ACS in 1999 and 1998 are as follows:

                                              YEAR ENDED DECEMBER 31, 1999
                                         --------------------------------------
                                                     INCOME FROM
                                                      CONTINUING
                                         REVENUES     OPERATIONS     NET INCOME
                                         --------   --------------   ----------
Titan..................................  $406,551      $37,200          31,600
ACS....................................   218,252        3,581           3,581
                                         --------      -------        --------
                                         $624,803      $40,781        $ 35,181
                                         ========      =======        ========

                                              YEAR ENDED DECEMBER 31, 1998
                                         --------------------------------------
                                                     INCOME FROM
                                                      CONTINUING     NET INCOME
                                         REVENUES     OPERATIONS       (LOSS)
                                         --------   --------------   ----------
Titan..................................  $303,428      $ 7,213       $ (19,705)
ACS....................................   107,752        4,374           4,374
                                         --------      -------       ---------
                                         $411,180      $11,587       $ (15,331)
                                         ========      =======       =========

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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 2. MERGERS, ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    On February 27, 1998, the Company consummated a merger with DBA
Systems, Inc. ("DBA"), in a stock-for-stock transaction. Titan issued approximately 6,100,000 shares of common stock in exchange for all the outstanding shares of DBA stock and assumed options representing approximately 441,000 shares of Titan common stock based on an exchange ratio of approximately
1.37 shares of Titan's common stock for each share of DBA stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests.

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

    The separate and combined results of Titan, ASC, Delfin, VisiCom, Horizons and DBA in 1997 are as follows:

                                                  YEAR ENDED DECEMBER 31, 1997
                                               -----------------------------------
                                                            INCOME
                                                          (LOSS) FROM
                                                          CONTINUING    NET INCOME
                                               REVENUES   OPERATIONS      (LOSS)
                                               --------   -----------   ----------
Titan........................................  $167,050     $ 5,188      $  5,165
ACS..........................................    52,194       1,736         1,736
Delfin.......................................    26,534        (127)         (127)
VisiCom......................................    31,360      (1,352)      (13,397)
Horizons.....................................    26,281       1,640        (4,222)
DBA..........................................    24,698      (6,731)       (6,731)
                                               --------     -------      --------
                                               $328,117     $   354      $(17,576)
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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 3. ACQUISITION RELATED CHARGES AND OTHER

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of $12,908, which include approximately $3.6 million of legal costs and approximately $9.3 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.7 million for severance, outplacement and relocation costs related to approximately 32 employees across the Company, except in the Emerging Businesses and Technologies segment, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices. These charges were all cash charges, with the exception of the write-off of intangible costs. Accruals for unpaid special charges of $5,880 remain in other current liabilities at December 31, 1999. Unpaid amounts at year-end are primarily termination and other integration costs which will be paid by December 31, 2000.

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

NOTE 4. DISCONTINUED OPERATIONS

    In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $7,100 at December 31, 1999 consist primarily of accrued liabilities of approximately $11,100 net of current assets of approximately $4,000 (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $6,200 were made against the accrued liabilities in 1999. The

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 4. DISCONTINUED OPERATIONS (CONTINUED) liabilities were increased by a $5,600 charge in 1999 based on management's most recent review of estimated future wind-down costs. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

NOTE 5. OTHER FINANCIAL DATA

    Following are details concerning certain balance sheet accounts:

                                                            1999       1998
                                                          --------   --------
Accounts Receivable:
  U.S. Government -- billed.............................  $ 97,138   $ 66,109
  U.S. Government -- unbilled...........................    71,989     57,279
  Trade.................................................    52,642     19,293
  Less allowance for doubtful accounts..................    (1,729)    (1,388)
                                                          --------   --------
                                                          $220,040   $141,293
                                                          ========   ========
Inventories:
  Materials.............................................  $  7,725   $  3,871
  Work-in-process.......................................     4,357      1,788
  Finished goods........................................     3,558      3,570
                                                          --------   --------
                                                          $ 15,640   $  9,229
                                                          ========   ========
Property and Equipment:
  Machinery and equipment...............................  $ 66,736   $ 54,905
  Furniture and fixtures................................    16,312     12,797
  Land, buildings and leasehold improvements............    18,300     17,078
  Construction in progress..............................     2,023        358
                                                          --------   --------
                                                           103,371     85,138
  Less accumulated depreciation and amortization........   (60,102)   (51,392)
                                                          --------   --------
                                                          $ 43,269   $ 33,746
                                                          ========   ========

    Other non-current liabilities at December 31, 1999 include a tax liability of $6,964.

NOTE 6. SEGMENT INFORMATION

    Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's costs of operations and administration. The Company manages income taxes on a corporate-wide basis. Thus, the Company evaluates segment performance based on profit or loss before income taxes and before allocated costs of corporate overhead, exclusive of any significant gains or losses on the disposition of investments or other assets. The Company typically manages and evaluates equity investments and related income on a segment level. However, certain significant investments are managed

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
at the corporate level. Financial costs, such as gains and losses and interest income and expense, are managed at the Corporate segment.

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

    The SureBeam segment provides medical product sterilization services at two Titan facilities and manufactures and sells turnkey electron beam sterilization and food pasteurization systems to customers for use in their own facilities.

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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
    The Emerging Technologies and Businesses segment includes several businesses which apply the Company's proprietary knowledge and core competencies to industrial and commercial opportunities.

    Substantially all of the Company's operations are located in the United States. Export and foreign revenues amounted to approximately $33,986, $19,760, and $23,278 in 1999, 1998 and 1997, respectively, primarily to countries in Africa, Asia and Western Europe. Substantially all international sales are denominated in U.S. dollars.

    The following tables summarize industry segment data for 1999, 1998 and 1997.

                                                  1999       1998       1997
                                                --------   --------   --------
Revenues:
  Titan Systems...............................  $526,952   $367,151   $277,880
  Software Systems............................    45,922     21,470     17,374
  SureBeam....................................    14,295     11,184      8,254
  Titan Wireless..............................    27,325      6,717     18,405
  Emerging Technologies and Businesses........    10,309      4,658      6,204
                                                --------   --------   --------
                                                $624,803   $411,180   $328,117
                                                ========   ========   ========

    Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $502,557 in 1999, $340,023 in 1998, and $273,300 in
1997. Inter-segment sales were not significant in any year.

                                                    1999       1998       1997
                                                  --------   --------   --------
Operating Profit (Loss):
  Titan Systems.................................  $ 35,434   $34,341    $ 9,830
  Software Systems..............................     6,962     5,137      4,580
  SureBeam......................................     2,039     1,121       (204)
  Titan Wireless................................     5,063    (6,732)    (1,074)
  Emerging Technologies and Businesses..........    43,023        34       (286)
  Corporate.....................................   (14,417)   (6,477)    (2,804)
                                                  --------   -------    -------
                                                  $ 78,104   $27,424    $10,042
                                                  ========   =======    =======

    Operating profit for the Titan Systems, Software Systems and SureBeam segments for the year ended December 31, 1999, included acquisition and other charges of $4,690, $2,111 and $811, respectively. In addition, 1999 operating results included a $3,893 charge related to previously capitalized software development costs as well as a $1,800 charge for an uncollected receivable. Operating profit for Emerging Technologies and Businesses includes the $41,788 gain on IPivot stock as discussed in Note 2. Operating profit for the Titan Systems and Titan Wireless segments for the year ended December 31, 1998, included acquisition-related and other charges of $7,218 and $2,398 respectively. Operating profit for Titan Systems in 1997 includes recognition of a special charge of $9,846 for the write-down of certain assets to net realizable value and accrued for certain liabilities as discussed in Notes 9 and 15, and a $1,910 charge for acquired in-process research and development costs.

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)
    Corporate includes corporate general and administrative expenses, certain corporate, integration, legal and restructuring charges ($5,296 in 1999 and $275 in 1998), and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

                                                  1999       1998       1997
                                                --------   --------   --------
Identifiable Assets:
  Titan Systems...............................  $331,370   $246,382   $132,626
  Software Systems............................    94,450     14,959      8,114
  SureBeam....................................    24,242     14,518     15,466
  Titan Wireless..............................    35,598      5,085     10,655
  Emerging Technologies and Businesses........     4,610         67      6,391
  Discontinued Operations, net................       557        645      7,605
  General corporate assets....................    55,072     28,379     28,833
                                                --------   --------   --------
                                                $545,899   $310,035   $209,690
                                                ========   ========   ========

    General corporate assets are principally cash, accounts receivable, prepaid expenses, property and equipment, deferred income taxes and other assets.

                                                       1999       1998       1997
                                                     --------   --------   --------
Depreciation and Amortization of Property and
  Equipment, Goodwill, and Other Assets:
  Titan Systems....................................  $ 9,882     $7,033     $6,866
  Software Systems.................................    1,063        475        617
  SureBeam.........................................      840        876        681
  Titan Wireless...................................      607        381        453
  Emerging Technologies and Businesses.............       71         25         85
  Corporate........................................    1,129        600        982
                                                     -------     ------     ------
                                                     $13,592     $9,390     $9,684
                                                     =======     ======     ======
Capital Expenditures:
  Titan Systems....................................  $ 5,293     $5,143     $5,666
  Software Systems.................................    1,002        325        453
  SureBeam.........................................    3,605        211        643
  Titan Wireless...................................    3,839        463        358
  Emerging Technologies and Businesses.............       73         30         86
  Corporate........................................      832        358        119
                                                     -------     ------     ------
                                                     $14,644     $6,530     $7,325
                                                     =======     ======     ======

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 7. INCOME TAXES

    The components of the income tax provision (benefit) from continuing operations are as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Current:
  Federal..........................................  $19,404     $2,141     $2,046
  State............................................    4,366        718        374
                                                     -------     ------     ------
                                                      23,770      2,859      2,420
  Deferred.........................................      615      4,157      1,514
                                                     -------     ------     ------
                                                     $24,385     $7,016     $3,934
                                                     =======     ======     ======

    Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

                                                       1999       1998       1997
                                                     --------   --------   --------
Expected Federal tax provision on continuing
  operations.......................................  $22,751     $6,328     $1,458
State income taxes, net of Federal income tax
  benefit..........................................    3,934        761         92
Research credit....................................       --         --       (324)
Goodwill amortization..............................      378        218        351
Keyman life insurance..............................       --         24         24
Acquistion charges and other.......................     (678)      (315)     3,088
Utilization of NOL not realized in prior periods...   (2,000)        --         --
Effect of S corporation status.....................       --         --       (755)
                                                     -------     ------     ------
Actual tax provision on continuing operations......  $24,385     $7,016     $3,934
                                                     =======     ======     ======

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 7. INCOME TAXES (CONTINUED)
    The net deferred tax asset as of December 31, 1999 and 1998, results from the following temporary differences:

                                                            1999       1998
                                                          --------   --------
Deferred tax assets:

  Loss carryforward.....................................  $  9,037   $  7,746
  Employee benefits.....................................     6,256      5,264
  Tax credit carryforwards..............................       999      2,096
  Inventory and contract loss reserves..................     9,957     10,407
  Acquired in-process R&D write-off.....................       659        711
  Cash to accrual adjustment............................       423        846
  Other.................................................       400         87
                                                          --------   --------
                                                            27,731     27,157
  Valuation allowance...................................   (11,200)   (11,200)
                                                          --------   --------
                                                            16,531     15,957
                                                          --------   --------
Deferred tax liabilities:

  Unbilled receivables..................................    (4,309)    (2,332)
  Cash to accrual adjustment............................      (456)      (879)
  Capitalized software development costs................        --     (1,217)
  Depreciation and amortization.........................    (2,596)    (1,628)
  Acquired contracts in process.........................      (379)        --
  Other.................................................      (309)      (386)
                                                          --------   --------
                                                            (8,049)    (6,442)
                                                          --------   --------
Deferred tax asset, net.................................  $  8,482   $  9,515
                                                          ========   ========

    Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company which may not be within the Company's control may limit annual future utilization of these carryforwards. Other non-current liabilities at December 31, 1999 and 1998 include a deferred liability of $2,519 and $858, respectively. Deferred income tax assets of $454 are included in Other Assets at December 31, 1998.

    Cash paid for income taxes was $4,598, $1,541 and $1,803 in 1999, 1998 and 1997, respectively.

NOTE 8. DEBT

    In June 1999, in conjunction with the acquisition of SRC (see Note 2), the Company's bank syndicate, with The Bank of Nova Scotia ("Scotia Bank") as the administrative agent, amended and increased the Company's existing credit facility. The revised credit facility, totaling $190 million, included a $55 million

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 8. DEBT (CONTINUED)
line of credit for working capital and general corporate purposes, $60 million ($25 million original and $35 million new facility) in lines of credit dedicated to acquisitions and a $75 million term loan. At December 31, 1999, total borrowings outstanding were $138,250 at a weighted average interest rate of 8.79%. Commitments under letters of credit, which reduce availability of the working capital line, were $1,872 at December 31, 1999. Of the total borrowings, $9,063 was short-term. At December 31, 1999, deferred financing costs included in Other Assets related primarily to this facility were $3,633 and are being amortized over the term of the agreement. In February 2000, the Company entered into a new credit facility agreement which replaces this facility and which is described in Note 16. As a result, the deferred financing costs related to the current agreement will be expensed as an extraordinary item in the first quarter of 2000.

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

    At December 31, 1999 and 1998, Titan had $2,227 and $3,328, respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%. At December 31, 1999, $1,004 is due within one year. At December 31, 1999 and 1998, the Company also had outstanding a mortgage note collateralized by real estate with a balance of $698 and $747, respectively, at an interest rate of LIBOR plus 2.5%, which was paid in full in February 2000. Long-term debt at entities acquired by the Company in 1998 was $1,867 ($471 short-term) at December 31, 1999. A line of credit remaining at one of the Company's 1999 acquisitions was $973 at December 31, 1999.

ADVANCED COMMUNICATION SYSTEMS DEBT

    In February 1998, Advanced Communication Systems ("ACS") entered into a line of credit arrangement, consisting of two credit facilities aggregating
$35 million with a commercial bank, refinancing ACS' then existing line of credit and the outstanding commercial bank debt of ISC. ACS' subsidiary, ISC, had three notes payable totaling approximately $1,671 at the date of acquisition, secured by accounts receivable, equipment and other assets, which were repaid using the above mentioned facility in February 1998. The credit facility was also used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15 million, could be used to finance

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 8. DEBT (CONTINUED)
acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on ACS' historical performance. The second facility, in an amount up to $20 million, may be used to finance acquisitions and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on ACS' historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including, funded debt to earnings before interest, depreciation, income taxes and amortization ("EBITDA"), EBITDA coverage ratio and minimum net worth and prohibits the payment of dividends.

    In June 1998, the line of credit arrangement was increased to $45 million, from $35 million, to finance the acquisition of Semcor and to provide for the working capital needs of ACS. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

    In February 1999, the line of credit arrangement was increased to $60 million to finance the additional contingent payment to the selling shareholders of Semcor and to provide for the working capital needs of ACS. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

    Subsequent to September 30, 1999, ACS and the commercial bank executed an amendment to the line of credit arrangement that restated the definition of EBITDA to exclude $4.8 million in calculating the funded debt to EBITDA financial covenant with respect to any fiscal period from September 30, 1999, through and including June 30, 2000. As of September 30, 1999 $58,400 was available on this credit arrangement and the outstanding balance was $46 million with an additional $3.8 million in standby letters of credit.

    In September 1999, ACS acquired PSA, and as a result, assumed its liabilities that, in part, consisted of $50 outstanding under a line of credit. This credit arrangement with a commercial bank, in the amount of $400, bears interest at the bank's prime rate plus one percent and is due on demand.

    At September 30, 1999, and 1998, ACS had $46,050 and $35,000, respectively, outstanding under these arrangements. For the years ended September 30, 1999, 1998 and 1997, interest expense under these credit facilities was approximately $3,803, $1,410 and $136, respectively, at weighted average interest rates of 8.16%, 8.10% and 8.75%, respectively.

    Maturities of long-term debt, excluding the Company's line of credit with Scotia Bank and ACS' line of credit, are as follows:

2000........................................................  $ 3,791
2001........................................................    3,807
2002........................................................    2,549
2003 and thereafter.........................................    3,780
                                                              -------
                                                              $13,927
                                                              =======

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 8. DEBT (CONTINUED)
    Cash paid for interest, primarily on these borrowings, was $13,385, $8,416 and $6,390 in 1999, 1998 and 1997, respectively. At December 31, 1999 the Company was in compliance with all financial covenants under its various debt agreements.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    The Company leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $14,762 in 1999, $12,892 in 1998 and $10,780 in 1997. Through August
1999, the Company was obligated under a long-term lease agreement for facilities which are owned by an entity in which Titan has a minority ownership interest. Rental expense in 1999, 1998 and 1997 includes $593, $921 and $904, respectively, paid under this agreement. Also included is rent expense of $280, $336 and $257 for 1999, 1998 and 1997 incurred by ACS on a lease for office space with a related party which includes the principal stockholders of ACS. In February 2000, Cayenta entered into a new long-term lease agreement with this entity which requires future minimum lease payments of approximately $6.6 million over 7 years. There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years. The Company is a guarantor on the lease.

    Future minimum lease payments under noncancellable operating leases at December 31, 1999, are as follows:

2000........................................................  $12,994
2001........................................................   10,861
2002........................................................    8,579
2003........................................................    6,196
2004........................................................    3,509
Thereafter..................................................    7,899
                                                              -------
  Total minimum lease payments..............................  $50,038
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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against the Company relating to its patent for SureBeam technology. The action attacks the validity of the Company's patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in the Company's patent, and alleges that the Company has engaged in unfair competition and that Titan's conduct constitutes patent misuse. The Company intends to vigorously defend its patent position.

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

    On August 17, 1995, the Board of Directors adopted a Shareholder Rights Agreement and subsequently distributed one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 12. COMMON STOCK (CONTINUED)
"Preferred Shares") at a price of $42.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable if a person or group acquires, in a transaction not approved by the Company's Board of Directors ("Board"), 15% or more of the Company's common stock or announces a tender offer for 15% or more of the stock.

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

                                                    1999       1998       1997
                                                  --------   --------   --------
Net income (loss)..................  As reported  $35,181    $(15,331)  $(17,576)
                                     Pro forma     31,761     (16,936)   (19,372)
Net income (loss) per share,
  basic............................  As reported      .78        (.41)      (.52)
                                     Pro forma        .70        (.45)      (.57)
Net income (loss) per share,
  diluted..........................  As reported      .69        (.40)      (.52)
                                     Pro forma        .62        (.44)      (.57)

    Options authorized for grant under the Stock Option Plans of 1994 and 1997, and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan") are 2,000,000 and 125,000, respectively. Under the 1996 Directors' Plan, a director may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Grants in 1999 exceeded the remaining shares available under these plans. A proposal for a Stock Option Plan of 2000 is subject to shareholder approval at the Company's Annual Meeting of Stockholders on May 30, 2000. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the employee plans, an option's maximum term is ten years. Under the directors' plan, options expire 90 days after the option holder ceases to be a director. Employee options may be granted throughout the year; directors' options are granted annually. All options vest in 25% increments beginning one year after the grant date. Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

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

    A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                              1999                          1998                          1997
                                   ---------------------------   ---------------------------   ---------------------------
                                    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                    (000)      EXERCISE PRICE     (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
                                   --------   ----------------   --------   ----------------   --------   ----------------
Outstanding at beginning of
  year...........................   4,020          $4.90          3,901          $4.04          3,286          $3.45
Granted..........................   1,234           9.54          1,031           7.58          1,302           4.66
Exercised........................    (777)          3.37           (306)          3.87           (253)          2.47
Canceled.........................    (280)          6.61           (606)          4.42           (434)          3.18
                                    -----                         -----                         -----
Outstanding at end of year.......   4,197           6.76          4,020           4.90          3,901           4.04
                                    =====                         =====                         =====
Options exercisable at
  year-end.......................   1,994                         1,922                         1,994
Weighted-average fair value of
  options granted during the
  year...........................   $9.54                         $7.58                         $4.66

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$0.04 - $3.94      1,104,860       5.08 years           $ 2.06           965,112         $2.01
 4.00 -  9.50      1,784,173       7.38 years             5.45           938,830          5.62
 9.75 - 25.32      1,307,929       8.88 years            12.53            89,780         17.70
                   ---------                                           ---------
                   4,196,962       7.24 years                          1,993,722
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

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Each of Titan Systems, SureBeam and Titan Wireless is a wholly owned subsidiary of Titan and has its own key employee stock option plan. The Company has created stock option plans for each of Titan Systems, SureBeam and Titan Wireless. As of December 31, 1999, Titan Systems had approximately 13% of its fully diluted common stock that had been reserved for issuance under its plan, and each of SureBeam and Titan Wireless had approximately 16% of their fully diluted common stock that had been reserved for issuance under their respective plans.

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

NOTE 14. BENEFIT PLANS

    The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $6,917, $4,186 and $3,150 in 1999, 1998 and 1997, respectively. The Company's combined discretionary contributions to their Employee Stock Ownership Plans were $1,055, $295 and $372 in 1999, 1998 and 1997, respectively. Discretionary contributions to a profit sharing plan covering certain employees were $150, $150 and $175 in 1999, 1998 and 1997, respectively. During 1997, the Company utilized treasury stock of $344 for benefit plan contributions.

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

NOTE 15. DBA ASSET IMPAIRMENTS

    The Company has a 141,000 square foot manufacturing facility located in Kissimmee, Florida which was acquired in the merger with DBA. The property has been held for sale since June 1996. As a result of

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 15. DBA ASSET IMPAIRMENTS (CONTINUED) several factors, including offers received by third parties, management concluded that there had been an impairment in the carrying value of the asset. A charge of $2.0 million was recorded in the Company's financial statements for the year ended December 31, 1997 which reflects management's estimate of the impairment, including estimated disposal costs. Titan management has a program of ongoing maintenance (and environmental remediation -- see Note 9) and the property is currently in escrow. Management regularly reviews this asset for further impairment, and believes that the recorded book value at December 31, 1999 reflects an amount which is not less than net realizable value.

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

NOTE 16. SUBSEQUENT EVENTS

    On January 31, 2000, the Company entered into a definitive agreement to acquire substantially all of the stock of LinCom Corporation ("LinCom"), for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback is due approximately 60 days after the closing date, and the $2 million note is due one year after the closing date and accrues interest at 7%. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The transaction was consummated on March 30, 2000 and will be accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired to be amortized on a straight line basis over 30 years, was approximately $19.9 million at March 31, 2000.

    On February 9, 2000, the Company and Titan Capital Trust (the "Trust"), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES") at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 of an additional 1 million securities, for an additional $50 million. The Trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The Trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. We can, on one

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc., in a transaction accounted for as a pooling of interests. See Note 2 for further discussion.

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

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering ("Pulse") for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment. The holdback is due approximately 90 days from the closing date and the

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 16. SUBSEQUENT EVENTS (CONTINUED)
deferred payment is due one year from the closing date. Pulse provides highly specialized security and signal intelligence systems and services to the intelligence community. The transaction will be accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $21.5 million at March 31, 2000.

    On March 24, 2000, the Company signed a definitive agreement for the acquisition of AverStar, Inc., a private company headquartered in Burlington, Massachusetts, which provides information technology services in the areas of information assurance, information operations and network and information security for government and commercial customers. Under the terms of the definitive agreement, AverStar will receive a total equity value of approximately $140 million, if Titan's share price is between $44.00 and $56.00 per share at the time of closing. If Titan's share price is between $39.60 and $44.00, the equity value will decrease ratably from $140 million to approximately $126 million. At a Titan share price of less than $39.60, AverStar has the right to terminate the definitive agreement subject to a Titan option to assure a minimum equity value of approximately $126 million. If Titan's share price is between $56.00 and $61.60, the equity value will increase ratably from $140 million to approximately $154 million. At a Titan share price of more than $61.60, Titan has the right to terminate the definitive agreement subject to an AverStar option to agree to receive a maximum equity value of approximately
$154 million. The transaction has been approved by the board of directors of both companies and is subject to regulatory and shareholder approval. The transaction, which is expected to close by the end of June 2000, will be accounted for as a pooling of interests.

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                             FIRST      SECOND     THIRD      FOURTH
1999                                        QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                        --------   --------   --------   --------   ----------
Revenues..................................  $126,213   $140,783   $163,467   $194,340    $624,803
Gross profit..............................    32,467     38,776     41,889     45,742     158,874
Income from continuing operations.........     3,985      5,851      8,080     22,865      40,781
Net income................................     3,985      5,851      8,080     17,265      35,181

Basic earnings per share:
  Income from continuing operations.......  $    .09   $    .13   $    .17   $    .48    $    .91
  Net income..............................       .09        .13        .17        .36         .78
Diluted earnings per share:
  Income from continuing operations.......       .08        .12        .15        .44         .80
  Net income..............................       .08        .12        .15        .33         .69

                             THE TITAN CORPORATION

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA) (CONTINUED)

                                             FIRST      SECOND     THIRD      FOURTH
1998                                        QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                        --------   --------   --------   --------   ----------
Revenues..................................  $ 78,800   $ 93,793   $104,483   $134,104    $411,180
Gross profit..............................    20,202     23,592     27,102     38,396     109,292
Income from continuing operations before
  cumulative effect of change in
  accounting principle....................     1,608      3,816      3,110      3,053      11,587
Net income (loss).........................   (17,695)     4,027     (2,889)     1,226     (15,331)

Basic earnings per share:
  Income from continuing operations.......  $    .04   $    .09   $    .07   $    .07    $    .28
  Net income (loss).......................      (.48)       .10       (.08)       .03        (.41)
Diluted earnings per share:
  Income from continuing operations.......       .04        .08        .07        .07         .27
  Net income (loss).......................      (.46)       .09       (.06)       .03        (.40)

    The above financial information for each quarter reflects all normal and recurring adjustments.

    Income (loss) from continuing operations and net income (loss) include other income of $41.8 million, net of acquisition and integration charges of $12.9 million and a write-off of $3.9 million of capitalized software development costs and a $1.8 million write-off of an uncollected receivable, in the fourth quarter of 1999, and acquisition and other charges of $1,460, $3,093 and $5,338 in the first, third and fourth quarters of 1998, respectively (see Notes 2 and 15).

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

         3.3            Registrant's By-laws, as amended.                                **

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

        10.3            Amendment to Stock Option Plan Of 1994.                          **

        10.4            Stock Option Plan of 1997, which was filed in the Company's      **
                        1997 Definitive Proxy Statement as Appendix A, is
                        incorporated herein by this reference.

        10.5            Amendment to Stock Option Plan of 1997.                          **

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

        10.9            Amendment to The Titan Corporation Supplemental Retirement       **
                        Plan For Key Executives dated February 17, 2000.

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

        10.15           Executive Severance Plan entered into by the Company with        **
                        Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza.

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

        10.21           Stock Purchase Agreement dated as of March 24, 1998 between      **
                        Titan Technologies and Information Systems Corporation,
                        Validity Corporation and the Shareholders of Validity
                        Corporation.

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

        10.23           Agreement and Plan of Merger and Reorganization dated as of      **
                        August 7, 1998 among The Titan Corporation, Merger Sub
                        Acquisition Corp., VisiCom Laboratories, Inc., and Certain
                        Shareholders of VisiCom Laboratories, Inc.

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

        10.25           Agreement and Plan of Merger and Reorganization dated as of      **
                        July 1, 1999 among Titan Technologies and Information
                        Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace
                        Electronics Corporation, and the Designated Stockholders.

        10.26           Limited Liability Company Agreement of Soliance Networks,        **
                        LLC dated as of August 25, 1999 among Sempra Energy
                        Information Solutions, modis, Inc., and Cayenta.com, Inc.

        10.27           Agreement and Plan of Merger, as amended, dated as of            **
                        October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT
                        Acquisition Corporation and Brett Helm and William Strensrud
                        as the representatives of the Escrow Securityholders.

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

        10.29           Stock Exchange and Stock Purchase Agreement dated as of          **
                        December 7, 1999 among Cayenta, Cayenta Operating Company,
                        The Titan Corporation, Assist Cornerstone
                        Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit.
                        Upon request, the Company will furnish supplementally to the
                        Commission a copy of any omitted schedule.

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

        10.32           Loan Facility Agreement dated as of December 10, 1999 among      **
                        Titan Africa, Inc., Office des Postes et Telecommunications
                        of the State of Benin, Banque Belgolaise, Eco Bank Benin,
                        Banque Ouest Africain pour le Developpement, Banque
                        Internationale du Benin, Continental Bank Benin and Bank of
                        Africa Benin.

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

        10.34           Agreement and Plan of Reorganization dated as of                 **
                        January 28, 2000 among The Titan Corporation, MT Acquisition
                        Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and
                        the Principal Shareholder of William C. Lindsey, Inc. We
                        have not filed Schedules and similar attachments to this
                        Exhibit. Upon request, the Company will furnish
                        supplementally to the Commission a copy of any omitted
                        schedule.

        10.35           5 3/4 % Convertible Preferred Securities Remarketable Term       **
                        income Deferrable Equity Securities (High Tides) dated as of
                        February 3, 2000.

        10.36           Senior Secured Credit Agreement, dated as of February 23,        **
                        2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse
                        First Boston, as the Lead Arranger and as the Administrative
                        Agent for the Lenders, First Union Securities, Inc. as
                        Co-Arranger and as Syndication Agent and The Bank of Nova
                        Scotia as the Documentation Agent.

        10.37           Agreement and Plan of Merger dated as of March 10, 2000          **
                        among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the
                        Company will furnish supplementally to the Commission a copy of any omitted schedule.

        13              The Titan Corporation 1999 Annual Report to Shareholders.        **

        21              Subsidiaries of Registrant as of December 31, 1999.              **

        23              Consent of Arthur Andersen LLP, Independent Public
                        Accountants.

        27              Financial Data Schedule for the year ended December 31,         ***
                        1999.

------------------------

* Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

**  Previously filed with the Company's 1999 Annual Report on Form 10-K.

*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE TITAN CORPORATION

                                                       By:               /s/ GENE W. RAY
                                                            -----------------------------------------
                                                                           Gene W. Ray,
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD
May 23, 2000

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

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
                /s/ GENE W. RAY
     --------------------------------------       President, Chief Executive Officer     May 23, 2000
                  Gene W. Ray                       and Chairman of the Board

              /s/ ERIC M. DEMARCO                 Executive Vice President and Chief
     --------------------------------------         Financial Officer (Principal         May 23, 2000
                Eric M. DeMarco                     Financial Officer)

            /s/ DEANNA HOM PETERSEN
     --------------------------------------       Vice President, Corporate Controller   May 23, 2000
              Deanna Hom Petersen                   (Principal Accounting Officer)

     --------------------------------------       Director
                Charles R. Allen

            /s/ JOSEPH F. CALIGIURI
     --------------------------------------       Director                               May 23, 2000
              Joseph F. Caligiuri

               /s/ DANIEL J. FINK
     --------------------------------------       Director                               May 23, 2000
                 Daniel J. Fink

     --------------------------------------       Director
               Robert M. Hanisee

             /s/ ROBERT E. LA BLANC
     --------------------------------------       Director                               May 23, 2000
               Robert E. La Blanc

             /s/ THOMAS G. POWNALL
     --------------------------------------       Director                               May 23, 2000
               Thomas G. Pownall

     --------------------------------------       Director
               George A. Robinson

     --------------------------------------       Director
                   James Roth

                             THE TITAN CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                           (IN THOUSANDS OF DOLLARS)

                                          BALANCE AT     ADDITIONS    CHARGED TO
                                         BEGINNING OF   (CHARGES TO      OTHER                   BALANCE AT
                                             YEAR        EXPENSE)     ACCOUNTS(A)   DEDUCTIONS   END OF YEAR
                                         ------------   -----------   -----------   ----------   -----------
1999:
  Accrued merger and integration
    costs..............................     $3,035         $9,288           --        $6,443       $5,880
  Allowance for doubtful accounts......      1,388          3,191(c)        --         2,850        1,729

1998:
  Accrued merger and integration
    costs..............................         --          5,038           --         2,003        3,035
  Allowance for doubtful accounts......        718             --        1,917         1,247(b)     1,388

1997:
  Accrued merger and integration
    costs..............................         --             --           --            --           --
  Allowance for doubtful accounts......        481            297           --            60          718

------------------------

(a) Represents amounts that were charged to the allowance for doubtful accounts as a result of purchase accounting and the allocation of the purchase price to the acquired assets and liabilities at their fair values.

(b) Includes $267 reclassed to unbilled accounts receivable.

(c) Includes $279 added through acquisitions.

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

        10.3            Amendment to Stock Option Plan Of 1994.                          **

        10.4            Stock Option Plan of 1997, which was filed in the Company's      **
                        1997 Definitive Proxy Statement as Appendix A, is
                        incorporated herein by this reference.

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

        10.9            Amendment to The Titan Corporation Supplemental Retirement       **
                        Plan For Key Executives dated February 17, 2000.

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

        10.15           Executive Severance Plan entered into by the Company with        **
                        Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza.

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

        10.21           Stock Purchase Agreement dated as of March 24, 1998 between      **
                        Titan Technologies and Information Systems Corporation,
                        Validity Corporation and the Shareholders of Validity
                        Corporation.

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

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.23           Agreement and Plan of Merger and Reorganization dated as of      **
                        August 7, 1998 among The Titan Corporation, Merger Sub
                        Acquisition Corp., VisiCom Laboratories, Inc., and Certain
                        Shareholders of VisiCom Laboratories, Inc.

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

        10.25           Agreement and Plan of Merger and Reorganization dated as of      **
                        July 1, 1999 among Titan Technologies and Information
                        Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace
                        Electronics Corporation, and the Designated Stockholders.

        10.26           Limited Liability Company Agreement of Soliance Networks,        **
                        LLC dated as of August 25, 1999 among Sempra Energy
                        Information Solutions, modis, Inc., and Cayenta.com, Inc.

        10.27           Agreement and Plan of Merger, as amended, dated as of            **
                        October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT
                        Acquisition Corporation and Brett Helm and William Strensrud
                        as the representatives of the Escrow Securityholders.

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

        10.29           Stock Exchange and Stock Purchase Agreement dated as of          **
                        December 7, 1999 among Cayenta, Cayenta Operating Company,
                        The Titan Corporation, Assist Cornerstone
                        Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit.
                        Upon request, the Company will furnish supplementally to the
                        Commission a copy of any omitted schedule.

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

        10.32           Loan Facility Agreement dated as of December 10, 1999 among      **
                        Titan Africa, Inc., Office des Postes et Telecommunications
                        of the State of Benin, Banque Belgolaise, Eco Bank Benin,
                        Banque Ouest Africain pour le Developpement, Banque
                        Internationale du Benin, Continental Bank Benin and Bank of
                        Africa Benin.

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

       EXHIBIT                                                                          PAGE
         NO.            DESCRIPTION                                                     NO.
---------------------   -----------                                                   --------
        10.34           Agreement and Plan of Reorganization dated as of                 **
                        January 28, 2000 among The Titan Corporation, MT Acquisition
                        Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and
                        the Principal Shareholder of William C. Lindsey, Inc. We
                        have not filed Schedules and similar attachments to this
                        Exhibit. Upon request, the Company will furnish
                        supplementally to the Commission a copy of any omitted
                        schedule.

        10.35           5 3/4 % Convertible Preferred Securities Remarketable Term       **
                        income Deferrable Equity Securities (High Tides) dated as of
                        February 3, 2000.

        10.36           Senior Secured Credit Agreement, dated as of February 23,        **
                        2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse
                        First Boston, as the Lead Arranger and as the Administrative
                        Agent for the Lenders, First Union Securities, Inc. as
                        Co-Arranger and as Syndication Agent and The Bank of Nova
                        Scotia as the Documentation Agent.

        10.37           Agreement and Plan of Merger dated as of March 10, 2000          **
                        among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the
                        Company will furnish supplementally to the Commission a copy of any omitted schedule.

        13              The Titan Corporation 1999 Annual Report to Shareholders.        **

        21              Subsidiaries of Registrant as of December 31, 1999.              **

        23              Consent of Arthur Andersen LLP, Independent Public
                        Accountants.

        27              Financial Data Schedule for the year ended December 31,         ***
                        1999.

------------------------

* Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

**  Previously filed with the Company's 1999 Annual Report on Form 10-K.

*** Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.