Form 10-Q
period 2000-06-30
TITAN CORP
filed 2000-08-14
CIK 32258

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of registrant's common stock outstanding at August 10, 2000, was 53,741,222.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues............................................  $255,197   $191,446   $476,863   $354,005
                                                      --------   --------   --------   --------
Costs and expenses:
  Cost of revenues..................................   191,333    141,909    359,187    264,496
  Selling, general and administrative expense.......    47,377     32,674     91,932     60,546
  Research and development expense..................     3,077      2,252      5,324      3,726
  Acquisition related charges and other.............    20,924         --     38,994         --
                                                      --------   --------   --------   --------
    Total costs and expenses........................   262,711    176,835    495,437    328,768
                                                      --------   --------   --------   --------
Operating profit (loss).............................    (7,514)    14,611    (18,574)    25,237
Interest expense....................................    (9,583)    (4,710)   (16,998)    (7,980)
Interest income.....................................     1,045        102      1,972        176
                                                      --------   --------   --------   --------
Income (loss) before income taxes, minority
  interest,
  extraordinary loss and foreign currency gain......   (16,052)    10,003    (33,600)    17,433
Income tax provision (benefit)......................    (4,013)     3,441     (8,400)     6,094
                                                      --------   --------   --------   --------
Income (loss) before minority interest,
  extraordinary loss and foreign currency gain......   (12,039)     6,562    (25,200)    11,339
Minority interest...................................       837         --      2,215         --
Extraordinary loss from early extinguishments of
  debt, net of taxes................................    (1,290)        --     (4,744)        --
Foreign currency gain...............................         7         --          7         --
                                                      --------   --------   --------   --------
Net income (loss)...................................   (12,485)     6,562    (27,722)    11,339
Dividend requirements on preferred stock............      (173)      (173)      (347)      (347)
                                                      --------   --------   --------   --------
Net income (loss) applicable to common stock........  $(12,658)  $  6,389   $(28,069)  $ 10,992
                                                      ========   ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $  (0.22)  $   0.14   $  (0.45)  $   0.25
  Extraordinary loss from early extinguishments of
    debt, net of taxes..............................     (0.02)        --      (0.09)        --
                                                      --------   --------   --------   --------
  Net income (loss).................................  $  (0.24)  $   0.14   $  (0.54)  $   0.25
                                                      ========   ========   ========   ========
  Weighted average shares...........................    52,624     45,299     52,536     44,589
                                                      ========   ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $  (0.22)  $   0.12   $  (0.45)  $   0.22
  Extraordinary loss from early extinguishments of
    debt, net of taxes..............................     (0.02)        --      (0.09)        --
                                                      --------   --------   --------   --------
  Net income (loss).................................  $  (0.24)  $   0.12   $  (0.54)  $   0.22
                                                      ========   ========   ========   ========
  Weighted average shares...........................    52,624     53,765     52,536     53,402
                                                      ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 81,992     $ 13,469
  Accounts receivable--net..................................   315,460      266,988
  Inventories...............................................    20,671       15,640
  Prepaid expenses and other................................    19,896       12,224
  Deferred income taxes.....................................    25,769       13,361
                                                              --------     --------
    Total current assets....................................   463,788      321,682
Property and equipment--net.................................    67,494       47,556
Goodwill--net...............................................   320,961      240,106
Other assets................................................    54,122       24,757
Net assets of discontinued operations.......................       443          557
                                                              --------     --------
    Total assets............................................  $906,808     $634,658
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $  2,500     $ 18,635
  Accounts payable..........................................    67,098       52,402
  Acquisition debt..........................................     4,000        4,800
  Current portion of long-term debt.........................     1,334        6,491
  Accrued compensation and benefits.........................    47,826       39,401
  Other accrued liabilities.................................    66,606       61,592
  Income taxes payable......................................        --        9,857
  Net liabilities of discontinued operations................     3,488        7,142
                                                              --------     --------
    Total current liabilities...............................   192,852      200,320
                                                              --------     --------
Lines of credit.............................................   246,875      215,987
Other long-term debt........................................    20,750       14,802
Other non-current liabilities...............................    38,061       31,851
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are
  senior subordinated debentures of Titan...................   250,000           --
Minority interests..........................................    12,354        5,350
Stockholders' Equity:
  Preferred stock: $1 par value, authorized 5,000,000
    shares:
    Cumulative convertible, $13,897 liquidation preference:
    690,000 and 694,850
      shares issued and outstanding.........................       690          695
    Series A junior participating: authorized 250,000
      shares:
      None issued...........................................        --           --
  Common stock: $.01 par value, authorized 200,000,000
    shares, issued and outstanding: 53,730,111 and
    52,456,641..............................................       537          525
  Capital in excess of par value............................   170,057      163,252
  Deferred compensation.....................................    (2,100)        (738)
  Retained earnings (deficit)...............................   (21,434)       5,283
  Foreign currency translation adjustment...................       (40)         (33)
  Treasury stock (981,115 and 966,398 shares), at cost......    (1,794)      (2,636)
                                                              --------     --------
    Total stockholders' equity..............................   145,916      166,348
                                                              --------     --------
    Total liabilities and stockholders' equity..............  $906,808     $634,658
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

s

                       THE TITAN CORPORATION CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (27,722)  $ 11,339
Adjustments to reconcile net income (loss) to net cash used
  for operating activities, net of effects of businesses
  acquired:
  Depreciation and amortization.............................     21,139      8,971
  Deferred income taxes and other...........................     (7,090)     3,024
  Pooling of interests......................................      1,352         --
  Minority interests........................................     (2,215)        --
  Deferred compensation.....................................        524         --
  Changes in operating assets and liabilities, net of the
    effects of businesses acquired:
    Accounts receivable.....................................    (27,647)   (33,637)
    Inventories.............................................     (3,677)    (2,166)
    Prepaid expenses and other assets.......................     (9,133)    (7,345)
    Accounts payable........................................      9,407     (5,231)
    Accrued compensation and benefits.......................      5,057      3,055
    Income taxes payable....................................    (11,046)     1,652
    Other liabilities.......................................     (6,667)     3,334
                                                              ---------   --------
Net cash used for continuing operations.....................    (57,718)   (17,004)
                                                              ---------   --------
Changes in net assets and liabilities of discontinued
  operations................................................     (3,540)    (4,920)
                                                              ---------   --------
Net cash used for discontinued operations...................     (3,540)    (4,920)
                                                              ---------   --------
Net cash used for operating activities......................    (61,258)   (21,924)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (24,811)    (5,154)
Acquisition of businesses and other equity interests, net of
  cash acquired.............................................   (104,950)   (58,989)
Other.......................................................       (956)       524
                                                              ---------   --------
Net cash used for investing activities......................   (130,717)   (63,619)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of redeemable convertible preferred securities.....    250,000         --
Additions to debt...........................................    121,779    110,098
Retirements of debt.........................................   (106,235)   (38,774)
Contribution from minority interest of consolidated
  subsidiary................................................      6,373         --
Deferred financing costs....................................    (19,823)        --
Extraordinary loss on retirements of debt...................      4,744         --
Dividends paid..............................................       (347)      (347)
Proceeds from stock issuances...............................      3,698      1,447
Purchase of stock...........................................       (173)      (286)
Other.......................................................        489        (21)
                                                              ---------   --------
Net cash provided by financing activities...................    260,505     72,117
                                                              ---------   --------
Effect of exchange rate changes on cash.....................         (7)        --
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........     68,523    (13,426)
Cash and cash equivalents at beginning of period............     13,469     11,411
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  81,992   $ (2,015)
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                                CUMULATIVE
                                CUMULATIVE                CAPITAL                                 FOREIGN
                                CONVERTIBLE              IN EXCESS                  RETAINED     CURRENCY
                                 PREFERRED     COMMON     OF PAR       DEFERRED     EARNINGS    TRANSLATION   TREASURY
                                   STOCK       STOCK       VALUE     COMPENSATION   (DEFICIT)   ADJUSTMENT     STOCK      TOTAL
                                -----------   --------   ---------   ------------   ---------   -----------   --------   --------
SIX MONTHS ENDED JUNE 30,
  2000:
Balances at December 31,
  1999........................     $695         $525     $163,252      $  (738)     $  5,283       $(33)      $(2,636)   $166,348
  Pooling adjustment..........                                                         1,352                                1,352
  Exercise of stock options
    and other.................                    12        2,066                                                           2,078
  Proceeds from stock
    issuances.................                              1,820                                                           1,820
  Issuance of stock for equity
    interest..................                                900                                                             900
  Deferred compensation,
    related to the issuance of
    stock options.............                              1,833       (1,886)                                               (53)
  Amortization of deferred
    compensation..............                                             524                                                524
  Purchase of treasury
    stock.....................                               (173)                                                           (173)
  Shares contributed to
    employee benefit plans....                                (78)                                                842         764
  Foreign currency translation
    adjustment................                                                                       (7)                       (7)
  Conversion of preferred
    stock.....................       (5)                        5                                                              --
  Income tax benefit from
    employee stock
    transactions..............                                432                                                             432
  Dividends on preferred
    stock--Cumulative
    convertible, $.50 per
    share.....................                                                          (347)                                (347)
  Net loss....................                                                       (27,722)                             (27,722)
                                   ----         ----     --------      -------      --------       ----       -------    --------
Balances at June 30, 2000.....     $690         $537     $170,057      $(2,100)     $(21,434)      $(40)      $(1,794)   $145,916
                                   ====         ====     ========      =======      ========       ====       =======    ========
SIX MONTHS ENDED JUNE 30,
  1999:
Balances at December 31,
  1998........................     $695         $435     $131,664      $    --      $(31,775)      $ --       $(2,579)   $ 98,440
  Conversion of subordinated
    debentures................                    34       11,788                                                          11,822
  Exercise of stock options
    and other.................                     5        1,466                                                 (21)      1,450
  Sale of treasury stock......                                643                                                             643
  Purchase of treasury
    stock.....................                               (286)                                                           (286)
  Income tax benefit from
    employee stock
    transaction...............                                106                                                             106
  Divestiture of discontinued
    operations................                                565                                                             565
  Dividends on preferred
    stock--Cumulative
    convertible, $.50 per
    share.....................                                                          (347)                                (347)
  Net income..................                                                        11,339                               11,339
                                   ----         ----     --------      -------      --------       ----       -------    --------
Balances at June 30, 1999.....     $695         $474     $145,946      $    --      $(20,783)      $ --       $(2,600)   $123,732
                                   ====         ====     ========      =======      ========       ====       =======    ========

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (1) BASIS OF FINANCIAL STATEMENT PREPARATION

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or "the Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 1999. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as poolings of interests the acquisitions of Advanced Communication Systems, Inc. ("ACS") and AverStar, Inc. ("AverStar"), in the first and second quarter of 2000, respectively (See Note 2).

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

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS

    On June 28, 2000, the Company's second-tier holding company, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, completed the acquisition of a majority interest (80%) of Ivoire Telecom S.A. Holding ("Ivoire Telecom"), and through such interest acquired a controlling (minimum of 50.1%) equity interest in each of the principal subsidiaries owned by Ivoire Telecom. The purchase consideration consisted of $5.0 million in cash subject to certain indemnification obligations, less $2.7 million to be placed in escrow. The escrow is due approximately 180 days from the closing date. In addition, Titan has committed to fund, up to a maximum of $25 million, for equipment financing to build out the Ivoire Telecom network, subject to Titan's approval of each equipment financing requirement. At August 10, 2000, approximately $1.8 million has been advanced for such expenditures.

    On June 26, 2000, the Company acquired AverStar, Inc. ("AverStar"), a government information technology services company, in a stock-for-stock transaction. AverStar's operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, subject to a holdback of 180,000 shares held in escrow to cover certain indemnification obligations, and assumed AverStar stock options representing approximately 551,000 shares of Titan common stock, based on an exchange ratio of approximately .41415 shares of Titan common stock for each share of AverStar common stock. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Acquisition related charges of $11.7 million in the quarter ended June 30, 2000, include direct transaction costs of approximately $5.9 million related to the consummation of the AverStar acquisition, which are comprised of accounting, legal, investment banking, financial printing, and other direct costs. Also included in these acquisition costs are employee termination and retention costs of approximately $5.5 million, and costs to eliminate duplicate facilities and assets of approximately $.3 million.

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS (CONTINUED)
    In June 2000, Titan's wholly owned subsidiary, SureBeam Corporation, entered into an agreement with Texas A&M University and the Texas Agricultural Experiment Station (collectively, the "University System"), whereby SureBeam agreed to provide three electronic food pasteurization systems pursuant to a no-cost 10-year lease with title passing to the University System at the end of the 10-year term. Under the agreement, SureBeam may retain the University System to conduct certain research and development activities. This transaction has been accounted for in accordance with APB No. 29, "Accounting For Nonmonetary Transactions." Nonmonetary sales on a percentage-of-completion basis have been recorded at the fair market value of the electronic food pasteurization systems. A long-term asset has been recorded in a similar amount and will be recognized as an expense over a term not to exceed the term of the lease.

    On June 7, 2000, the Company completed the acquisition of all of the stock of SenCom Corporation, ("SenCom") for a purchase price of approximately
$35 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $5.0 million holdback, and less a $1.3 million retention bonus pool to be paid one year from the closing date. Of the $5.0 million holdback, $3 million is due approximately 90 days after the closing date, and the remaining $2 million holdback is due 18 months from the closing date, and accrues interest at 7% per annum. SenCom is an information technology services company and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, SenCom's results of operations have been consolidated with the Company's results of operations since June 8, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $28.1 million at June 30, 2000.

    In May 2000, the Company's wholly owned subsidiary, SureBeam Corporation, received purchase orders from Tech Ion Brasil S.A. for eleven electronic food processing systems. Also in May 2000, SureBeam and Tech Ion Industrial Brazil S.A., jointly established SureBeam Brasil Ltda. SureBeam acquired a 19.9% equity interest in SureBeam Brasil without charge at the time of signing of the agreement to establish SureBeam Brasil Ltda. SureBeam has the right, exercisable at any time within 20 years of the formation of the strategic alliance to acquire up to 50% of the total equity interest in SureBeam Brasil for no charge. SureBeam Brasil Ltda. will provide, among other things, food pasteurization services through multiple planned food pasteurization facilities to various food companies in Brazil. The agreement further provides that SureBeam or another Titan affiliate will provide a $5.0 million working capital line of credit to Tech Ion, and advances will bear interest at 10% and are secured by the stock and assets of Tech Ion. As of June 30, 2000, there was $.2 million outstanding under this line of credit.

    On May 1, 2000, Titan's wholly owned subsidiary, SureBeam Corporation, entered into a non-compete agreement with Applied Power Associates, Inc. ("APA") for $5 million in cash and a warrant to acquire 372,671 shares of SureBeam common stock at an exercise price of $.1438 per share. The warrant expires on the earliest of: (a) May 1, 2003; (b) SureBeam's initial public offering or
(c) the date SureBeam is sold. The consideration of approximately $5.2 million, which includes $0.2 million related to the fair market value of the warrant, is being amortized on a straight line basis over two years, the term of the non-compete agreement included as part of this transaction.

    On March 30, 2000, the Company completed the acquisition of all of the stock of LinCom Corporation ("LinCom"), for a purchase price of approximately
$23 million in cash, subject to certain post-closing

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS (CONTINUED) adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback was due approximately
60 days after the closing date, and approximately $978,000 was paid in the fulfillment of the Company's obligations, and the $2 million note is due one year after the closing date and accrues interest at 7%. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The operations of LinCom are primarily reported in the Titan Systems segment. The commercial applications within LinCom are reported in the Emerging Technologies and Businesses segment. The transaction was accounted for as a purchase, and accordingly, LinCom's results of operations have been consolidated with the Company's results of operations since March 31, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $19.9 million at June 30, 2000.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering ("Pulse") for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment. The holdback is due approximately 90 days from the closing date and the deferred payment is due one year from the closing date. Pulse provides highly specialized security and signal intelligence systems and services to the intelligence community and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, Pulse's results of operations have been consolidated with the Company's results of operations since March 25, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $23.4 million at June 30, 2000. In connection with the determination of the fair value of assets acquired in the quarter ended June 30, 2000, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $684. This adjustment has been relfected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $293 as a reduction of costs in the second quarter of 2000, with the remaining $391 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2004.

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS (CONTINUED)
    Unaudited pro forma data giving effect to the purchase of LinCom, Pulse and SenCom as if they had been acquired at the beginning of 1999 are shown below.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues............................................  $276,375   $210,433   $511,193   $391,072
Income (loss) before extraordinary loss.............   (10,800)     5,278    (22,949)    11,607
Net income (loss)...................................   (12,090)     5,278    (27,693)    11,607
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $  (0.21)  $   0.11   $  (0.45)  $   0.25
  Net income (loss).................................     (0.23)      0.11      (0.54)      0.25
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...........     (0.21)      0.10      (0.45)      0.22
  Net income (loss).................................     (0.23)      0.10      (0.54)      0.22

    On February 25, 2000, the Company acquired Advanced Communication
Systems, Inc. ("ACS"), a government information technology services company, in a stock-for-stock transaction. ACS' operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS common stock and assumed ACS stock options representing approximately 263,000 shares of Titan common stock, based on an exchange ratio of approximately .57 shares of Titan common stock for each share of ACS common stock. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Acquisition related charges of $18.1 million in the quarter ended March 31, 2000 and six months ended June 30, 2000, include direct transaction costs of approximately $9.3 million related to the consummation of the ACS acquisition, which are comprised of accounting, legal, investment banking, financial printing, and other direct costs. Also included in these acquisition costs are employee termination a nd retention costs of approximately $2.1 million, costs to eliminate duplicate facilities and assets of approximately $1.2 million and a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the acquisition by Titan, which impacted the recoverability of certain contract costs. Additional acquisition related expenses related to the ACS acquisition of $7.3 million in the quarter ended June 30, 2000 include employee termination and retention costs of $1.0 million, $1.3 million of costs to eliminate duplicate facilities and assets and a valuation allowance of $5.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as it relates to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

    Effective January 1, 2000, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. The 1999 financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if the merger had occurred at the beginning of the periods presented. A pooling of interests adjustment has been made in the consolidated statement of

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS (CONTINUED) cash flows and consolidated statement of stockholders' equity for the six months ended June 30, 2000, to reflect the activity for ACS in the quarter ended December 31, 1999, as reported in ACS Form 10-Q for the fiscal quarter ended December 31, 1999. ACS' revenues and net income for the quarter ended
December 31, 1999 were $46,255 and $1,352 respectively. The separate and combined results of Titan, ACS and AverStar are as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 2000       JUNE 30, 2000
                                                              ------------------   ----------------
Revenues:
  Titan.....................................................       $156,913            $288,089
  ACS.......................................................         50,348              94,671
  AverStar..................................................         47,936              94,103
                                                                   --------            --------
  Combined..................................................       $255,197            $476,863
                                                                   ========            ========

Extraordinary loss:
  Titan.....................................................       $     --            $ (3,170)
  ACS.......................................................             --                (284)
  AverStar..................................................         (1,290)             (1,290)
                                                                   --------            --------
  Combined..................................................       $ (1,290)           $ (4,744)
                                                                   ========            ========

Net income (loss):
  Titan.....................................................       $    669            $ (2,676)
  ACS.......................................................          1,912               3,549
  AverStar..................................................            627                 651
  Acquisition expenses, net of taxes........................        (15,693)            (29,246)
                                                                   --------            --------
                                                                   $(12,485)           $(27,722)
                                                                   ========            ========

    The separate net income results of ACS and AverStar prior to the date of the consummation of the mergers reflect interest expense charges incurred on each of ACS' and AverStar's outstanding debt balances. As Titan repaid these outstanding balances at the close of the mergers, interest expense has not been presented on a stand-alone ACS and AverStar basis in the period following the close of the mergers.

    In November 1999, Titan's wholly owned subsidiary, SureBeam Corporation, entered into an agreement with Hawaii Pride LLC ("Hawaii Pride"), whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. Prior to Hawaii Pride obtaining third party financing, SureBeam advanced $3.4 million to Hawaii Pride, which has been reflected as an other long-term asset in the accompanying balance sheets. SureBeam can convert $1.0 million of the amount advanced into 19.9% of the common stock of Hawaii Pride. If SureBeam converts the remaining balance of the advance, it can increase its ownership of Hawaii Pride to 51%. In
June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its loan obligations, or fails to comply with USDA requirements, SureBeam has the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Titan has agreed that upon

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS, STRATEGIC ALLIANCES AND INVESTMENTS (CONTINUED) SureBeam's acquisition of any equity interest in Hawaii Pride, it will guarantee a percentage amount of the USDA loan equal to the percentage of SureBeam's equity interest in Hawaii Pride.

    In January 1999, the Company invested approximately $.5 million for a 19.9% ownership interest in a joint venture with Sakon. Titan consolidates the operating results of Sakon in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan has the option to increase its ownership interest to 49.9%. In July 2000, Titan loaned Sakon $15 million pursuant to a promissory note agreement with Sakon under which Titan may elect, at any time prior to October 1, 2000, to convert amounts owed under the promissory note plus additional consideration into additional equity interest of 30.0% of Sakon pursuant to its option (See Note
7). Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon, for which the profits and losses will be allocated according to the percentage of equity ownership in the joint venture agreement.

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of approximately $3.6 million of legal costs and approximately $9.3 million of integration and restructuring expenses. Unpaid amounts of $5,880 in Other current liabilities at December 31, 1999 were primarily termination and other integration costs. Charges against this accrual in the first and second quarters of 2000 were approximately $410 and 200, respectively for termination costs related to six employees and approximately $1,280 and $170, respectively for other integration and legal costs.

    In January 2000, the Company committed to an investment of $1 million in a private limited partnership operating as a Small Business Investment Company. The CEO of Titan is on the partnership's executive advisory board. The investment is to be made over the next five years, with no more than 40% of the total commitment contributed during any twelve month period. The investment of $.27 million at June 30, 2000 is included in other assets.

NOTE (3) DISCONTINUED OPERATIONS

    In December 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control business and broadband communications businesses respectively; accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $3.5 million at June 30, 2000 consist primarily of accrued liabilities of approximately $7.6 million net of approximately
$4.1 million of current assets (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $1.7 million and $3.5 million were made against the accrued liabilities in the three and six months ended June 30, 2000, respectively. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

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

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The new credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries. The $425 million facility is comprised of a seven-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two six-year senior secured term loan facilities in an aggregate principal amount of

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (4) DEBT (CONTINUED)
$250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. Cayenta and its subsidiaries are no longer guarantors under the new credit facility, and their assets shall no longer be collateral for the new bank syndicate if Cayenta completes its proposed initial public offering (See
Note 5).

    At June 30, 2000, total borrowings outstanding were $249.4 million on the term loan at a weighted average interest rate of 9.77%. Commitments under letters of credit, were $2.7 million at June 30, 2000, $1.9 million of which reduces availability of the working capital line. Of the total borrowings, $2.5 million was short-term. At June 30, 2000, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5) OTHER FINANCIAL INFORMATION

    In the first quarter of 2000, the Company changed the name of its electronic food pasteurization and medical products sterilization segment to SureBeam.

    The Software Systems segment contains the Company's majority owned subsidiary, Cayenta, Inc. ("Cayenta"). In December 1999, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission ("SEC") for an initial public offering. The Company controls approximately 97% of the voting power of Cayenta through its ownership of 10 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. Cayenta has filed a registration statement on Form S-1 for an initial public offering of an as yet undetermined number of shares of its Class A common stock. If the proposed offering is completed, the 2,345,000 outstanding shares of Series A preferred stock of Cayenta will convert into Class A common stock of Cayenta. The Company cannot be certain that Cayenta will be able to complete its offering. Approximately $1.9 million in costs related to this offering were included in the acquisition related charges and other in the quarter ended June 30, 2000.

    On March 30, 2000, Cayenta executed a Stock Purchase Agreement with Penton Media ("Penton") whereby Penton purchased 250,000 shares of Class A common stock for $6.4 million. In addition, Penton agreed to provide up to $2 million in marketing services to Cayenta.

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED)

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

    The following tables summarize revenues and operating profit (loss) by operating segment for the three and six month periods ended June 30, 2000 and 1999.

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
Revenues:
  Titan Systems..........................................  $196,804   $167,099   $371,324   $308,107
  Titan Software Systems.................................    19,077     10,466     34,977     18,860
  SureBeam...............................................     7,028      2,948     13,091      6,710
  Titan Wireless.........................................    18,988      2,559     35,612      4,876
  Emerging Technologies and Businesses...................    13,300      8,374     21,859     15,452
                                                           --------   --------   --------   --------
                                                           $255,197   $191,446   $476,863   $354,005
                                                           ========   ========   ========   ========
Operating Profit (Loss):
  Titan Systems..........................................  $ (3,679)  $ 13,471   $ (9,885)  $ 23,995
  Titan Software Systems.................................    (5,096)     2,071    (11,408)     3,501
  SureBeam...............................................       666        648      1,520        989
  Titan Wireless.........................................     3,086       (191)     5,626       (394)
  Emerging Technologies and Businesses...................       521        514      1,262      1,214
                                                           --------   --------   --------   --------
Segment operating profit (loss) before Corporate.........    (4,502)    16,513    (12,885)    29,305
Corporate................................................    (3,012)    (1,902)    (5,689)    (4,068)
                                                           --------   --------   --------   --------
                                                           $ (7,514)  $ 14,611   $(18,574)  $ 25,237
                                                           ========   ========   ========   ========

    The operating loss of the Titan Systems segment for the three and six month periods ended June 30, 2000 includes $19,050 and $37,120, respectively, of acquisition related charges primarily representing costs and expenses of the ACS and AverStar acquisitions. In the Titan Systems segment in the quarter and six months ended June 30, 2000, $543 and $946, respectively, of deferred profit was recognized associated with two acquisitions in 1999 and one acquisition in 2000. The operating loss of Titan Software Systems for the quarter and six months ended June 30, 2000, includes $1,874 of charges representing costs and expenses of the Cayenta registration statement.

    During the quarter and six months ended June 30, 2000, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 2000, which are reflected

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED) in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

                                          THREE MONTHS ENDED JUNE 30, 2000          THREE MONTHS ENDED JUNE 30, 1999
                                       ---------------------------------------   ---------------------------------------
                                                        SHARES                                    SHARES
                                         INCOME         (000'S)      PER SHARE     INCOME         (000'S)      PER SHARE
                                       (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                       -----------   -------------   ---------   -----------   -------------   ---------
Income (loss) before extraordinary
  item...............................   $(11,195)                                  $6,562
Less preferred stock dividends.......       (173)                                    (173)
Effect of minority interests.........        (53)                                      --
                                        --------                                   ------

Basic EPS:
  Income (loss) before extraordinary
    item available to common
    stockholders.....................    (11,421)       52,624        $(0.22)       6,389         45,299        $ 0.14
Effect of dilutive securities:
  Stock options......................         --            --            --           --          2,080         (0.01)
  Debentures.........................         --            --            --          326          6,386         (0.01)
                                        --------        ------        ------       ------         ------        ------
Diluted EPS:
  Income (loss) before extraordinary
    item available to common
    stockholders plus assumed
    conversions......................   $(11,421)       52,624        $(0.22)      $6,715         53,765        $ 0.12
                                        ========        ======        ======       ======         ======        ======

                                           SIX MONTHS ENDED JUNE 30, 2000            SIX MONTHS ENDED JUNE 30, 1999
                                       ---------------------------------------   ---------------------------------------
                                                        SHARES                                    SHARES
                                         INCOME         (000'S)      PER SHARE     INCOME         (000'S)      PER SHARE
                                       (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                       -----------   -------------   ---------   -----------   -------------   ---------
Income (loss) before extraordinary
  item...............................   $(22,978)                                  $11,339
Less preferred stock dividends.......       (347)                                     (347)
Effect of minority interests.........       (493)                                       --
                                        --------                                   -------

Basic EPS:
  Income (loss) before extraordinary
    item available to common
    stockholders.....................    (23,818)       52,536        $(0.45)       10,992        44,589        $ 0.25
Effect of dilutive securities:
  Stock options......................         --            --            --            --         1,842         (0.01)
  Debentures.........................         --            --            --           741         6,971         (0.02)
                                        --------        ------        ------       -------        ------        ------
Diluted EPS:
  Income (loss) before extraordinary
    item available to common
    stockholders plus assumed
    conversions......................   $(23,818)       52,536        $(0.45)      $11,733        53,402        $ 0.22
                                        ========        ======        ======       =======        ======        ======

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED)
    In the three and six months ended June 30, 2000, resepectively, options to purchase approximately 3,508,400 and 3,602,700 shares of common stock at prices ranging from $0.40 to $36.00 and $0.40 to $40.00 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss before extraordinary item. Similarly, approximately 2,771,000 shares from the potential conversion of convertible securities were not included in the computation. In the three months and six months ended June 30, 1999, respectively, options to purchase approximately 1,060,500 and 329,400 shares of common stock at prices ranging from $5.63 to $9.50 and $6.25 to $9.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. In 2000 and 1999, respectively, approximately 462,000 and 463,000 shares of common stock that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Inventories:
  Materials...........................................  $ 7,750       $ 7,725
  Work-in-process.....................................    9,766         4,357
  Finished goods......................................    3,155         3,558
                                                        -------       -------
                                                        $20,671       $15,640
                                                        =======       =======

    Supplemental disclosure of cash payments is as follows:

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                        -----------------------   -----------------------
                                          2000           1999       2000           1999
                                        --------       --------   --------       --------
Interest..............................   $8,888         $4,228    $12,619         $7,102
Income taxes..........................    1,823            575    $10,874         $1,298

NOTE (6) RELATED PARTY TRANSACTION

    In the first quarter of 1999, in order to strengthen the commitment to the Company of the Company's President and Chief Executive Officer and to provide an additional incentive to continue in its employ, the Company made a $500 loan, at 6.94% annual interest rate, to Dr. Ray pursuant to a promissory note and loan agreement, the terms of which provide that the note shall be forgiven on the first anniversary of it being made unless Dr. Ray has previously resigned from the employ of the Company or been terminated for cause. The loan is being charged to expense ratably over the one-year period, and the balance included in prepaid expenses and other at June 30, 2000 is $333.

                             THE TITAN CORPORATION

                                 JUNE 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (7) SUBSEQUENT EVENTS

    In July 2000, the Company loaned Sakon LLC $15 million pursuant to a promissory note agreement with Sakon, which is due on October 1, 2000, and bears interest at 6.53% per annum. Titan may elect, at any time prior to October 1, 2000, to convert the amounts due under the promissory note plus additional consideration, into additional equity interest of 30.0% of Sakon L.L.C., pursuant to its option to increase its ownership from 19.9% to 49.9%.

    On August 14, 2000, the Company's wholly owned subsidiary, SureBeam, filed a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of 6.7 million shares of Class A common stock of SureBeam Corporation. SureBeam Corporation was formed in August 2000, at which time Titan contributed the assets, liabilities and operations related to its electronic food pasteurization business.

NOTE (8) COMMITMENTS AND CONTINGENCIES

    On January 6, 2000, Ion Beam Applications s.a. ("IBA"), a Belgian corporation, and certain of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against Titan relating to its patent for its SureBeam technology. The action attacks the validity of the Company's principal patent, seeks a declaration that IBA and its customers have not infringed any of the 62 claims in our patent, and alleges that the Company has engaged in unfair competition and that its conduct constitutes patent misuse. The Company intends to vigorously defend its patent position. However, a finding in favor of IBA in this action could materially adversely affect the Company's business.

    On August 7, 2000, the former Chief Executive Officer and President of SureBeam Corporation, filed an action for declaratory relief in a California state court relating to his stock option agreement with the Company. The action alleges, among other things, that the Company has breached his employment and stock option agreements in connection with the repurchase price of his options upon termination of his services to the Company. The Company intends to vigorously defend against this action.

                             THE TITAN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

REVENUES

    CONSOLIDATED. Our consolidated revenues increased from $191.4 million in the second quarter of 1999 to $255.2 million in the second quarter of 2000 and from $354.0 million for the six months ended June 30, 1999 to $476.9 million for the six months ended June 30, 2000. Increased revenues were reported across all business units in the second quarter and six months ended June 30, 2000, with the most notable increases in our Titan Wireless segment, our SureBeam segment and our Software Systems segment (which includes Cayenta), with revenue increases of 642%, 138% and 82%, respectively, in the second quarter of 2000 compared to the second quarter of 1999. Revenue growth in the second quarter of 2000 was primarily attributable to the impact of the acquisitions of System Resources Corporation ("SRC"), Atlantic Aerospace Electronics Corporation ("AAEC") made in 1999 and the acquisitions of LinCom Corporation ("LinCom"), Pulse Engineering ("Pulse"), and SenCom Corporation ("SenCom") made in 2000 in our Titan Systems segment, and the acquisitions of JB Systems, Inc. (d.b.a. "Mainsaver"), Assist Cornerstone Technologies, Inc. ("Assist"), and SFG Technologies Inc. ("SFG") made in 1999 in our Cayenta subsidiary, and shipments of hardware to Benin, Africa in our Titan Wireless segment.

Three Months Ended June 30, 2000:

    TITAN SYSTEMS. Titan Systems' revenues increased from $167.1 million in the second quarter of 1999 to $196.8 million in the second quarter of 2000, primarily reflecting the impact of the acquisitions of SRC, AAEC, LinCom, Pulse, and SenCom contributing an aggregate of approximately $29.5 million, and to a lesser degree, due to increased production of Titan Systems' manpacks and increased demand for signal processing antennas. These increases were offset by a reduction of revenues from AverStar's Year 2000 business and a contract completed by ACS, aggregating approximately $16.8 million, both of which occurred in late 1999.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $10.5 million in the second quarter of 1999 to $19.1 million in the second quarter of 2000, primarily driven by the growth in Cayenta's enterprise application integration business, a component of Cayenta's Total Service Provider ("TSP") offering and by software license revenues from Cayenta's proprietary e-commerce, revenue cycle management and enterprise asset management applications principally generated by the companies acquired by Cayenta in 1999. Cayenta expects to continue to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN WIRELESS. Titan Wireless' revenues increased from $2.6 million in the second quarter of 1999 to $19.0 million in the second quarter of 2000, principally due to continued shipments of hardware to Benin of approximately $12.8 million. In addition, approximately $4.8 million of increased service revenues from Titan's joint venture with Sakon relating to the commencement of long distance service in Latin America, Africa, and the Middle East contributed to Titan Wireless' increased revenues.

    SUREBEAM. SureBeam's revenues increased from $2.9 million in the second quarter of 1999 to $7.0 million in the second quarter of 2000, resulting from revenues generated on the production of its pasteurization systems for Hawaii Pride, Zero Mountain and Mitsubishi Corporation, and from revenues recorded on SureBeam's strategic alliance with Texas A&M University.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues increased from $8.4 million in the second quarter of 1999 to $13.3 million in the second quarter of 2000, primarily related to AverStar's acquisition of MJR Associates, Inc. in March 2000.

Six Months Ended June 30, 2000:

    TITAN SYSTEMS. Titan Systems' revenues increased from $308.1 million in the six months ended June 30, 1999 to $371.3 million in the six months ended
June 30, 2000, primarily reflecting the impact of the acquisitions of SRC, AAEC, LinCom, Pulse, and SenCom contributing an aggregate of approximately
$44.9 million, and to a lesser degree, due to increased production of Titan Systems' manpacks and increased demand for signal processing antennas, as well as increased demand for systems design and integration services from the Air Force, Army and intelligence community. These increases were offset by a reduction of revenues from AverStar's Year 2000 business and a contract completed by ACS, aggregating approximately $36.4 million, both of which occurred in late 1999.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $18.9 million in the six months ended June 30, 1999 to $35.0 million in the six months ended June 30, 2000, primarily driven by the growth in Cayenta's enterprise application integration business, a component of Cayenta's Total Service Provider ("TSP") offering and by software license revenues from Cayenta's proprietary e-commerce, revenue cycle management and enterprise asset management applications principally generated by the companies acquired by Cayenta in 1999. Cayenta expects to continue to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN WIRELESS. Titan Wireless' revenues increased from $4.9 million in the six months ended June 30, 1999 to $35.6 million in the six months ended
June 30, 2000, principally due to continued shipments of hardware to Benin of approximately $23.0 million. In addition, approximately $9.4 million of increased service revenues from Titan's joint venture with Sakon relating to the commencement of long distance service in Latin America, Africa, and the Middle East contributed to Titan Wireless' increased revenues.

    SUREBEAM. SureBeam's revenues increased from $6.7 million in the six months ended June 30, 1999 to $13.1 million in the six months ended June 30, 2000, resulting from revenues generated on the production of its pasteurization systems for Hawaii Pride, Zero Mountain and Mitsubishi Corporation, and from revenues recorded on SureBeam's strategic alliance with Texas A&M University.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues increased from $15.5 million in the six months ended June 30, 1999 to $21.9 million in the same period in 2000, primarily related to the acquisition of MJR Associates, Inc. in March 2000.

SELLING, GENERAL AND ADMINISTRATIVE

    Our S,G&A expenses increased from $32.7 million and $60.5 million in the three months and six months ended June 30, 1999, respectively, to $47.4 million and $91.9 million in the three months and six months ended June 30, 2000. SG&A, as a percentage of revenues, increased from 17.1% in the three months and six months ended June 30, 1999 to 18.6% and 19.3% in the three months and six months ended June 30, 2000, respectively. The increase is primarily attributable to the increased amortization of goodwill costs, which increased from $2.2 million and $3.5 million in the three months and six months ended June 30, 1999 to $6.2 million and $14.9 million in the three months and six months ended
June 30, 2000. This increase is attributed to the goodwill resulting from the acquisitions of SRC, AAEC, Mainsaver, Assist, and SFG during 1999 and from the acquisitions of LinCom, Pulse and SenCom in 2000. In addition, during the first quarter of 2000, the amortization periods related to the goodwill associated with the acquisitions made by Cayenta of Transnational Partners II, LLC ("TNP"), Mainsaver, Assist, and SFG were reduced from 30 (for TNP) and 20 years (for Mainsaver, Assist, and SFG) to 5 years. This change in amortization periods resulted in an additional $3.0 million of goodwill amortization in the first quarter of 2000 to reflect the increased amortization of the Cayenta acquisitions. In addition, increased sales, marketing and administrative costs were incurred in our Cayenta segment, reflecting the development and implementation of Cayenta's new TSP offering, and, to a lesser degree, due to increased sales and marketing efforts to expand our food pasteurization business. We expect that this trend will continue throughout fiscal 2000.

RESEARCH AND DEVELOPMENT

    Our R&D expenses increased from $2.3 million and $3.7 million in the three months and six months ended June 30, 1999, respectively, to $3.1 million and $5.3 million in the three months and six months ended June 30, 2000, respectively. As a percentage of revenues, R&D expenditures remained flat at 1.2% in the second quarter of 1999 compared to the second quarter of 2000. For the six months ended June 30, 2000, compared to the six months ended June 30, 1999, R&D increased remained flat at 1.1% of revenues. We anticipate that R&D efforts will increase throughout the remainder of fiscal 2000.

ACQUISITION RELATED CHARGES

    Acquisition related charges of $20.9 million in the second quarter of 2000 include costs of $11.7 million related to the consummation of the merger with AverStar. These costs consisted of approximately $5.9 million of direct transaction costs, comprised of accounting, legal, investment banking, financial printing, and other direct costs. Also included in the AverStar acquisition costs are employee termination and retention costs of approximately
$5.5 million, costs to eliminate duplicate facilities and assets of approximately $.3 million. The acquisition related charges in the second quarter of 2000 also include approximately $1.9 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission ("SEC") for the pending initial public offering of Cayenta. Approximately $.9 million of these costs related to this offering were deferred as of March 31, 2000. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banking, financial printing, and other direct costs. Lastly, additional costs of $7.3 million related to the Advanced Communication Systems ("ACS") merger were also included in the merger related costs in the second quarter of 2000. Additional ACS merger related costs consisted of employee termination and retention costs of $1.0 million, $1.3 million costs to eliminate duplicate facilities and assets and a valuation allowance of $5.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as it relates to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

    Acquisition related charges of $39.0 million in the six months ended
June 30, 2000 are comprised of the $20.9 million of charges taken in the second quarter of 2000 noted above, and approximately $18.1 million related to the ACS merger charged in the first quarter of 2000, consisting of direct transaction costs of approximately $9.3 million. Also included in these acquisitions costs were employee termination and retention costs of approximately $2.1 million, costs to eliminate duplicate facilities and assets of approximately
$1.2 million and a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs.

OPERATING PROFIT (LOSS)

    CONSOLIDATED. Our operating performance decreased from an operating profit of $14.6 million and $25.2 million in the second quarter and first six months of 1999, respectively, to an operating loss of $7.5 million and $18.6 million in the second quarter and first six months of 2000. The operating losses in the second quarter and first six months of 2000 were impacted by increased goodwill amortization costs of $4.1 million and $11.4 million in the second quarter and first six months of 2000, respectively, and the acquisition related charges of $20.9 million and $39.0 million in the second quarter and first six months of 2000, respectively, noted above. On a pro forma basis, excluding the impact of these charges, the amortization of goodwill, and a deferred compensation charge of $.3 million and $.5 million in the second quarter and first six months of 2000, respectively, operating profit increased from $16.8 million and $28.8 million in the second quarter and first six months of 1999, respectively, to $20.0 million and $35.8 million in the second quarter and first six months of 2000. Operating margins in the first quarter of 2000 were impacted by increased sales and marketing efforts incurred in the Cayenta and Scan segments, as well as a significant increase in administrative costs to build the infrastructure of Cayenta.

Three Months Ended June 30, 2000:

    TITAN SYSTEMS. Titan Systems' operating performance decreased from an operating profit of $13.5 million in the second quarter of 1999 to an operating loss of $3.7 million in the second quarter of 2000, primarily reflecting the impact of acquisition charges of $19.1 million incurred in the second quarter of 2000 to consummate the AverStar and ACS mergers. Excluding the impact of these acquisition related charges, operating profit increased from $13.5 million in the second quarter of 1999 to $15.4 million in the second quarter of 2000, primarily reflecting the impact of the increased revenues noted above.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' (including Cayenta) operating performance decreased from an operating profit of $2.1 million in the second quarter of 1999 to an operating loss of $5.1 million in the second quarter of 2000. Included in the operating results for the second quarter of 2000 is a charge for amortization of goodwill of approximately $3.2 million, compared to $.1 million in the same quarter for 1999. Increased amortization from the acquisitions of Mainsaver, Assist and SFG resulted in the increased amortization. In addition, deferred compensation of $.3 million and a charge of $1.9 million related to the registration statement of Cayenta noted above, are also included in the operating results for the second quarter of 2000. Excluding the impact of these charges, operating profit decreased from $2.2 million in the second quarter of 1999 to $.3 million in the second quarter of 2000. The increase in revenues noted above was more than offset by increased S,G&A efforts to build the infrastructure of Cayenta as well as increased sales and marketing efforts.

    TITAN WIRELESS. Titan Wireless' operating results improved from an operating loss of $.2 million in the second quarter of 1999 to operating income of $3.1 million in the first quarter of 2000, as a result of the increased revenues noted above.

    SUREBEAM.  SureBeam's operating results remained flat at approximately
$.6 million operating income in the second quarter of 1999 and $.7 million in the second quarter of 2000. Included in the operating results for the second quarter of 2000 is a charge for amortization of goodwill of approximately
$.5 million. Excluding the impact of the amortization charges, operating profit increased from $.6 million to $1.1 million. This improvement was primarily due to the increase in revenues mentioned above, offset partially by increased sales and market efforts.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results remained flat at $.5 million in the second quarter of 1999 and the same period in 2000.

Six Months Ended June 30, 2000:

    TITAN SYSTEMS. Titan Systems' operating performance decreased from an operating profit of $24.0 million in the first six months of 1999 to an operating loss of $9.9 million in the first six months of 2000, primarily reflecting the impact of acquisition charges of $37.1 million to consummate the AverStar and ACS mergers. Excluding the impact of these acquisition related charges, operating profit increased from $24.0 million in the first six months of 1999 to $27.2 million in the same period in 2000, primarily reflecting the impact of the increased revenues noted above.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' (including Cayenta) operating performance decreased from an operating profit of $3.5 million in the first six months of 1999 to an operating loss of $11.4 million in the first six months of 2000. Included in the operating results for the first six months of

2000 is a charge for amortization of goodwill of approximately $9.7 million, compared to $.2 million in the same period for 1999. Increased amortization from the acquisitions of Mainsaver, Assist and SFG resulted in the increased amortization. In addition, deferred compensation of $.5 million and the $1.9 million of costs incurred to file a registration statement of Cayenta are also included in the operating results for the first six months of 2000. Excluding these charges, operating profit decreased from $3.7 million in the first six months of 1999 to $.7 million in the same period of 2000. The increase in revenues noted above was more than offset by increased S,G&A efforts to build the infrastructure of Cayenta as well as increased sales and marketing efforts.

    TITAN WIRELESS. Titan Wireless' operating results improved from an operating loss of $.4 million in the first six months of 1999 to operating income of $5.6 million in the first six months of 2000, primarily as a result of the increased revenues noted above.

    SUREBEAM. SureBeam's operating income increased from $1.0 million in the first six months of 1999 to $1.5 million in the same period in 2000. Included in the operating results for the first six months of 2000 is a charge for amortization of goodwill of approximately $.5 million. Excluding the impact of the amortization charges, operating profit increased from $1.0 million to $2.0 million. This improvement was primarily due to the increase in revenues mentioned above, offset partially by increased sales and market efforts.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results remained fairly flat at $1.2 million and $1.3 million in the first six months of 1999 and 2000, respectively.

INTEREST EXPENSE, NET

    Our net interest expense increased from $4.6 million and $7.8 million in the second quarter and six months ended June 30, 1999, respectively, to $8.5 million and $15.0 million in the second quarter and six months ended
June 30, 2000, respectively. Net interest expense increased primarily as a direct result of the increased level of our borrowings, and the issuance of our Remarketable Term Income Deferrable Equity Securities ("HIGH TIDES"), to fund the growth in the various segments, as well as due to an increase in our effective interest rates. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $150 million in the second quarter of 2000, at a weighted average interest rate of 10.58%.

INCOME TAXES

    Income taxes reflect an effective rate of 25% in the second quarter and six months ended June 30, 2000 compared to 34% and 35% for the second quarter and six months ended June 30, 1999, respectively. The effective rate in the second quarter and six months ended June 30, 2000 were impacted by the non-deductibility of certain acquisition related charges and amortization costs, which resulted in a substantially reduced tax benefit rate. We anticipate that our effective income tax rate will remain stable in the foreseeable future at an approximate rate of 30% to 35%.

NET INCOME (LOSS)

    We reported net income of $6.6 million in the second quarter of 1999 and $11.3 million in the six months ended June 30, 1999, compared to a net loss of $12.5 million in the second quarter of 2000 and a net loss of $27.7 million in the six months ended June 30, 2000. Included in the net loss for the second quarter and six months ended June 30, 2000 are extraordinary losses of $1.3 million and $4.7 million, net of tax, related to the early extinguishment of AverStar's credit facility in the second quarter of 2000 and our existing credit facility with Scotia Bank in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities.

    Our investing activities used cash of $130.7 million in the first six months of 2000, primarily to fund the acquisitions of Pulse, LinCom, SenCom and Ivoire Telecom. Our financing activities provided cash of $260.5 million, which amount primarily reflected proceeds from the funding of the $150 million secured term loan, partially offset by net reductions in borrowings under debt assumed on the ACS and AverStar mergers.

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

    We used $100 million of the new term loan facility and part of the total $250 million proceeds from the sale of the debentures to repay all outstanding balances on our previous credit facility, which aggregated approximately
$152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. On June 1, 2000 we amended our credit facility for an additional term loan financing of $150 million. As of August 10, 2000, we have $249.4 million in outstanding borrowings on our secured term loan facilities, $2.7 million in letters of credit outstanding and $82.0 million in cash and equivalents.

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

    On December 10, 1999, the Company's wholly owned subsidiary, Titan
Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to $30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments beginning on December 31, 2000, and ending on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The equipment provided by Titan Africa will be paid for in seven equal semi-annual installments commencing
June 30, 2001. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding could be paid in full prior to December 31, 2003. As of June 30, 2000, approximately $15.3 million was drawn on this facility.

    As part of our strategy of seeking external financing to grow our commercial businesses, our Cayenta and SureBeam subsidiaries have filed a registration statement for an initial public offering of its common stock. We cannot guarantee that Cayenta or SureBeam will succeed in completing the offerings, which may be adversely affected by market conditions or other factors. We have extended a credit facility of up to a maximum of $80.0 million to Cayenta under which Cayenta owed us approximately $71.3 million as of August 10, 2000. Cayenta may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us. We have extended a credit facility of up to a maximum of $75 million to SureBeam under which SureBeam owed us approximately $39 million as of August 10, 2000. SureBeam may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

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

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, regarding ability to commercialize new technologies, risks of international operations and dependence on government contracts.

                     [THIS SPACE LEFT INTENTIONALLY BLANK]

                             THE TITAN CORPORATION
                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders held on May 30, 2000, the following matters were submitted and approved by shareholders:

1. Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

                                                              AFFIRMATIVE   NEGATIVE/ABSTAINING
                                                              -----------   -------------------
Charles R. Allen............................................  44,622,507           664,443
Joseph F. Caliguiri.........................................  44,623,454           663,496
Daniel J. Fink..............................................  44,100,358           186,592
Robert M. Hanisee...........................................  44,624,836           662,114
Robert E. La Blanc..........................................  44,626,221           660,729
Thomas G. Pownall...........................................  44,623,813           663,137
Gene W. Ray.................................................  44,626,161           660,789
George A. Robinson..........................................  44,626,161           660,789
James Roth..................................................  44,622,347           664,603

2. Ratification of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.


Affirmative Votes...........................................  40,713,318
Negative Votes..............................................   4,398,031
Abstaining and broker non-votes.............................     119,788

3. Ratification of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of preferred stock from 2,500,000 shares to 5,000,000 shares.


Affirmative Votes...........................................  25,987,221
Negative Votes..............................................   5,692,370
Abstaining and broker non-votes.............................  13,551,538

4.  Adoption of The Titan Corporation 2000 Employee and Director Stock Option
    Plan.


Affirmative Votes...........................................  18,885,919
Negative Votes..............................................  12,535,189
Abstaining and broker non-votes.............................  13,310,031

5.  Adoption of The Titan Corporation 2000 Employee Stock Purchase Plan.


Affirmative Votes...........................................  30,473,315
Negative Votes..............................................   1,116,985
Abstaining and broker non-votes.............................  13,640,839

6.  Ratification of Selection of Arthur Andersen LLP as the Company's Auditors.


Affirmative Votes...........................................  45,049,537
Negative Votes..............................................      84,243
Abstaining..................................................     100,357

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. (27.1) Financial Data Schedule.

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

b.  During the three months ended June 30, 2000, Registrant filed the following:

     (1) Current Report on Form 8-K/A, Amendment No. 1, dated April 17, 2000, to amend the Form 8-K dated February 25, 2000 to provide certain required financial information.

     (2) Current Report on Form 8-K dated May 31, 2000, to report the acquisition by the Registrant of SenCom Corporation, which included the Press Release dated June 1, 2000.

     (3) Current Report on Form 8-K dated June 26, 2000, reporting the acquisition of AverStar, Inc., which included certain required financial information, the Agreement and Plan of Merger dated as of March 24, 2000, and the Press Release dated June 27, 2000.