Form 10-Q
period 2000-09-30
TITAN CORP
filed 2000-11-14
CIK 32258

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of registrant's common stock outstanding at November 8, 2000, was 53,864,061.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues............................................  $275,839   $212,890   $752,702   $566,895
                                                      --------   --------   --------   --------
Costs and expenses:
  Cost of revenues..................................   205,319    160,599    564,506    425,095
  Selling, general and administrative expense.......    49,327     32,561    141,259     93,107
  Research and development expense..................     3,105      1,591      8,429      5,317
  Acquisition related charges and other.............        --         --     38,994         --
                                                      --------   --------   --------   --------
    Total costs and expenses........................   257,751    194,751    753,188    523,519
                                                      --------   --------   --------   --------
Operating profit (loss).............................    18,088     18,139       (486)    43,376
Interest expense....................................   (11,570)    (5,008)   (28,568)   (12,988)
Interest income.....................................       830        617      2,802        793
                                                      --------   --------   --------   --------
Income (loss) before income taxes, minority
  interests,
  extraordinary loss and foreign currency gain......     7,348     13,748    (26,252)    31,181
Income tax provision (benefit)......................     2,572      4,720     (5,828)    10,814
                                                      --------   --------   --------   --------
Income (loss) before minority interests,
  extraordinary loss and foreign currency gain......     4,776      9,028    (20,424)    20,367
Minority interests..................................       912         --      3,127         --
Extraordinary loss from early extinguishments of
  debt, net of taxes................................        --         --     (4,744)        --
Foreign currency gain...............................         3         --         10         --
                                                      --------   --------   --------   --------
Net income (loss)...................................     5,691      9,028    (22,031)    20,367
Dividend requirements on preferred stock............      (172)      (174)      (519)      (521)
                                                      --------   --------   --------   --------
Net income (loss) applicable to common stock........  $  5,519   $  8,854   $(22,550)  $ 19,846
                                                      ========   ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $   0.09   $   0.18   $  (0.39)  $   0.43
  Extraordinary loss from early extinguishments of
    debt, net of taxes..............................        --         --      (0.09)        --
                                                      --------   --------   --------   --------
  Net income (loss).................................  $   0.09   $   0.18   $  (0.48)  $   0.43
                                                      ========   ========   ========   ========
  Weighted average shares...........................    52,796     48,316     52,625     45,854
                                                      ========   ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $   0.09   $   0.16   $  (0.38)  $   0.38
  Extraordinary loss from early extinguishments of
    debt, net of taxes..............................        --         --      (0.09)        --
                                                      --------   --------   --------   --------
  Net income (loss).................................  $   0.09   $   0.16   $  (0.47)  $   0.38
                                                      ========   ========   ========   ========
  Weighted average shares...........................    55,891     54,404     52,625     53,842
                                                      ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 41,712       $ 13,469
  Accounts receivable--net..................................      340,355        266,988
  Inventories...............................................       26,324         15,640
  Prepaid expenses and other................................       37,897         12,224
  Deferred income taxes.....................................       23,965         13,361
                                                                 --------       --------
    Total current assets....................................      470,253        321,682
Property and equipment--net.................................       70,235         47,556
Goodwill--net...............................................      320,948        240,106
Other assets................................................       61,363         24,757
Net assets of discontinued operations.......................          428            557
                                                                 --------       --------
    Total assets............................................     $923,227       $634,658
                                                                 ========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................     $  2,500       $ 18,635
  Accounts payable..........................................       68,841         52,402
  Acquisition debt..........................................        4,000          4,800
  Current portion of long-term debt.........................        1,252          6,491
  Accrued compensation and benefits.........................       49,938         39,401
  Other accrued liabilities.................................       63,704         61,592
  Income taxes payable......................................           --          9,857
  Net liabilities of discontinued operations................        1,944          7,142
                                                                 --------       --------
    Total current liabilities...............................      192,179        200,320
                                                                 --------       --------
Lines of credit.............................................      261,250        215,987
Other long-term debt........................................       20,138         14,802
Other non-current liabilities...............................       34,434         31,851
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are
  senior subordinated debentures of Titan...................      250,000             --
Minority interests..........................................       10,190          5,350
Stockholders' Equity:
  Preferred stock: $1 par value, authorized 5,000,000
    shares:
    Cumulative convertible, $13,800 liquidation preference:
    689,978 and 694,850
      shares issued and outstanding.........................          690            695
    Series A junior participating: authorized 250,000
      shares:
      None issued...........................................           --             --
  Common stock: $.01 par value, authorized 200,000,000
    shares, issued and outstanding: 53,812,418 and
    52,456,641..............................................          538            525
  Capital in excess of par value............................      173,547        163,252
  Deferred compensation.....................................       (4,808)          (738)
  Retained earnings (deficit)...............................      (13,090)         5,283
  Foreign currency translation adjustment...................          (47)           (33)
  Treasury stock (981,115 and 966,398 shares), at cost......       (1,794)        (2,636)
                                                                 --------       --------
    Total stockholders' equity..............................      155,036        166,348
                                                                 --------       --------
    Total liabilities and stockholders' equity..............     $923,227       $634,658
                                                                 ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (22,031)  $ 20,367
Adjustments to reconcile net income (loss) to net cash used
  for operating activities, net of effects of businesses
  acquired:
  Depreciation and amortization.............................     31,661     14,821
  Deferred income taxes and other...........................     (4,660)     7,259
  Pooling of interests......................................      1,352         --
  Minority interests........................................     (3,127)        --
  Deferred compensation.....................................        883         --
  Changes in operating assets and liabilities, net of the
    effects of businesses acquired:
    Accounts receivable.....................................    (52,542)   (38,641)
    Inventories.............................................     (9,330)    (3,590)
    Prepaid expenses and other assets.......................    (15,978)    (7,946)
    Accounts payable........................................     11,150       (381)
    Accrued compensation and benefits.......................      7,169        (27)
    Income taxes payable....................................    (11,046)     1,045
    Other liabilities.......................................    (12,444)     2,668
                                                              ---------   --------
Net cash used for continuing operations.....................    (78,943)    (4,425)
                                                              ---------   --------
Changes in net assets and liabilities of discontinued
  operations................................................     (5,069)    (5,768)
                                                              ---------   --------
Net cash used for discontinued operations...................     (5,069)    (5,768)
                                                              ---------   --------
Net cash used for operating activities......................    (84,012)   (10,193)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (31,078)    (9,560)
Acquisition of businesses and other equity interests, net of
  cash acquired.............................................   (128,189)   (74,156)
Capitalized software development costs......................     (3,001)    (2,100)
Other.......................................................        228     (5,009)
                                                              ---------   --------
Net cash used for investing activities......................   (162,040)   (90,825)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of redeemable convertible preferred securities.....    250,000         --
Additions to debt...........................................    136,153    134,473
Retirements of debt.........................................   (106,928)   (40,687)
Issuance of stock by subsidiary.............................      6,373         --
Deferred financing costs....................................    (19,257)    (2,991)
Extraordinary loss on retirements of debt...................      4,744         --
Dividends paid..............................................       (519)      (521)
Proceeds from stock issuances...............................      4,297      3,110
Purchase of treasury stock..................................       (173)      (411)
Other.......................................................       (381)      (599)
                                                              ---------   --------
Net cash provided by financing activities...................    274,309     92,374
                                                              ---------   --------
Effect of exchange rate changes on cash.....................        (14)        --
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........     28,243     (8,644)
Cash and cash equivalents at beginning of period............     13,469     13,868
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  41,712   $  5,224
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

                             THE TITAN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                              CUMULATIVE
                            CUMULATIVE                CAPITAL                                   FOREIGN
                            CONVERTIBLE              IN EXCESS                    RETAINED     CURRENCY
                             PREFERRED     COMMON      OF PAR       DEFERRED      EARNINGS    TRANSLATION   TREASURY
                               STOCK       STOCK       VALUE      COMPENSATION    (DEFICIT)   ADJUSTMENT     STOCK       TOTAL
                            -----------   --------   ----------   -------------   ---------   -----------   --------   ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 2000:
Balances at December 31,
  1999....................    $  695       $  525    $  163,252     $   (738)     $   5,283      $ (33)     $(2,636)   $  166,348
  Pooling adjustment......                                                            1,352                                 1,352
  Exercise of stock
    options and other.....                     13         2,670                                                             2,683
  Proceeds from stock
    issuances.............                                1,820                                                             1,820
  Issuance of stock for
    equity interest.......                                  900                                                               900
  Deferred compensation,
    related to the
    issuance of stock
    options...............                                4,892       (4,953)                                                 (61)
  Amortization of deferred
    compensation..........                                               883                                                  883
  Purchase of treasury
    stock.................                                 (173)                                                             (173)
  Shares contributed to
    employee benefit
    plans.................                                 (251)                                                842           591
  Foreign currency
    translation
    adjustment............                                                                         (14)                       (14)
  Conversion of preferred
    stock.................        (5)                         5                                                                --
  Income tax benefit from
    employee stock
    transactions..........                                  432                                                               432
  Gain related to issuance
    of stock in
    subsidiary............                                                            2,825                                 2,825
  Dividends on preferred
    stock--Cumulative
    convertible, $.75 per
      share...............                                                             (519)                                 (519)
  Net loss................                                                          (22,031)                              (22,031)
                              ------       ------    ----------     --------      ---------      -----      --------   ----------
Balances at September 30,
  2000....................    $  690       $  538    $  173,547     $ (4,808)     $ (13,090)     $ (47)     $(1,794)   $  155,036
                              ======       ======    ==========     ========      =========      =====      ========   ==========
NINE MONTHS ENDED
  SEPTEMBER 30, 1999:
Balances at December 31,
  1998....................    $  695       $  435    $  131,664     $     --      $ (31,775)     $  --      $(2,579)   $   98,440
  Conversion of
    subordinated
    debentures............                     63        22,172                                                            22,235
  Exercise of stock
    options and other.....                      9         2,070                                                 (57)        2,022
  Sale of treasury
    stock.................                                  230                                                               230
  Purchase of treasury
    stock.................                                 (411)                                                             (411)
  Shares contributed to
    employee benefit
    plans.................                                 (364)                                                             (364)
  Issuance for employee
    stock purchase plan...                                  624                                                               624
  Income tax benefit from
    employee stock
    transactions..........                                  106                                                               106
  Divestiture of
    discontinued
    operations............                                  565                                                               565
  Dividends on preferred
    stock--Cumulative
    convertible, $.75 per
      share...............                                                             (521)                                 (521)
  Net income..............                                                           20,367                                20,367
                              ------       ------    ----------     --------      ---------      -----      --------   ----------
Balances at September 30,
  1999....................    $  695       $  507    $  156,656     $     --      $ (11,929)     $  --      $(2,636)   $  143,293
                              ======       ======    ==========     ========      =========      =====      ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE TITAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (1) BASIS OF FINANCIAL STATEMENT PREPARATION

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries (Titan or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 1999. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as poolings of interests the acquisitions of Advanced Communication Systems, Inc. (ACS) in the first quarter of 2000 and AverStar, Inc. (AverStar) in the second quarter of 2000 (See Note 2).

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

NOTE (2) ACQUISITIONS AND INVESTMENTS

    On June 28, 2000, the Company's subsidiary, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, completed the acquisition of a majority interest (80%) of Ivoire Telecom S.A. Holding (Ivoire Telecom), and through such interest acquired a controlling (minimum of 50.1%) equity interest in each of the principal subsidiaries owned by Ivoire Telecom. The purchase consideration consisted of $5.0 million in cash subject to certain indemnification obligations, and has been recorded as goodwill. In addition, Titan has committed to provide up to a maximum of $25 million for capital expenditures to build out the Ivoire Telecom network, subject to Titan's approval of each equipment expenditure requirement. At November 9, 2000, approximately $1.0 million has been funded for such expenditures.

    On June 26, 2000, the Company acquired AverStar, Inc. (AverStar), a government information technology services company, in a stock-for-stock transaction. AverStar's operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, subject to a holdback of 180,045 shares held in escrow to cover certain indemnification obligations, and assumed AverStar stock options representing approximately 551,000 shares of Titan common stock, based on an exchange ratio of approximately .41415 shares of Titan common stock for each share of AverStar common stock. In September 2000, 171,645 shares were released from escrow to AverStar shareholders in fulfillment of the Company's obligations. The remaining 8,400 shares remain in escrow pending settlement of certain indemnification obligations. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Acquisition related charges of $11.7 million in the nine months ended September 30, 2000, include direct transaction costs of approximately
$5.9 million related to the consummation of the AverStar acquisition, which are comprised of accounting, legal, investment banking, financial printing, and other direct costs. Also included in these acquisition costs are employee termination and retention costs of

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS AND INVESTMENTS (CONTINUED) approximately $5.5 million, and costs to eliminate duplicate facilities and assets of approximately $.3 million.

    On June 7, 2000, the Company completed the acquisition of all of the stock of SenCom Corporation (SenCom) for a purchase price of approximately
$35 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $5.0 million holdback, and less a $1.3 million retention bonus pool to be paid one year from the closing date. Of the $5.0 million holdback, $3 million was paid in September 2000, and the remaining $2 million holdback is due 18 months from the closing date, and accrues interest at 7% per annum. An additional $2 million was paid in September 2000 as a result of post-closing adjustments. SenCom is an information technology services company and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, SenCom's results of operations have been consolidated with the Company's results of operations since June 8, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $30.1 million at September 30, 2000.

    On March 30, 2000, the Company completed the acquisition of all of the stock of LinCom Corporation (LinCom) for a purchase price of approximately
$23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback was due approximately 60 days after the closing date, and approximately $978,000 was paid in the fulfillment of the Company's obligations, and the $2 million note is due one year after the closing date and accrues interest at 7%. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The operations of LinCom are primarily reported in the Titan Systems segment. The commercial applications within LinCom are reported in the Emerging Technologies and Businesses segment. The transaction was accounted for as a purchase, and accordingly, LinCom's results of operations have been consolidated with the Company's results of operations since March 31, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately
$19.7 million at September 30, 2000.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering (Pulse) for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment. The holdback was paid to Pulse shareholders in October 2000 in fulfillment of the Company's obligations, and the deferred payment is due one year from the closing date. Pulse provides highly specialized security and signal intelligence systems and services to the intelligence community and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, Pulse's results of operations have been consolidated with the Company's results of operations since March 25, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $23.1 million at September 30, 2000. In connection with the determination of the fair value of assets acquired in the quarter ended
June 30, 2000, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1,211. This adjustment has been reflected in the accompanying balance sheet as an increase

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS AND INVESTMENTS (CONTINUED) to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $134 in the three months and $212 in the nine months ended September 30, 2000, as a reduction of costs, with the remaining $999 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2004.

    On March 10, 2000, AverStar acquired all of the outstanding shares of the common stock of MJR Associates, Inc. (MJR), which provides information technology staffing solutions to major corporations. Consideration paid for the acquisition amounted to $9.6 million in cash plus contingent consideration up to a maximum of $3.75 million based upon fiscal year 2000 performance. The acquisition was accounted for as a purchase, and accordingly, MJR's results of operations have been consolidated with the Company's results of operations since March 11, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 20 years, was approximately $7.8 million at September 30, 2000. Contingent consideration, when and if due, will be recorded by the Company as goodwill.

    Unaudited pro forma data giving effect to the purchase of LinCom, Pulse, SenCom and MJR as if they had been acquired at the beginning of 1999 are shown below.

                                                              THREE MONTHS
                                                                  ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                              -------------   -------------------
                                                                  1999          2000       1999
                                                              -------------   --------   --------
Revenues....................................................    $237,680      $789,761   $636,940
Income (loss) before extraordinary loss.....................       9,545       (17,223)    21,383
Net income (loss)...........................................       9,545       (21,967)    21,383
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...................    $   0.19      $  (0.34)  $   0.45
  Net income (loss).........................................        0.19         (0.43)      0.45
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...................        0.17         (0.34)      0.40
  Net income (loss).........................................        0.17         (0.43)      0.40

    On February 25, 2000, the Company acquired Advanced Communication
Systems, Inc. (ACS), a government information technology services company, in a stock-for-stock transaction. ACS' operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS common stock and assumed ACS stock options representing approximately 263,000 shares of Titan common stock, based on an exchange ratio of approximately .57 shares of Titan common stock for each share of ACS common stock. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Acquisition related charges of $25.4 million in the nine months ended September 30, 2000, include direct transaction costs of approximately
$9.3 million related to the ACS Acquisition, which are comprised of accounting, legal, investment banking, financial printing, and other direct costs. Also included in these

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS AND INVESTMENTS (CONTINUED) acquisition costs are employee termination and retention costs of approximately $3.1 million, costs to eliminate duplicate facilities and assets of approximately $2.5 million, a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the acquisition by Titan, which impacted the recoverability of certain contract costs, and a valuation allowance of $5.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as it relates to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

    Effective January 1, 2000, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. The 1999 financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if the merger had occurred at the beginning of the periods presented. A pooling of interests adjustment has been made in the consolidated statement of cash flows and consolidated statement of stockholders' equity for the nine months ended September 30, 2000, to reflect the activity for ACS in the quarter ended December 31, 1999, as reported in ACS' Form 10-Q for the fiscal quarter ended December 31, 1999. For the quarter ended December 31, 1999, ACS' revenues were $46,255 and net income was $1,352. The separate and combined results of Titan, ACS and AverStar are as follows:

                                                                                  NINE MONTHS ENDED
                                                             THREE MONTHS ENDED     SEPTEMBER 30,
                                                             SEPTEMBER 30, 1999         1999
                                                             ------------------   -----------------
Revenues:
  Titan....................................................       $105,899            $274,059
  ACS......................................................         57,568             156,404
  AverStar.................................................         49,423             136,432
                                                                  --------            --------
  Combined.................................................       $212,890            $566,895
                                                                  ========            ========

Net income (loss):
  Titan....................................................       $  6,042            $ 12,958
  ACS......................................................          2,038               4,958
  AverStar.................................................            948               2,451
                                                                  --------            --------
                                                                  $  9,028            $ 20,367
                                                                  ========            ========

    In January 1999, the Company invested approximately $.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a promissory note agreement with Sakon. In
October 2000, Titan exercised its option pursuant to the agreement to convert amounts owed under the promissory note into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the $15 million note was converted to purchase consideration and recorded as goodwill. Such amount will be amortized over an estimated useful life of 20 years. Titan consolidates the operating results of Sakon in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (2) ACQUISITIONS AND INVESTMENTS (CONTINUED) consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of approximately $3.6 million of legal costs and approximately $9.3 million of integration and restructuring expenses. Unpaid amounts of $5,880 in Other current liabilities at December 31, 1999 were primarily termination and other integration costs. Charges against this accrual in the first nine months of 2000 were approximately $1,476 for termination costs related to six employees, and approximately $608 in the third quarter and $2,676 in the first nine months of 2000 for other integration and legal costs.

NOTE (3) DISCONTINUED OPERATIONS

    In December 1998, the Company's Board of Directors adopted a plan to wind down the Company's access control business and in December 1997, the Company's broadband communications business; accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $1.9 million at September 30, 2000 consist primarily of accrued liabilities of approximately $4.9 million net of approximately $3.0 million of current assets (primarily accounts receivable and inventories). The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges against the accrued liabilities were approximately $2.7 million in the three months and $6.2 million in the nine months ended September 30, 2000. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

NOTE (4) DEBT

    On February 9, 2000, the Company and Titan Capital Trust (the Trust), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDES) at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 of an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date. The reset date is any date (a) not later than February 15, 2005, or

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (4) DEBT (CONTINUED)
the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The new credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries. The $425 million facility is comprised of a seven-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two six-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. Cayenta and its subsidiaries and SureBeam Corporation are no longer guarantors under the new credit facility, and their assets shall no longer be collateral for the new bank

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (4) DEBT (CONTINUED)
syndicate if Cayenta or SureBeam Corporation complete their proposed initial public offerings (See Note 5).

    At September 30, 2000, total borrowings outstanding were $263.8 million on the term loan at a weighted average interest rate of 9.58%. Commitments under letters of credit were $2.7 million at September 30, 2000, $1.9 million of which reduces availability of the working capital line. Of the total borrowings, $2.3 million was short-term. At September 30, 2000, the Company was in compliance with all financial covenants under its various debt agreements.

NOTE (5) OTHER FINANCIAL INFORMATION

    The SureBeam segment contains the Company's majority owned subsidiary, SureBeam Corporation, that provides irradiation systems and services to the food industry, and the Company's wholly owned subsidiary Titan Scan Technologies Corporation (Titan Scan), which provides medical products sterilization systems and services. In August 2000, the Company filed a registration statement including a preliminary prospectus with the Securities and Exchange Commission
(SEC) for an initial public offering of SureBeam Corporation. The Company controls substantially all of the voting power of SureBeam through its ownership of 46.6 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. SureBeam has filed a registration statement on Form S-1 for an initial public offering of 6,700,000 shares of its Class A common stock. The Company cannot be certain that SureBeam will be able to complete its offering.

    The Software Systems segment contains the Company's majority owned subsidiary, Cayenta, Inc. (Cayenta). In December 1999, the Company filed a registration statement including a preliminary prospectus with the SEC for an initial public offering. The Company controls approximately 97% of the voting power of Cayenta through its ownership of 10 million shares of Class B common stock. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. Cayenta has filed a registration statement on Form S-1 for an initial public offering of an as yet undetermined number of shares of its Class A common stock. If the proposed offering is completed, the 2,345,000 outstanding shares of Series A preferred stock of Cayenta will convert into Class A common stock of Cayenta. The Company cannot be certain that Cayenta will be able to complete its offering. Approximately $1.9 million in costs related to this offering were included in the acquisition related charges and other in the nine months ended
September 30, 2000.

    On March 30, 2000, Cayenta executed a Stock Purchase Agreement with Penton Media (Penton) whereby Penton purchased 250,000 shares of Class A common stock for $6.4 million. In addition, Penton agreed to provide up to $2 million in marketing services to Cayenta.

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

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

    The following tables summarize revenues and operating profit (loss) by operating segment for the three and nine month periods ended September 30, 2000 and 1999.

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues:
  Titan Systems.....................................  $211,547   $186,144   $582,871   $494,251
  Titan Software Systems............................    20,719     10,470     55,696     29,330
  SureBeam..........................................     8,715      3,275     21,806      9,985
  Titan Wireless....................................    21,862      5,009     57,474      9,885
  Emerging Technologies and Businesses..............    12,996      7,992     34,855     23,444
                                                      --------   --------   --------   --------
                                                      $275,839   $212,890   $752,702   $566,895
                                                      ========   ========   ========   ========
Operating Profit (Loss):
  Titan Systems.....................................  $ 19,475   $ 15,229   $  9,590   $ 39,224
  Titan Software Systems............................    (2,959)     2,672    (14,367)     6,173
  SureBeam..........................................       583        679      2,103      1,668
  Titan Wireless....................................     3,081      2,050      8,707      1,656
  Emerging Technologies and Businesses..............       947        636      2,209      1,850
                                                      --------   --------   --------   --------
Segment operating profit before Corporate...........    21,127     21,266      8,242     50,571
Corporate...........................................    (3,039)    (3,127)    (8,728)    (7,195)
                                                      --------   --------   --------   --------
                                                      $ 18,088   $ 18,139   $   (486)  $ 43,376
                                                      ========   ========   ========   ========

    The operating profit of the Titan Systems segment for the nine month period ended September 30, 2000 includes $37,120 of acquisition related charges primarily representing costs and expenses of the ACS and AverStar acquisitions. In the Titan Systems segment, deferred profit of $338 in the three months and $1,080 in the nine months ended September 30, 2000, was recognized associated with two acquisitions in 1999 and one acquisition in 2000. The operating loss of Titan Software Systems for the nine months ended September 30, 2000, includes $1,874 of charges representing costs and expenses of the Cayenta registration statement.

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED)
    During the quarter and nine months ended September 30, 2000, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 2000, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

                                            THREE MONTHS ENDED                        THREE MONTHS ENDED
                                            SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                                   SHARES                                    SHARES
                                    INCOME         (000'S)      PER SHARE     INCOME         (000'S)      PER SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income before extraordinary
  item..........................     $5,691                                    $9,028
Less preferred stock
  dividends.....................       (172)                                     (174)
Effect of minority interests....       (756)                                       --
                                     ------                                    ------

Basic EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders......      4,763         52,796        $0.09         8,854         48,316        $0.18
Effect of dilutive securities:
  Stock options.................         --          3,095           --            --          2,473        (0.01)
  Convertible preferred
    securities..................         --             --           --            --             --           --
  Debentures....................         --             --           --            28          3,615        (0.01)
                                     ------         ------        -----        ------         ------        -----
Diluted EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders plus
    assumed conversions.........     $4,763         55,891        $0.09        $8,882         54,404        $0.16
                                     ======         ======        =====        ======         ======        =====

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED)

                                             NINE MONTHS ENDED                         NINE MONTHS ENDED
                                            SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                                   SHARES                                    SHARES
                                    INCOME         (000'S)      PER SHARE     INCOME         (000'S)      PER SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                  -----------   -------------   ---------   -----------   -------------   ---------
Income (loss) before
  extraordinary item............    $(17,287)                                 $20,367
Less preferred stock
  dividends.....................        (519)                                    (521)
Effect of minority interests....      (2,422)                                      --
                                    --------                                  -------

Basic EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders......     (20,228)       52,625       $(0.38)       19,846         45,854       $ 0.43
Effect of dilutive securities:
  Stock options.................          --            --           --            --          2,156        (0.02)
  Convertible preferred
    securities..................          --            --           --            --             --           --
  Debentures....................          --            --           --           769          5,832        (0.03)
                                    --------        ------       ------       -------         ------       ------
Diluted EPS:
  Income (loss) before
    extraordinary item available
    to common stockholders plus
    assumed conversions.........    $(20,228)       52,625       $(0.38)      $20,615         53,842       $ 0.38
                                    ========        ======       ======       =======         ======       ======

    In the quarter ended September 30, 2000, options to purchase approximately 240,000 shares of common stock at prices ranging from $27.81 to $47.50 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. In the nine months ended September 30, 2000, options to purchase approximately 120,700 shares of common stock at prices ranging from $39.81 to $47.50 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss before extraordinary item. Approximately 2,592,000 shares in the three months and 6,542,300 shares in the nine months ended September 30, 2000, from the potential conversion of convertible securities were not included in the computation as their effect was anti-dilutive. In the nine months ended September 30, 1999, options to purchase approximately 289,000 shares of common stock at prices ranging from $9.50 to $10.63 per share were not included in the computation of diluted EPS, as the exercise price of such options was greater than the average market price of the common shares. No options were anti-dilutive in the three months ended
September 30, 1999. Approximately 462,000 shares of common stock in 2000 and 463,000 shares in 1999 that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (5) OTHER FINANCIAL INFORMATION (CONTINUED)
    Following are details concerning certain balance sheet data:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Inventories:
  Materials.........................................     $12,094         $ 7,725
  Work-in-process...................................      12,232           4,357
  Finished goods....................................       1,998           3,558
                                                         -------         -------
                                                         $26,324         $15,640
                                                         =======         =======

    Included in Prepaid expenses and other at September 30, 2000 is the Company's loan to Sakon in 2000 of $15 million discussed in Note 2. Included in Other assets are deferred financing costs of $18.1 million at September 30, 2000, and $5.5 million at December 31, 1999.

    Supplemental disclosure of cash payments is as follows:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                     -----------------------   -----------------------
                                       2000           1999       2000           1999
                                     --------       --------   --------       --------
Interest...........................  $13,209        $ 5,190    $25,828        $12,292
Income taxes.......................      368          2,835     11,242          4,133

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

NOTE (7) COMMITMENTS AND CONTINGENCIES

    On January 6, 2000, Ion Beam Applications s.a. (IBA), a Belgian corporation, and certain of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against Titan relating to SureBeam's patent for its SureBeam technology. The action attacks the validity of SureBeam's principal patent, seeks a declaration that IBA and its customers have not infringed any of the 62 claims in the patent, and alleges that the Company has engaged in unfair competition and that its conduct constitutes patent misuse. The case has been moved to the federal court in San Diego and the Company intends to vigorously defend SureBeam's patent position. However, a finding in favor of IBA in this action could materially adversely affect the Company's business.

    On August 7, 2000, the former Chief Executive Officer and President of SureBeam Corporation filed an action for declaratory relief in a California state court relating to the termination of his employment with the Company. In August 2000, the claim was settled by the Company.

                             THE TITAN CORPORATION

                               SEPTEMBER 30, 2000

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, OR AS OTHERWISE NOTED)

NOTE (7) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On August 30, 2000, the Company filed a complaint against Does 1-100 in the Superior Court of the State of California, County of Los Angeles, alleging, among other things, defamation and unfair competition. At the time of filing the complaint, the Company could not assess the identity of the defendants because of the anonymous means through which the defamation and unfair competition was perpetrated. The Company had since named Botti Brown as one of the defendants. The Company has alleged that Botti Brown and the other Doe defendants executed a scheme to drive down the price of the Company's common stock by disseminating inaccurate information about the Company and its business units. The Company also has alleged that the scheme was executed to assist the defendants in increasing their gain on short sale transactions involving the Company's common stock. The Company cannot predict with certainty the ultimate resolution of this lawsuit, and intends to prosecute it vigorously. The Company is seeking, among other things, punitive damages, an injunction against disseminating inaccurate information in the future, and a return of any profits received from the alleged short sale transactions.

                             THE TITAN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

REVENUES

    CONSOLIDATED. Our consolidated revenues increased from $212.9 million in the third quarter of 1999 to $275.8 million in the third quarter of 2000 and from $566.9 million for the nine months ended September 30, 1999 to $752.7 million for the nine months ended September 30, 2000. Increased revenues were reported across all business units in the third quarter and nine months ended September 30, 2000, with the most notable revenue increases being 336% in our Titan Wireless segment, 166% in our SureBeam segment (which includes SureBeam Corporation and Titan Scan Technologies Corporation or Titan Scan) and 98% in our Software Systems segments (which includes Cayenta) in the third quarter of 2000 compared to the third quarter of 1999. Revenue growth in the third quarter of 2000 was due in part to the impact of the acquisitions of LinCom Corporation (LinCom), Pulse Engineering (Pulse), and SenCom Corporation (SenCom) made in 2000 in our Titan Systems segment, and the acquisitions of JB Systems, Inc. (d.b.a. Mainsaver), Assist Cornerstone Technologies, Inc. (Assist), and SFG Technologies Inc. (SFG) made in 1999 in our Cayenta subsidiary, as well as shipments of hardware to our customer in Benin, Africa in our Titan Wireless segment.

THREE MONTHS ENDED SEPTEMBER 30, 2000:

    TITAN SYSTEMS. Titan Systems' revenues increased from $186.1 million in the third quarter of 1999 to $211.5 million in the third quarter of 2000, in part reflecting the impact of the acquisitions of LinCom, Pulse, and SenCom, and to a lesser degree, due to increased production of Titan Systems' Mini-DAMA units and manpacks and increased demand for signal processing antennas. These increases were offset by a reduction of revenues from AverStar's year 2000 business and a contract completed by ACS, both of which occurred in late 1999.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $10.5 million in the third quarter of 1999 to $20.7 million in the third quarter of 2000, primarily driven by the growth in Cayenta's enterprise application integration business, a component of Cayenta's Total Service Provider (TSP) offering, by revenues recorded on a new international systems integration project for which Cayenta commenced work during the third quarter of 2000, and by software license revenues from Cayenta's proprietary e-commerce, revenue cycle management and enterprise asset management applications principally generated by the companies acquired by Cayenta in 1999. Cayenta expects to continue to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN WIRELESS. Titan Wireless' revenues increased from $5.0 million in the third quarter of 1999 to $21.9 million in the third quarter of 2000, principally due to continued shipments of hardware to its customer in Benin of approximately $13.8 million. In addition, approximately $7.9 million of increased service revenues from Sakon, Titan's subsidiary, related to the commencement of long distance service in Latin America, Africa, and the Middle East, resulted from carrying long distance traffic to 23 sites in 13 countries.

    SUREBEAM (INCLUDING SUREBEAM CORPORATION AND TITAN SCAN). SureBeam's revenues increased from $3.3 million in the third quarter of 1999 to $8.7 million in the third quarter of 2000, resulting primarily from revenues generated on the production of its turn-key food irradiation systems for Tech Ion, a food irradiation company located in Brazil, and from revenues generated on the production of a turn-key sterilization system to a medical sterilization company.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues increased from $8.0 million in the third quarter of 1999 to $13.0 million in the third quarter of 2000, primarily related to AverStar's acquisition of MJR Associates, Inc. in March 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000:

    TITAN SYSTEMS. Titan Systems' revenues increased from $494.3 million in the nine months ended September 30, 1999 to $582.9 million in the nine months ended September 30, 2000, in part reflecting the impact of the acquisitions of System Resources Corporation and Atlantic Aerospace Electronics Corporation in 1999, and the acquisitions of LinCom, Pulse, and SenCom in 2000, and to a lesser degree, due to increased production of Titan Systems' manpacks and increased demand for signal processing antennas, as well as increased demand for systems design and integration services from the Air Force, Army and intelligence community. These increases were offset by a reduction of revenues from AverStar's year 2000 business and a contract completed by ACS, both of which occurred in late 1999.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' revenues increased from $29.3 million in the nine months ended September 30, 1999 to $55.7 million in the nine months ended September 30, 2000, primarily driven by the growth in Cayenta's enterprise application integration business, a component of Cayenta's Total Service Provider (TSP) offering, by revenues recorded on the new international systems integration project noted above, and by software license revenues from Cayenta's proprietary e-commerce, revenue cycle management and enterprise asset management applications principally generated by the companies acquired by Cayenta in 1999. Cayenta expects to continue to diversify its customer base as it expands its sales and marketing efforts and further develops and launches its TSP offering.

    TITAN WIRELESS. Titan Wireless' revenues increased from $9.9 million in the nine months ended September 30, 1999 to $57.5 million in the nine months ended September 30, 2000, principally due to continued shipments of hardware to its customer in Benin of approximately $42.8 million. In addition, approximately $17.3 million of increased service revenues generated by Sakon, Titan's subsidiary, relating to the commencement of long distance service in Latin America, Africa, and the Middle East contributed to Titan Wireless' increased revenues.

    SUREBEAM (INCLUDING SUREBEAM CORPORATION AND TITAN SCAN). SureBeam's revenues increased from $10.0 million in the nine months ended September 30, 1999 to $21.8 million in the nine months ended September 30, 2000, resulting primarily from revenues generated on the production of its food irradiation systems for various customers, as well as revenues recorded on the production of a turn-key sterilization system for a medical sterilization company.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' revenues increased from $23.4 million in the nine months ended September 30, 1999 to $34.9 million in the same period in 2000, primarily related to the acquisition of MJR Associates, Inc. in March 2000.

SELLING, GENERAL AND ADMINISTRATIVE

    Our selling, general and administrative (SG&A) expenses increased from $32.6 million in the three months and $93.1 million in the nine months ended September 30, 1999, to $49.3 million in the three months and $141.3 million in the nine months ended September 30, 2000. SG&A, as a percentage of revenues, increased from 15.3% in the three months and 16.4% in the nine months ended September 30, 1999 to 17.9% in the three months and 18.8% in the nine months ended September 30, 2000. The increase is primarily attributable to the increased amortization of goodwill costs, which increased from $2.4 million in the three months and $5.9 million in the nine months ended September 30, 1999 to $7.1 million in the three months and $21.9 million in the nine months ended September 30, 2000. This increase is attributed to the goodwill resulting from the acquisitions of SRC, AAEC, Mainsaver, Assist, and SFG during 1999 and from the acquisitions of LinCom, Pulse, SenCom and MJR in 2000. In addition, during the first quarter of 2000, the amortization periods related to the goodwill associated with the acquisitions made by Cayenta of Transnational Partners II, LLC (TNP), Mainsaver, Assist, and SFG were reduced from 30 (for TNP) and 20 years (for Mainsaver, Assist, and SFG) to 5 years. In addition, increased sales, marketing and administrative costs were incurred in our Cayenta segment, reflecting the development and implementation of Cayenta's new TSP offering, and, to a lesser degree, due to increased sales and marketing efforts to expand our food irradiation business. We expect that this trend will continue throughout fiscal 2000.

RESEARCH AND DEVELOPMENT

    Our R&D expenses increased from $1.6 million in the three months and $5.3 million in the nine months ended September 30, 1999, to $3.1 million in the three months and $8.4 million in the nine months ended September 30, 2000. As a percentage of revenues, R&D expenditures increased from .7% to 1.1% in the third quarter of 1999 compared to the third quarter of 2000. For the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, R&D increased slightly from .9% to 1.1% of revenues. We anticipate that R&D efforts will increase throughout the remainder of fiscal 2000.

ACQUISITION RELATED CHARGES

    Acquisition related charges of $39.0 million in the nine months ended September 30, 2000 include costs of $25.4 million related to the ACS merger including direct transaction costs of approximately $9.3 million comprised of accounting, legal, investment banker, financial printing and other direct costs. Also included in the ACS merger costs was a write-down of approximately
$5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination and retention costs of approximately $3.1 million, $2.5 million of costs to eliminate duplicate facilities and assets and a valuation allowance of $5.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as it relates to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

    Included in acquisition related charges is $11.7 million related to the merger with AverStar. These costs consisted of approximately $5.9 million of direct transaction costs, approximately $5.5 million of employee termination and retention costs, and costs to eliminate duplicate facilities of approximately $.3 million. The acquisition related charges in the nine months ended
September 30, 2000 also include approximately $1.9 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the pending initial public offering of Cayenta. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banker, financial printing, and other direct costs.

OPERATING PROFIT (LOSS)

    CONSOLIDATED. Our operating performance decreased from an operating profit of $18.1 million in the third quarter and $43.4 million in the first nine months of 1999, to operating income of $18.1 million in the third quarter and an operating loss of $.5 million in the first nine months of 2000. The operating performance in 2000 was impacted by an increase in goodwill amortization costs of $4.6 million in the third quarter and $16.0 million in the first nine months of 2000, and the acquisition related charges of $39.0 million in the first nine months of 2000 noted above. On a pro forma basis, excluding the impact of the acquisition related charges, the amortization of goodwill, and a deferred compensation charge of $.4 million in the third quarter and $.9 million in the first nine months of 2000, respectively, operating profit increased from $20.6 million in the third quarter and $49.3 million in the first nine months of 1999, to $25.5 million in the third quarter and $61.3 million in the first nine months of 2000. Operating margins in the third quarter and first nine months of 2000 were impacted by increased sales and marketing efforts incurred in the Cayenta and SureBeam segments, as well as a significant increase in administrative costs to build the infrastructure of Cayenta.

THREE MONTHS ENDED SEPTEMBER 30, 2000:

    TITAN SYSTEMS. Titan Systems' operating performance increased from an operating profit of $15.2 million in the third quarter of 1999 to $19.5 million in the third quarter of 2000, primarily reflecting the impact of the increased revenues noted above. Included in operating results are charges for amortization of goodwill of approximately $2.3 million in the third quarter of 1999 and $2.7 million in the third quarter of 2000. Excluding the impact of these charges, operating profit increased from $17.5 million in the third quarter of 1999 to $22.2 million in the third quarter of 2000.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' (including Cayenta) operating performance decreased from an operating profit of $2.7 million in the third quarter of 1999 to an operating loss of $3.0 million in the third quarter of 2000. Included in the operating results for the third quarter of 2000 is a charge for amortization of goodwill of approximately $3.5 million, compared to $.1 million in the same quarter for 1999. Increased amortization was a result of the acquisitions of Mainsaver, Assist and SFG. In addition, deferred compensation of $.1 million is also included in the operating results for the third quarter of 2000. Excluding the impact of these charges, operating profit decreased from $2.8 million in the third quarter of 1999 to $.6 million in the third quarter of 2000. The increase in revenues noted above was more than offset by increased SG&A efforts to build the infrastructure of Cayenta as well as increased sales and marketing efforts.

    TITAN WIRELESS. Titan Wireless' operating income improved from $2.1 million in the third quarter of 1999 to $3.1 million in the third quarter of 2000, as a result of the increased revenues noted above.

    SUREBEAM (INCLUDING SUREBEAM CORPORATION AND TITAN SCAN). SureBeam's operating results decreased slightly from $.7 million in the third quarter of 1999 to $.6 million in the third quarter of 2000. Included in the operating results for the third quarter of 2000 is a charge for amortization of goodwill of approximately $.9 million and a deferred compensation charge of $.2 million. Excluding the impact of these charges, operating profit increased from $.7 million to $1.7 million. This improvement was primarily due to the increase in revenues mentioned above, offset partially by increased sales and marketing efforts.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results increased from $.6 million in the third quarter of 1999 to $.9 million in the same period in 2000, primarily as a result of the increased revenues noted above.

NINE MONTHS ENDED SEPTEMBER 30, 2000:

    TITAN SYSTEMS. Titan Systems' operating performance decreased from an operating profit of $39.2 million in the first nine months of 1999 to $9.6 million in the first nine months of 2000, primarily reflecting the impact of acquisition charges of $37.1 million to consummate the AverStar and ACS mergers. Included in operating results are charges for amortization of goodwill of approximately $5.6 million in the first nine months of 1999 and $7.4 million in the first nine months of 2000. Excluding the impact of acquisition related charges and amortization of goodwill, operating profit increased from $44.8 million in the first nine months of 1999 to $54.1 million in the same period in 2000, primarily reflecting the impact of the increased revenues noted above.

    SOFTWARE SYSTEMS (INCLUDING CAYENTA). Software Systems' (including Cayenta) operating performance decreased from an operating profit of $6.2 million in the first nine months of 1999 to an operating loss of $14.4 million in the first nine months of 2000. Included in the operating results for the first nine months of 2000 is a charge for amortization of goodwill of approximately
$13.2 million, compared to $.3 million in the same period for 1999. Increased amortization was a result of acquisitions of Mainsaver, Assist and SFG. In addition, deferred compensation of $.6 million and $1.9 million of costs incurred to file a registration statement of Cayenta are also included in the operating results for the first nine months of 2000. Excluding these charges, operating profit decreased from $6.5 million in the first nine months of 1999 to $1.3 million in the same period of 2000. The increase in revenues noted above was more than offset by increased SG&A efforts to build the infrastructure of Cayenta as well as increased sales and marketing efforts.

    TITAN WIRELESS. Titan Wireless' operating results improved from operating income of $1.7 million in the first nine months of 1999 to operating income of $8.7 million in the first nine months of 2000, primarily as a result of the increased revenues noted above.

    SUREBEAM (INCLUDING SUREBEAM CORPORATION AND TITAN SCAN). SureBeam's operating income increased from $1.7 million in the first nine months of 1999 to $2.1 million in the same period in 2000. Included in the operating results for the first nine months of 2000 is a charge for amortization of goodwill of approximately $1.3 million and a deferred compensation charge of $.3 million. Excluding the impact of these charges, operating profit increased from $1.7 million to $3.7 million. This improvement was primarily due to the increase in revenues mentioned above, offset partially by increased sales and marketing efforts.

    EMERGING TECHNOLOGIES AND BUSINESSES. Emerging Technologies' operating results increased slightly from $1.9 million in the first nine months of 1999 to $2.2 million in the same period in 2000.

INTEREST EXPENSE, NET

    Our net interest expense increased from $4.4 million in the third quarter and $12.2 million in the nine months ended September 30, 1999 to $10.7 million in the third quarter and $25.8 million in the nine months ended September 30, 2000. Net interest expense increased primarily as a direct result of the increased level of our borrowings, and the issuance of our Remarketable Term Income Deferrable Equity Securities or HIGH TIDES, to fund the growth in the various segments, as well as due to an increase in our effective interest rates. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $255 million in the third quarter of 2000, at a weighted average interest rate of 10.02%.

INCOME TAXES

    Income taxes reflect an effective rate of 35% in the third quarter and 22% in the nine months ended September 30, 2000 compared to 34% in the third quarter and 35% in the nine months ended September 30, 1999. The effective rate in the nine months ended September 30, 2000 was impacted by the non-deductibility of certain acquisition related charges and amortization costs, which resulted in a substantially reduced tax benefit rate. We anticipate that our effective income tax rate will remain stable in the foreseeable future at an approximate rate of 30% to 35%.

NET INCOME (LOSS)

    We reported net income of $9.0 million in the third quarter of 1999 and $20.4 million in the nine months ended September 30, 1999 compared to net income of $5.7 million in the third quarter of 2000 and a net loss of $22.0 million in the nine months ended September 30, 2000. Included in the net loss for the nine months ended September 30, 2000 is an extraordinary loss of $4.7 million, net of tax, related to the early extinguishment of AverStar's credit facility in the second quarter of 2000 and our existing credit facility with Scotia Bank during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities.

    Our investing activities used cash of $162.0 million in the nine months ended September 30, 2000, primarily to fund the acquisitions of Pulse, Lincom, SenCom, MJR, and Ivoire Telecom. Our financing activities provided cash of $274.3 million, which amount primarily reflected proceeds from the funding of the $150 million secured term loan and the issuance of the HIGH TIDES discussed below, partially offset by net reductions in borrowings under debt assumed in the ACS and AverStar mergers.

    On February 9, 2000, Titan Capital Trust, our wholly owned subsidiary, issued 4 million Remarketable Term Income Deferrable Equity Securities or HIGH TIDES at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from us 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030.

    We used $100 million of the new term loan facility and part of the total $250 million proceeds from the sale of the HIGH TIDES to repay all outstanding balances on our previous credit facility, which aggregated approximately
$152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. On June 1, 2000 we amended our credit facility for an additional term loan financing of $150 million. As of November 6, 2000, we have $248.8 million in outstanding borrowings on our secured term loan facilities, $3.9 million in letters of credit outstanding and $13.8 million in cash and equivalents.

    We have a receivable of approximately $3.9 million from our Indonesian customers, PSN, which was due on September 30, 2000, and accrues interest at 10% per annum. We have signed an amendment, which extends the terms of payment to November 15, 2000. We have agreed in the amendment to accept $2.6 million, plus accrued interest, and the return of certain terminals valued at approximately $1.3 million as satisfaction for all amounts outstanding. At any time prior to the payment of the obligation in full, we may elect to convert all or a portion of the principal and interest due into common stock of PSN, based on its then current market value. In addition, if PSN sells any of its interest in its wholly-owned subsidiary, subject to other third party obligations, PSN is required to immediately pay to us the lesser of the $3.9 million or the total amount of the outstanding balance owed to us. In the event that PSN obtains financing from additional sources, the payment terms of its obligations to us will be renegotiated at that time. Titan received a payment of $3.9 million from PSN in the third quarter of 1999, in accordance with the negotiated payment terms.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan
Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to $30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments beginning on December 31, 2000, and ending on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The equipment provided by Titan Africa will also be paid for in seven equal semi-annual installments commencing December 31, 2000. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding on the equipment provided by Titan Africa could be paid in full prior to December 31, 2003. As of September 30, 2000, approximately $18.3 million was drawn on this facility. In October 2000, under the Benin program, the Company collected an $18 million receivable from an African group related to its sale of a portion of its economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

    As part of our strategy of seeking external financing to grow our commercial businesses, our Cayenta and SureBeam subsidiaries have filed registration statements for initial public offerings of their common stock. We cannot guarantee that Cayenta or SureBeam will succeed in completing these offerings, which may be adversely affected by market conditions or other factors. We have extended a credit facility of up to a maximum of $80 million to Cayenta under which Cayenta owed us approximately $78 million as of October 27, 2000. We have extended a credit facility of up to a maximum of $75 million to SureBeam under which SureBeam owed us approximately $48 million as of November 6, 2000. Neither Cayenta nor SureBeam may use the proceeds of their initial public offerings to pay amounts outstanding under their credit facilities with us.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility as described above and other available cash sources. Management believes that the amounts available under the credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2000 and 2001 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements, including with limitations our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, regarding the Company's entry into new commercial businesses and new markets such as the food pasteurization market that require the Company to develop demand for its product, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

                             THE TITAN CORPORATION
                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. (27.1) Financial Data Schedule.

b.  None

                             THE TITAN CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000                               THE TITAN CORPORATION

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