Form 10-K405
period 2000-12-31
TITAN CORP
filed 2001-04-02
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

-OR-

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-6035

THE TITAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2588754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001: $954,653,217.

    Number of shares of Common Stock outstanding as of March 23, 2001 was: 54,109,143.

Documents Incorporated By Reference:

    Proxy Statement for the 2001 Annual Meeting of Stockholders on May 16, 2001. (The Company has filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2001 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Parts II and III.

    Competition.  SureBeam competes against several companies seeking to address the food safety market. SureBeam's electronic food irradiation technology competes with gamma ray irradiation, as well as alternatives to irradiation such as thermal sterilization, gas fumigation, chemical washes and high-pressure sterilization techniques. SureBeam believes that none of its competitors currently is using electron beam technology to irradiate food for commercial sale. However, Ion Beam Applications s.a. claims that it provides electronic food irradiation systems and services. SureBeam's competitors include Flow International Corporation, Ion Beam Applications s.a., MDS/Nordion, Food Technologies Corporation and STERIS Corporation. SureBeam is aware of other companies that are attempting to develop in-line electronic food irradiation systems. While SureBeam believes that its patents with respect to its conveyor and shielding systems provide it with an advantage in processing products through the electron beam, competitors may develop their own different methods of processing that would not fall within the scope of its patents and would adversely effect its competitive position.

    Flow International Corporation is a developer and manufacturer of ultrahigh-pressure technology for cutting, cleaning and food safety applications. Ion Beam Applications s.a. is a provider of gamma ray technology systems for medical product sterilization, food irradiation and other industrial applications, and, additionally, it claims to provide electronic food irradiation systems. STERIS Corporation offers services including gamma ray technology and gas fumigation, which are primarily for medical product sterilization. STERIS and Ion Beam Applications have each announced that they intend to pursue food irradiation opportunities using electronic irradiation. MDS/Nordion, both independently and through its majority ownership of Food Technologies Service, currently offers only gamma ray technology irradiation. These organizations may have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than SureBeam does. SureBeam believes that its system has advantages over gamma ray irradiation in that its system uses ordinary electricity, can be integrated into a customer's production line and pasteurizes food faster than gamma ray irradiation. In addition, the cost of overall operation of the SureBeam system is comparable to that of other irradiation products. However, gamma ray irradiation does not require products to be removed from the shipping pallet prior to processing, while the SureBeam process does when products are processed in the service centers. The SureBeam system also has advantages over alternatives to irradiation. Thermal and high pressure sterilization can alter the flavor and quality of most food products. Gas fumigation is not approved for food use in the United States and chemical washes kill surface bacteria but have little effect on pathogens beneath the surface of food. However, to the extent a customer is concerned with killing surface pathogens only or is not concerned with alteration of food flavor or quality, these alternative methods may be sufficient and less expensive.

Titan Wireless

    Overview.  Titan Wireless provides communications services and systems to developing countries primarily in Asia, Africa, the Middle East, Latin America and Eastern Europe. In conjunction with its subsidiaries Sakon and Ivoire Telecom, Titan Wireless has built a global communications network. This network currently consists of:

  •
  three hubs that route network transmissions between satellites and the international fiber optic network;

  •
  leased transponder space on various satellites that together provides global geosynchronous satellite coverage;

  •
  international gateways that route network transmissions between the satellites and a country's public switched telephone network, or PSTN, and between different types of communications equipment in that country and the country's PSTN; and

  •
  network operations centers in San Diego, Paris and New Jersey from which the network is monitored.

    While Titan Wireless has historically generated most of its revenues by supplying communications systems and products and providing related integration services in developing countries, Titan Wireless is increasingly generating revenues from providing communications services over this network. Service revenues are being generated from retail customers in developing countries as well as from wholesale sales to long distance carriers that use the network to carry their long distance communications traffic. Titan Wireless's network has been built using its own communications products, which include advanced satellite ground terminals or gateways, Very Small Aperture Terminals, or VSATs, monitoring and control software, and satellite voice/data modems, as well as products purchased from other equipment vendors.

    Titan Wireless is continuing to seek service revenues from communications systems it installs, and is now in the process of installing wireless systems, or wireless local loops (WLL), to connect local businesses with the PSTN and/or to its long distance international gateways in several of its target markets. Upon installation of a system in a target market, Titan Wireless will be able to offer a full range of communications services, including voice, facsimile, data, Internet and network communications services, to customers in that market. Titan Wireless installs an on-site antenna at businesses that use its wireless systems for local and/or long distance communications services. The cost of that antenna and its installation is paid for either by Titan Wireless or the businesses, depending on the terms of the business arrangement.

    Titan Wireless's project for the national telephone company of Benin, Africa, illustrates the combination of Titan Wireless's communications services and product offerings. Titan Wireless, the prime contractor for the project, was hired to install and operate several important components of the government's communications infrastructure, including a global system for mobile communications, or GSM, cellular network, rural telephony network, fiber optic backbone, and local telephone switching equipment. Alcatel of France is a major subcontractor to Titan Wireless on this project, with responsibility for installing, among other parts of the project, the GSM cellular network. The entire system is expected to be completed by the end of 2001. Under the terms of the applicable contracts governing the project, Titan Wireless will co-operate the system with the national telephone company until all equipment has been paid for and then transfer the operations to the national telephone company. In addition to realizing revenue and profit on the equipment portion of the project, Titan Wireless will share in the revenue generated by the system. The terms of the Titan Wireless agreement with the customer include, among other things, a revenue sharing of total net receipts on this project for up to a maximum of nine years, depending upon when the equipment has been paid for. Revenues of approximately $50.1 million, or approximately 61%, of Titan Wireless's revenues were generated from the Benin project during 2000.

    Titan Wireless's core network technology relies heavily on our DAMA technology, which was developed under Department of Defense contracts beginning in 1983. DAMA enables more cost-effective and efficient use of satellite transmission capacity by increasing the amount of information that can pass through a satellite transponder and by allowing each VSAT in a satellite network to communicate with any other VSAT in the network without going through a central hub. We believe that our DAMA technology allows us to route customer connectivity requests more efficiently than any of our competitors.

    Titan Wireless has also developed substantial expertise in critical engineering disciplines such as satellite ground system design, radio frequency and digital engineering, digital and communications signal processing software, network management and modem technology. This expertise, combined with the adaptable core technologies and design supporting Titan Wireless's network, allows Titan Wireless to offer customers in developing countries complete communications systems that can use satellite-based technology, terrestrial-based wireless local loop technology, and/or GSM technology. Through its subsidiaries Sakon and Ivoire Telecom and its local partners, Titan Wireless is currently providing long distance or other communications services in more than 20 developing countries. For the year ended December 31, 2000, Titan Wireless had revenues of approximately $81.5 million.

    Industry Overview.  Vast regions of the world remain without adequate communications infrastructure. In 1998, according to the International Telecommunication Union, countries in our targeted markets had fewer than two subscriber lines per 100 inhabitants compared to 66.13 in the United States. Internet connections and broadband systems are even less available. Government deregulation combined with unmet demand for communications services, including voice, data, and Internet connectivity, in many developing countries has provided numerous opportunities for companies able to provide cost-effective, high quality services. A combination of several factors, including advancement in voice and data transmission technologies, development of low cost ground terminals, the existence of commercial satellite availability, and the development of relatively low cost terrestrial-based wireless local loop equipment has made the commercial delivery of communications services, including voice, facsimile, data, Internet and network communications services, to developing countries more feasible.

    Competitive Strengths.  Titan Wireless considers the following to be its competitive strengths:

      Low Network and Operating Costs. Titan Wireless's global communications network is well-suited for commercial deployment in developing countries because it is designed to function at relatively low network and operating costs. The network utilizes Titan Wireless's DAMA network management software, which allows for multiple simultaneous users to efficiently access the same satellite channel, resulting in "space segment" cost savings and improved operational flexibility. In addition, Titan Wireless leases access to the geosynchronous satellites that it uses in its operations rather than purchasing satellites outright, and as a result does not have to recover the substantial costs associated with investments in satellites. Titan Wireless has also established its hubs in locations where Titan Wireless has been able to economically lease access to the international fiber optic network, which has also contributed to its ability to provide its communications services at relatively low cost. Because of these relatively low operating costs, Titan Wireless can charge prices for its communications services in developing countries that are both profitable to Titan Wireless and affordable to customers.

      Strategic Alliances with Local Partners. Titan Wireless develops and markets its communications services and systems through strategic alliances with local partners, such as regional and local communications services providers. In each location that Titan Wireless is operating, a local partner serves an important role as Titan Wireless's intermediary with local regulators and experts in the local market. Titan Wireless considers its ability to identify and enter into strategic relationships with effective local partners to be one of its competitive advantages.

      Adaptable Technology and Integration Expertise. The core technologies and design supporting Titan Wireless's network can be adapted for use with different types of services such as voice, data or Internet or different technology such as VSAT technology, terrestrial-based wireless local loop technology and GSM technology. This adaptability, combined with Titan Wireless's expertise in integrating these different types of communications technology, provides Titan Wireless with the ability to offer different types of communications services to customers and to pursue many different types of opportunities in developing countries.

    Strategy.  Titan Wireless's objective is to become a leading provider of communications services and systems in developing countries. To achieve this objective, Titan Wireless intends to pursue the following strategies:

      Increase service revenues. Titan Wireless intends to expand its installation and integration activities for communications systems and increasingly generate service revenues from installed equipment. One of Titan Wireless's key initiatives is to provide long distance communications services in developing countries. Titan Wireless is also in the process of installing wireless local loop technology to provide a full range of communications services, including voice, facsimile, data, Internet and network communications services, in several of its target markets. Titan Wireless derived 37% of its revenues during 2000 from providing communications services, with substantially all of its remaining revenues during 2000 being derived from its Benin project.

      Generate revenues from corporate customers. The core technologies and design supporting Titan Wireless's communications systems can be readily integrated with terrestrial wireless local loop technology. Titan Wireless believes that large local corporations and multinational corporations with operations in developing countries are fairly regular and heavy users of communications services, and a likely source of strong demand for wireless communications services delivered over Titan Wireless's communications systems. Titan Wireless intends to pursue wireless local loop licenses and install wireless local loop infrastructure in those markets where it acquires such licenses in order to offer a full range of communications services to corporate customers.

      Generate revenues from mobile customers. According to the International Telecommunications Union, certain developing countries are experiencing some of the fastest mobile subscriber growth in the world. Titan Wireless's first experience with mobile communications was in Benin, Africa, where Titan Wireless, in conjunction with its subcontractor Alcatel of France, installed the first phase of a GSM cellular network for the national telephone company covering a major city, and participates in the revenue stream generated by the use of the system. Today, more than 55,000 customers are using the system in less than a year of operation. Titan Wireless will continue to pursue similar opportunities in the future.

      Expand relationships with local partners. Titan Wireless utilizes local partners to enter new markets. Titan Wireless continually evaluates potential additional strategic alliances that can provide financial, technological and/or marketing resources for its communications services and systems. Titan Wireless seeks partnerships with regional and local communications service providers who can obtain operating permits and play a key role in the installation and operation of a satellite communications network or wireless communications network in a developing country.

      Lead satellite communications technology innovation. Titan Wireless has combined expertise gained under government-sponsored development projects and its own internal development efforts to become a leader in low-cost, efficient satellite communications technology. Titan Wireless is currently in the process of developing Xpress II, its next generation VSAT terminal that will allow the two-way delivery of broadband services through a satellite-based VSAT terminal.

    Competition.  The industries and markets in which Titan Wireless competes are highly competitive, and we expect that competition will increase in such markets. Titan Wireless encounters competition from numerous companies, including large and emerging domestic and international companies, many of which have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than Titan Wireless. Some of Titan Wireless's competitors include Gilat Satellite Networks Ltd., Hughes Network Systems, STM Wireless, Inc. and ViaSat, Inc. Others are long distance carriers like IDT Corporation, Primus Telecommunications Group, AT&T Corp., Sprint Corporation and WorldCom, Inc.

Cayenta

    Overview.  As a total services provider, or TSP, Cayenta provides software applications and implementation and integration services to customers to solve specific business and operating problems. These software applications can be tailored for the customers' business and operating requirements and made accessible via the Internet. Cayenta's target markets include municipalities/utilities, transportation/logistics, retailing, and manufacturing. Cayenta currently offers proprietary software applications and related customized services for revenue cycle management, equipment monitoring and maintenance, and retailing. For the year ended December 31, 2000, Cayenta had revenues of approximately $77.4 million.

    Industry Overview.  The rapid growth of the Internet and related increases in accessibility of information and frequency of e-business and e-government transactions is creating significant new opportunities and challenges for businesses and governmental entities. Businesses and governmental entities face significant technical challenges in their efforts to use the Internet to improve communications with their trading partners, customers and constituents and enhance operational efficiencies, including:

  •
  solving integration and compatibility issues caused by the patchwork of proprietary and third party systems that businesses and governmental entities often implemented without a focused information technology strategy;

  •
  integrating data from disparate systems to increase its value;

  •
  adopting and integrating new and rapidly changing technologies while preserving investments in existing systems;

  •
  developing comprehensive end-to-end e-business solutions that link web sites with accounting and fulfillment systems and accommodate and account for complex billing, settlement and supply-chain transactions; and

  •
  tailoring standard software applications to their business processes and governmental functions while ensuring that these applications are compatible with those of their trading partners, customers and constituents.

    Many businesses and governmental entities currently have to manage multiple software applications, systems integrators and service vendors to address their challenges in doing business, increasing operational efficiencies and managing information over the Internet. Many information technology companies specialize in only a single aspect of services delivery, such as web design, software application development, systems integration or hosting of commercially available software applications. We believe that the complexity of combining all of these elements from different providers makes it difficult for businesses and governmental entities to implement information technology products and services in a cost-effective and timely manner.

    We believe that a significant market opportunity exists for information technology providers such as Cayenta that understand their customers' businesses and governmental functions and provide consulting and integration services and customized software applications. The Gartner Group forecasts that the market for e-business services will grow from $75.8 billion in 2000 to $527 billion by 2005.

    The Cayenta Solution.  Cayenta believes that the following features of its information technology products and services differentiate Cayenta from its competitors:

      Total Services Provider. We believe that, by using a total services provider, companies and governmental entities can use a single third party provider for specific business or governmental functions and technology requirements rather than relying upon multiple vendors. We also believe that Cayenta's TSP offering provides its customers with a number of benefits over internally developed and hosted systems, including lower and more predictable capital and operating costs, quicker deployment and greater adaptability, scalability and reliability.

      Increased Operability and Adaptability of Customers' Systems. Cayenta designs server operating systems and software applications that permit its customers to integrate different systems within their organizations and between their organizations and those of their trading partners. Cayenta's information technology products and services also accommodate customer technology preferences for server operating systems, and facilitate accessibility of software applications over the Internet. By providing its customers' systems with greater operability, we believe that Cayenta's information technology products and services reduce their manual and redundant business processes and related costs, and enable them to use their systems to help create new business relationships with other companies. By being adaptable, we believe that Cayenta's information technology products and services permit its customers to add or change software applications rapidly as their businesses evolve.

      Tailored Offerings for Customers' Business Processes and Governmental Functions. Cayenta's industry expertise helps it define and deliver tailored software applications and services for its customers' industries, markets and constituents. Cayenta allows its customers to add additional functions to standard software applications that are specific to their needs. Cayenta adds these functions by using separate, tailored software applications that extend the capabilities of standard software applications.

      Proprietary Multi-Channel Retailing Package. Cayenta integrates a customer's web site with the customer's existing software applications and systems to support order processing, catalog management, customer service, inventory management, order fulfillment, billing and collections and account settlement. We believe that this multi-channel retailing package provides Cayenta's customers with a single point of contact for managing and monitoring all of their retailing transactions, including e-business, catalog and in-store transactions.

      Proprietary Revenue Cycle Management Offering. Cayenta offers software applications that its customers use to track, collect and settle billing and payment transactions with their customers and trading partners. These software applications help Cayenta's customers address their needs relating to customer enrollment, creditworthiness, purchasing, contract management, bill generation, bill presentment, collections and settlement. Cayenta's software also provides audit and compliance functions that its customers use to manage the complex contract terms that are prevalent in e-business and their receivables and fulfillment process.

      Proprietary Equipment Monitoring and Maintenance Offering. Cayenta offers software applications that enable customers to efficiently manage their equipment monitoring and maintenance processes. These software applications address maintenance scheduling, materials and parts management, and work order processing.

    Strategy.  Cayenta's objective is to be the leading TSP. To achieve this objective, Cayenta intends to pursue the following strategies:

      Continue to enhance its TSP offering. Cayenta intends to enhance its TSP offering by adding functions that address other business processes. Cayenta plans to add these new functions by establishing strategic alliances, enhancing its current software applications, and entering into supply and service agreements with companies that are in industries it is targeting or that provide technology that it considers attractive for its TSP offering.

      Target specific industries. Cayenta targets industries with complex and substantial information technology requirements. Cayenta currently has expertise in multiple industries, including municipalities/utilities, transportation/logistics, retailing, and manufacturing. Cayenta intends to further penetrate these industries by establishing strategic alliances and joint ventures with companies in those industries. As part of these efforts, Cayenta intends to develop information technology products and services in collaboration with participants in those industries. Cayenta believes that focusing on several specific industries provides it with a competitive advantage in developing information technology products and services for those industries.

      Continue to develop core competencies. Cayenta intends to expand its expertise in building and deploying software applications and in integrating its customers' internal systems with one another and with those of their customers, trading partners and constituents. Cayenta intends to continue incorporating technologies that support its customers' complex information technology needs into both standard and tailored software applications that it designs and implements for customers. Cayenta seeks out and tests new technologies as part of its internal research activities and in conjunction with customer projects. Cayenta augments its software offerings by utilizing open source software that is publicly available for reuse from Internet-based and other software development initiatives. Cayenta believes that its ability to successfully implement information technology products and services for its customers that incorporate leading technology enables it to gain insight into the relative strengths and weaknesses of competing technologies and to sell value-added consulting and integration services.

      Build its hosted customer base. Cayenta markets its hosted proprietary software applications and implementation services both to existing customers and to new customers of its software applications as they replace or upgrade systems or increase their e-business or e-government activities. We believe Cayenta's hosted proprietary software applications and implementation services will allow it to establish stronger relationships with customers, provide a recurring revenue stream and enable it to sell additional services.

    Competition.  The information technology services business is intensely competitive and subject to rapid technological change. Cayenta expects the competition to continue and intensify. Cayenta's competitors include:

  •
  information technology service providers, such as Accenture, Answerthink, Inc., Cambridge Technology Partners, Inc., which recently announced it would be acquired by Novell Inc. in a stock-for-stock transaction, Electronic Data Systems Corporation, KPMG Consulting, Inc., Sapient Consulting and Tanning Technology Corporation; and
  •
  software product companies, such as CommercialWare, Inc., Datastream Systems, Inc., ORCOM Solutions, Inc., Peace SW, PSDI, Ecometry Corporation, South Carolina Technologies, and Yantra Corporation.

    In comparison with Cayenta, many of its competitors are larger, have more brand recognition and have substantially greater financial infrastructure, personnel, and marketing resources. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to Cayenta's technologies. The costs to develop and to provide information technology services are relatively low. Moreover, barriers to entry, particularly in the areas of information technology consulting and integrating software applications, are low. Therefore, Cayenta will likely continue to face additional competition from new entrants into its industry. Cayenta believes that the primary competitive factors for its business include client value and service, the experience, technical knowledge and creative skills of personnel delivering solutions and services, and the success and reliability of the delivered solutions and services.

Emerging Technologies and Businesses

    Overview.  In Emerging Technologies and Businesses, we leverage our intellectual property portfolio to create commercial technology applications or individual businesses from technologies originally developed in government-sponsored or self-funded research and development programs or obtained through an acquisition. We include in Emerging Technologies and Businesses at any given time those commercial technology applications and individual businesses that we have not at that point developed into core subsidiaries and designated as separate operating segments. For the year ended December 31, 2000, Emerging Technologies and Businesses had revenues of approximately $52.9 million.

    The following are examples of some of the technology-based businesses that are currently included in our Emerging Technologies segment.

      e-tenna is a majority-owned subsidiary where the core technologies and expertise were acquired as part of our acquisition of Atlantic Aerospace Electronics Corporation during 1999 and then further developed by us. We have chosen to utilize external equity financing to help fund the development of this business. e-tenna is developing antennas based on electromagnetic technology that it expects will establish new performance standards for the next generation of antennas. The key features of the technology are that it suppresses undesired radio frequency currents, thereby isolating the antenna from influences that could degrade performance. It also improves signal strength by causing power to radiate away from the device in which the antenna is being used. e-tenna's antennas can be embedded into a device, such as a cell phone, in which the antenna is being used. We expect e-tenna's technology will provide some or all of the following benefits: improved quality of service, longer battery life, better coverage and system capacity, and lower levels of specific absorption rate, which measures the quantity of radio frequency energy that is absorbed by the human body in connection with a cell phone's use.

      LinCom Wireless is a wholly-owned subsidiary where the core technologies and expertise were acquired as part of our acquisition of LinCom during 2000 and then further developed by us. LinCom Wireless is focused on commercializing wireless networking chips that will enable wireless connectivity among local area networks, personal area networks, and home area networks. LinCom Wireless has developed for an original equipment manufacturer a chipset in the 802.11b interoperability standard and expects to begin receiving royalties in late 2001. The 802.11b interoperability standard is a standard for wireless networking promulgated by the Institute of Electrical and Electronics Engineers, or IEEE. The initial application for this chipset is expected to be network interface cards for computers and access points for the home area network market. LinCom Wireless is currently developing a chipset in the 802.11a standard, which is another standard for wireless networking promulgated by the IEEE. This chipset is expected to have speeds of 22-54 megabits per second and its development is scheduled to be completed in the second half of 2001. Potential applications for LinCom Wireless's wireless networking chips include handheld computing and consumer electronics devices, and multimedia applications.

      AverCom is a wholly-owned subsidiary where the core technologies and expertise were acquired as part of our acquisition of AverStar during 2000 and then further developed by us. AverCom provides information technology consulting services for customers in the financial services and insurance industries. AverCom's information technology consulting services include implementing and supporting software applications for these customers, integrating implemented software applications with these customers' existing software applications and systems, and integrating these customers' web sites with their software applications and systems to support their e-business activities.

      Titan Scan Technologies is a wholly-owned subsidiary where the core technologies and expertise were developed by us from our government contracts business. Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, which utilize the electron beam process that SureBeam uses for food irradiation. Titan Scan Technologies' medical equipment sterilization systems are currently used in the medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic, Mediscan in Austria, and Rochialle Corporation in Wales. In addition, Titan Scan Technologies is currently building a system for Isotron in the United Kingdom. Titan Scan Technologies also offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego, Denver, Colorado and Lima, Ohio.

    Competition.  Because it is attempting to commercialize a number of diverse technologies and products, Emerging Technologies and Businesses effectively competes in many areas. Other companies are engaged in significant research and development activities in these areas, either on their own or in collaboration with others. Some of these companies have greater financial and personnel resources, and more experience in these specific areas than we do. We anticipate that Emerging Technologies and Businesses will face increased competition in the future as new companies enter these areas and additional and potentially more sophisticated technologies become available.

Government Contracts

    A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses. Our revenues from U.S. government business represented approximately 85% of our total revenues for the year ended December 31, 1998, approximately 84% of our total revenues for the year ended December 31, 1999, and approximately 74% of our total revenues for the year ended December 31, 2000. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our operating results and hinder our ability to execute our commercialization strategy.

    U.S. government contracts are subject to termination for the convenience of the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements. When we subcontract with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. We often have little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in our loss of our subcontract. In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract-related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results and hinder our ability to execute our commercialization strategy.

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

	Year Ended December 31,
Contract Type	2000	1999	1998
Cost Reimbursement	42.2%	50.0%	50.1%
Time and Materials	38.8	16.7	27.5
Fixed-Price	19.0	33.3	22.4

	100.0%	100.0%	100.0%

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

    Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of U.S. government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded backlog"

consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to us. Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. "Backlog" is the total of the government and commercial funded and unfunded backlog.

    Our backlog consisted of the following approximate amounts as of the following dates:

	Year Ended December 31,
Backlog	2000	1999	1998
	(in thousands)
U.S. Government funded backlog	$332,099	$297,214	$205,889
U.S. Government unfunded backlog	1,665,054	1,671,879	1,484,141
Commercial backlog	116,794	89,314	49,027

Total backlog	$2,113,947	$2,058,407	$1,739,057

    We expect to realize approximately 47% of our December 31, 2000 backlog by December 31, 2001.

    Management believes that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellations or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

Manufacturing

    We operate both fabrication and assembly facilities and also purchase certain components and assemblies from other suppliers. No one supplier accounts for a significant portion of total purchases. In limited cases, we obtain products from a sole supplier or a limited group of suppliers. Consequently, we risk disruptions in our supply of key products and components if these suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors.

Patents, Trademarks and Trade Secrets

    Our policy is to apply for patents and other appropriate statutory protection when we develop new or improved technology. We presently hold over 100 U.S. and foreign issued patents, as well as a number of trademarks and copyrights. However, we do not rely solely on these statutory protections to protect our technology and intellectual property. In addition to seeking patent protection for our inventions, we rely on the laws of unfair competition and trade secrets to protect our unpatented proprietary rights. We attempt to protect our trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by us for our products and services have been registered with the United States Patent and Trademark Office.

    SureBeam owns nine of our U.S. and foreign issued patents. SureBeam also owns 12 patent applications that are pending in the United States and abroad. The U.S. and foreign issued patents relating to the SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that miniaturizes the size of the system. SureBeam's pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of the SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems. These patents will expire over the period from 2009 to 2018, and have been issued or are pending in markets that are key targets for SureBeam's expansion objectives. While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, SureBeam believes its patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications.

    Third parties could independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and enforce our rights in our technology, we may lose competitive position in the applicable market. We cannot be certain that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competing companies will not independently develop similar technology.

    To date we have not been notified that our technologies infringe the proprietary rights of any third parties, but third parties may, in the future, claim that our current or future technologies infringe upon their proprietary rights. In addition, third parties have and may continue to challenge the validity or enforceability of our proprietary rights. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause delays in our development of technologies and products, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all. As a result, any such claim could harm our business and prospects.

Research and Development

    We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Titan-funded research and development expenditures were $5.6 million in 1998, $6.7 million in 1999 and $12.3 million in 2000. The majority of our research and development activities during 2000 were customer-funded and as such were paid for through contract revenues with an associated expense in operating expenses. The majority of our customer-funded research and development activity is funded under contracts with the U.S. government.

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

    Domestically, our SureBeam technology is subject to significant regulation as a food additive under the Federal Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration, or FDA. Use of the SureBeam system, including product labeling, is also subject to regulation by the U.S. Department of Agriculture's, or USDA, Food Safety and Inspection Service and by health and environmental safety departments within various states.

    Food irradiation first gained regulatory approval in the U.S. in 1963 for use in the control of insects in wheat and wheat flour, followed by approval in 1964 for the prevention of sprouting in potatoes. In February 1984, the FDA granted approval for irradiation to inhibit the maturation of fresh fruits and vegetables, to disinfest food of insects, and to disinfect spices of microorganisms. In 1990, the FDA approved the irradiation of poultry. In December 1997, the FDA approved the irradiation of meat. In December 1999, the USDA issued regulations setting forth the guidelines for irradiation of beef and other fresh meats, leading to the approval of commercial sales in February 2000. Our SureBeam technology complies with these regulations. FDA approvals for the use of irradiation to treat processed foods and seafood are currently pending. The USDA has approved the use of irradiation for the purposes of reducing food borne pathogens and extending shelf life in meat and poultry in accordance with the requirements established by the FDA. While the FDA has approved the use of irradiation for reducing food borne pathogens in meat and poultry, it has not approved the use of irradiation to extend shelf life of poultry.

    Internationally, each country sets its own irradiation regulations. Government regulatory bodies in 38 countries have approved the use of irradiation to destroy bacteria and pests on only specified foods. SureBeam is required to obtain regulatory approval from a number of foreign regulatory authorities before it can offer its services in those jurisdictions. These jurisdictions may apply different criteria from the FDA in connection with their approval processes. SureBeam believes that it currently complies with all applicable regulations in countries where it intends to provide services.

    In the U.S. and other countries that follow World Health Organization guidelines, all electronically irradiated food, whether processed with electron beam or x-rays, must be labeled with the symbol for irradiation, known as the Radura symbol, and the phrase "Treated with Radiation" or "Treated by Irradiation." In the U.S., this label does not have to be any larger than the ingredients' font size. If the irradiated product is to be used as an ingredient in a further processed product, the Radura symbol is not required and the only label required is in the ingredients section (e.g. potatoes, irradiated ground beef, natural flavors). Bulk or wholesale items processed with irradiation require labeling only on the case of irradiated items and not the individual contents. For items not in packages but processed in their entirety (e.g. fruit, vegetables) the label may either be placed on each individual item, on the bulk container, or on a counter sign as long as it is next to the product and plainly in view. U.S. federal regulations do not require retail food service providers, such as fast food restaurants, to disclose that their food products have been irradiated. Since irradiation is regulated as a food additive, SureBeam's customers also are subject to packaging and labeling requirements. Additionally, states like Vermont have, and others may, adopt similar labeling requirements.

    SureBeam's processing facilities also are subject to various other federal, state and municipal regulations with regards to health, safety and environmental issues. Such facilities are subject to supervision or periodic inspection by other regulators. All SureBeam locations in the United States that process meat are required to have a USDA inspector on the premises when processing.

    Titan Wireless must comply with applicable laws and obtain the approval of the regulatory authorities of each foreign country in which it operates. The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country. Some countries have substantially deregulated satellite communications and other wireless communications, while other countries maintain strict and often burdensome regulations. The procedure to obtain these regulatory approvals can be time-consuming and costly, and the term of the approvals vary from different countries. In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems. Titan Wireless's sale of products outside the U.S. is also subject to compliance with the regulations of the U.S. Export Administration Regulations.

Employees

    As of December 31, 2000, we employed approximately 7,670 employees, most of whom were located in the United States.

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

Our business is subject to significant environmental regulation. Compliance costs, or any future violations or liability under environmental laws, could harm our business.

    We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. We cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result. From time to time, we have been notified of violations of government and environmental regulations. We attempt to correct these violations promptly without any material impact on our operations. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business.

Risks Relating to our Common Stock

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future.

    Our revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of our products and services, defense and intelligence budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions. Our product mix and unit volume, our ability to keep expenses within budgets, our distribution channels and our pricing affect our gross margins. These factors and other risk factors described herein may adversely affect our results of operations within a period and cause our financial results to fluctuate significantly on a quarterly or annual basis. Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly.

We believe that third parties have disseminated inaccurate statements regarding our business. These parties may continue to do so in the future, which may adversely affect our stock price.

    We believe that third parties have disseminated inaccurate statements regarding our business. These parties may continue to do so in the future. Inaccurate information may artificially cause our stock price to rise or fall depending on the nature of the inaccurate information.

Market perception and performance of our publicly-traded subsidiary SureBeam could have a disproportionate impact on our stock price.

    SureBeam recently completed its initial public offering. As the publicly-traded parent company of SureBeam, the market price of our common stock could be disproportionately impacted by news or other publicity concerning SureBeam, including public concerns about the safety of irradiated foods, as well as SureBeam's financial performance and the market price of its common stock.

Antitakeover provisions in our certificate of incorporation, bylaws and Delaware law, as well as our shareholder rights plan, could discourage, delay or prevent a change of control that our stockholders may favor.

    Provisions in our certificate of incorporation, our bylaws and Delaware law could make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of us would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions:

  •
  permit our stockholders to take action by written consent instead of at a meeting and to nominate directors or bring other business before stockholder meetings only if they comply with advance notice and other procedural requirements in our bylaws;

  •
  authorize our board of directors, without stockholder approval, to issue up to 2,931,898 shares of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt; and

  •
  prohibit us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

    In addition to the provisions described above, in 1995 our board of directors adopted a "poison pill" shareholder rights plan, which may further discourage a third party from making a proposal to acquire us which we have not solicited or do not approve, even if the acquisition would be beneficial to our stockholders. As a result, our stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under our rights plan, preferred share purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of our common stock by any person or group. If triggered, these rights would entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of our common stock having a market value of two times the exercise price. In addition, if a company acquires us in a merger or other business combination not approved by the board of directors, these rights will entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

There may be volatility in the price of our common stock.

    Stock prices of many companies in the high technology industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. The market price of our common stock may vary widely as a result of several factors, including:

  •
  announcements of technological innovations or new commercial products by us or our competitors;

  •
  government regulatory initiatives;

  •
  patent or proprietary rights developments;

  •
  public concern as to the use or safety of our technology; and

  •
  general market conditions.

    These factors could lead to a significant decrease in the market price of our common stock.

Item 2. Properties

    The Company's operations occupy approximately 1,766,000 square feet of space located primarily throughout the United States. The large majority of the space is office space. Substantially all of the Company's facilities are leased. For lease commitment information, reference is made to Note 9 to the accompanying consolidated financial statements.

    It is management's policy to maintain the Company's facilities and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. The Company owns substantially all of the machinery and equipment employed by it in its business.

Item 3. Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patents for our SureBeam systems. The action attacks the validity of our core patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in our patent, and alleges that we have engaged in unfair competition and that our conduct constitutes patent misuse. The case has been moved to the federal court in San Diego. On November 22, 2000, Ion Beam filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint on trade and unfair business practices. We intend to vigorously defend our patent position and defend against all allegations. However, a finding in favor of Ion Beam Applications in this action could adversely affect our business, financial condition and results of operations by allowing Ion Beam and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against our SureBeam systems and services, thereby potentially reducing the growth of our SureBeam business segment and preventing us from generating the revenues that we expect from food irradiation.

    In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies. Further, we are subject to claims and from time to time are named as defendants in legal proceedings. We may also assert claims from time to time. In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect our financial position or results of operations taken as a whole.

Item 4. Submission of Matters To a Vote of Security Holders

    No information is required by Item 4.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

    The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange (NYSE). As of March 23, 2001, there were approximately 3,540 holders of record of the Company's common stock and 550 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the NYSE as of March 23, 2001, were $18.84 and $13.50, respectively. The quarterly market price ranges for the Company's common and preferred stock on the NYSE in 2000 and 1999 were as follows:

	2000		1999
Common Stock Fiscal Quarter	High	Low	High	Low
First	$60.50	$32.50	$6.25	$4.75
Second	55.50	25.31	11.00	4.94
Third	44.56	15.38	14.63	9.38
Fourth	21.81	11.13	48.38	13.13
	2000		1999
Cumulative Convertible Preferred Stock Fiscal Quarter
	High	Low	High	Low
First	$11.98	$10.66	$11.63	$10.63
Second	11.74	11.11	14.25	11.25
Third	12.07	11.50	15.25	14.06
Fourth	12.28	11.28	32.00	14.31

    No dividends were paid on the Company's common stock in 2000 or 1999. Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

Item 6. Selected Financial Data (in thousands of dollars, except per share data)

	2000	1999	1998	1997	1996
Operating Results:
Revenues	$1,033,213	$809,139	$532,236	$381,763	$332,531
Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	(16,653)	43,357	14,021	552	(1,308)
Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle per common share:
Basic	$(.31)	$.91	$.32	$(.01)	$(.05)
Diluted	(.32)	.80	.31	(.01)	(.05)
Financial Position:
Cash, cash equivalents and investments	$27,291	$13,469	$13,868	$18,757	$18,129
Total assets	959,438	634,658	369,923	233,336	225,144
Amounts outstanding under lines of credit, long-term	260,625	215,987	98,215	7,833	15,398
Other long-term debt	38,265	14,802	36,796	42,057	40,521
Company obligated mandatory redeemable convertible preferred securities	250,000	—	—	—	—
Redeemable preferred stock	—	—	—	3,000	—
Stockholders' equity	167,416	166,348	98,440	74,892	83,342
Preferred dividends	692	695	778	875	803

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document. (Amounts in thousands, except share and per share data, or as otherwise noted.)

Overview and Outlook

    We are a diversified technology company whose business is to create, build and launch technology-based businesses. We have organized our business into four core segments that reflect the specific markets and industries in which we operate and our Emerging Technologies and Businesses segment:

Segment	Segment Description
Titan Systems	Information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies
SureBeam	Electronic food irradiation systems and services
Titan Wireless	Satellite-based and wireless-based communication services and systems which provide cost-effective voice, facsimile, data, Internet and network communications services in developing countries
Cayenta (included in our Software Systems segment)

Total services provider of information technology services and software applications for its customers' business and governmental functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance
Emerging Technologies and Businesses
Development of commercial applications and businesses for technologies created by Titan. We currently have several new businesses in development, including businesses in which we have applied for patent protection for the underlying technology.

    The results of operations shown for each of our operating segments includes substantially all of the segment's direct costs of operations and administration. The segment performance is based upon profit or loss before interest expense, income taxes and before allocated costs of corporate overhead. Corporate overhead may include, among other things, costs for financial, accounting, marketing, administrative and legal activities incurred by Titan. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

    Each of Titan Systems and Titan Wireless is a wholly owned subsidiary of ours. We have created stock option plans for each of Titan Systems and Titan Wireless. As of December 31, 2000, Titan Systems had approximately 18% of its fully diluted common stock that had been reserved for issuance under its plan, and Titan Wireless had approximately 17% of its fully diluted common stock that had been reserved for issuance under its plan.

    At December 31, 2000, we controlled approximately 99.95% of the voting power and 99.5% of the outstanding equity ownership of SureBeam through our ownership of 46,583,850 shares of Class B common stock. SureBeam recently completed its initial public offering of 6,700,000 shares of its Class A common stock. Upon completion of the initial public offering of SureBeam, the number of shares owned by Titan represents approximately 98% of the voting power of SureBeam. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. As of December 31, 2000, SureBeam had also reserved 10,395,937 shares of Class A common stock under stock option and employee stock purchase plans.

    We control approximately 97% of the voting power of Cayenta through our ownership of 10 million shares of Class B common stock, which represents approximately 76% of Cayenta's outstanding equity ownership. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. In addition to Class A and Class B common stock, Cayenta has outstanding 2,345,000 shares of Series A preferred stock that are convertible into its Class A common stock and warrants for 495,800 shares of its Class A common stock that have a weighted average exercise price of $13.11 per share. As of December 31, 2000, Cayenta had also reserved approximately 21% of its fully diluted common stock under stock option plans.

  Titan Systems

    Titan Systems provides and is expected to continue to provide the largest percentage of our consolidated revenues. During the year ended December 31, 2000, Titan Systems had total revenues of $796.2 million, which represented 77% of our consolidated revenues for the period. Titan Systems' revenues have grown internally and through our well-defined strategy of increasing our core competencies through acquiring government information technology companies as part of the industry consolidation.

    Titan Systems' backlog, including both funded and unfunded backlog, was approximately $2.0 billion at December 31, 2000. Although backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. We describe funded and unfunded backlog in the Business section under the caption "Backlog."

    Titan Systems' operating margin is affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. Significant portions of Titan Systems' contracts are cost reimbursement contracts, under which Titan Systems is reimbursed for all actual costs, plus a fee or profit. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower. The U.S. government also has awarded Titan Systems fixed-price contracts. Such contracts carry higher financial risks because Titan Systems must deliver the contracted services at a cost below the fixed price in order to earn a profit. Of Titan Systems' total revenues from government business in 2000, approximately 39% were generated by time and materials contracts, approximately 43% were generated by cost reimbursement contracts, and approximately 18% were generated by fixed price contracts.

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

    During 2000, we consummated a merger with Advanced Communication Systems, Inc., or ACS, in a stock-for-stock, pooling of interests transaction. ACS provides communications, information systems and aerospace services and solutions primarily to U.S. government agencies. We issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS, and assumed ACS stock options representing approximately 263,000 shares of our common stock. ACS's operations are primarily included in Titan Systems, with certain information assurance operations being reported in the Emerging Technologies and Businesses segment.

    Also during 2000, we consummated a merger with AverStar, Inc., or AverStar, in a stock-for-stock, pooling of interests transaction. AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of a significant number of civilian and defense agencies of the U.S. government. We issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, and assumed AverStar stock options representing approximately 551,000 shares of our common stock. AverStar's operations are primarily included in Titan Systems, with its AverCom business being reported in the Emerging Technologies and Business segment.

    Also during 2000, we acquired Pulse Engineering (Pulse), LinCom Corporation (LinCom) and SenCom Corporation (SenCom) in transactions that were accounted for as purchases. The excess of our purchase price for these entities over the estimated fair market value of the net assets acquired is being amortized on a straight line basis over 30 years and was approximately $73.2 million at December 31, 2000. We describe our acquisitions in Note 2 to our consolidated financial statements.

  SureBeam

    We developed our SureBeam electron beam process from technology developed under contracts with the federal government related to strategic defense initiatives during the 1980s. In August 2000, SureBeam Corporation was formed and we contributed to it specified assets, liabilities and operations related to our electronic food irradiation business. In the fourth quarter of 2000, we formed a new business unit, Titan Scan Technologies, within our Emerging Technologies and Businesses segment. The new business unit encompasses all of our medical product sterilization operations which were previously a part of SureBeam. As a result, all prior period data have been restated to reflect this change in our segment reporting.

    SureBeam's revenues are predominantly derived from sales of electronic food irradiation systems and to a lesser extent from food processing services it provides to its customers. To date, SureBeam's agreements with the third parties to its strategic relationships represent substantially all of its sales of SureBeam systems for food irradiation. SureBeam has historically derived a significant portion of its revenues from a limited number of customers, and expects that it will continue to do so during 2001. Food processing service revenue has been primarily derived in connection with SureBeam's customer production runs as well as test marketing programs. SureBeam expects to derive a larger amount of its revenues from providing food processing services in future periods. SureBeam also expects to derive a larger amount of its income from food irradiation services through its equity ownership interests in the special purpose entities that operate service centers. SureBeam's profit margins on irradiation services currently are higher than its profit margins on system sales. Accordingly, if SureBeam can increase the portion of its revenues attributable to processing, as opposed to system sales, its profit margins could increase.

    Revenues derived from providing electronic food irradiation services are recorded at the time services are performed. Revenues derived from sales of electronic food irradiation systems under fixed price contracts are accounted for using the percentage-of-completion method. These systems currently take a total of approximately nine to 15 months to design, construct, install, integrate and deliver. These systems are highly customized to meet a customer's strict specifications and require SureBeam to construct new facilities or effect significant modifications to existing facilities to ensure efficient operation as they are integrated into the customer's facilities. SureBeam plans to make advances in the technology so that it may deliver complete systems in a shorter time period.

    Historically, SureBeam's cash requirements have been met primarily through advances from us and from cash flows from operations. In connection with our contribution of the specified assets, liabilities and operations related to our electronic food irradiation business to SureBeam in August 2000, SureBeam assumed the cumulative advances of approximately $39 million, as evidenced by a subordinated, unsecured promissory note payable to us. Under this note, we have agreed to lend SureBeam a maximum of $75 million. The promissory note is due in August 2005 and bears interest, payable quarterly, at the greater of the rate of 10% per annum or our effective weighted average interest rate under our senior credit facility. As of December 31, 2000, SureBeam had approximately $58.1 million in principal outstanding under the note. Our effective weighted average interest rate under our senior credit facility as of December 31, 2000 was 9.67%. Under the terms of the promissory note, SureBeam cannot use any of the proceeds of its recently completed initial public offering to pay amounts outstanding under the promissory note or under any indebtedness SureBeam incurs to refinance the promissory note.

    SureBeam has incurred operating losses in each quarter since it commenced operations and expects its operating losses to increase and to continue to incur operating losses for at least the balance of 2001 and into 2002. We expect SureBeam to experience significant growth in its operating expenses for the foreseeable future. Accordingly, SureBeam anticipates that its operating expenses, primarily selling general and administrative expenditures, will constitute a greater portion of future cash requirements. SureBeam expects its research and development expenses to increase as it further develops its electronic food irradiation business on an independent basis and not on a basis effectively financed through government contracts.

  Titan Wireless

    Titan Wireless has historically generated most of its revenues by supplying communications systems and products and providing related integration services in developing countries. Titan Wireless is increasingly generating revenues from providing communications services over its global communications network. Service revenues are being generated from retail customers in developing countries as well as from wholesale sales to long distance carriers that use the network to carry their long distance communications traffic. Titan Wireless is continuing to seek service revenues from communications systems it installs, and is now in the process in several of its target markets of installing fixed wireless systems to connect local businesses with their country's public switched telephone network and/or to Titan Wireless's long distance international gateways. Titan Wireless installs an on-site antenna at businesses that use its fixed wireless systems for local and/or long distance communications services. The cost of that antenna and its installation is paid for either by Titan Wireless or the businesses, depending on the terms of the business arrangement. Titan Wireless derived approximately 37% of its revenues during 2000 from providing communications services.

    Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., is building a satellite-based communications system for Benin's national telephone company. Revenues for Titan Wireless for 2000 included revenues of approximately $50.1 million from the Benin project. Titan Wireless, the prime contractor for the project, was hired to install and operate several important components of the government's communications infrastructure including a global system for mobile communications, or GSM, cellular network, rural telephony network, fiber optic backbone, and local telephone switching equipment. Alcatel of France is a major subcontractor to Titan Wireless on this project, with responsibility for installing, among other parts of the project, the GSM cellular network. The entire system is expected to be completed by the end of 2001. Under the terms of the applicable contracts governing the project, Titan Wireless will co-operate the system with the national telephone company until all equipment has been paid for and then transfer the operations to the national telephone company. A majority of the build-out costs under this contract will be subcontract costs payable by Titan Wireless to Alcatel. Titan Wireless's operating margin on work performed by subcontractors can be substantially lower than its operating margin on work it performs itself. The terms of Titan Wireless's agreement with the customer include, among other things, a revenue sharing of total net receipts on this project for up to a maximum period of 9 years, depending upon when the equipment has been paid for.

    Titan Wireless recognizes revenue on a percentage of completion basis. Service revenues are recognized as the related services are performed.

    In 1999, Titan Wireless formed Sakon LLC with Sakon Corporation to provide carrier, direct dial telephony and enhanced communications services, including voice over Internet protocol and Internet services, in certain developing countries. Titan Wireless holds a 49.9% equity interest in Sakon LLC. In June 2000, Titan Wireless Africa, one of Titan Wireless's wholly-owned subsidiaries, acquired an 80% interest in Ivoire Telecom S.A. Holding (Ivoire Telecom) and a controlling equity interest in each of its subsidiaries to acquire communications licenses covering a number of developing countries in Africa.

  Cayenta (included in our Software Systems segment)

    Cayenta has historically derived its revenues from its consulting services and from sales of its proprietary software applications. For the year ended December 31, 2000, Cayenta's revenues from consulting services represented 78.6% of its revenues and its revenues from sales of its software applications represented 19.7% of its revenues. Cayenta provides its services primarily on a fixed-time, fixed-price basis and on a time and materials basis. Under its fixed-time, fixed-price contracts, Cayenta recognizes revenues on a percentage of completion basis. Cayenta's fixed-time, fixed-price contracts usually require an advance payment from its customer with additional payments due on achievement of specific milestones or on a predetermined schedule. Revenues earned but not yet billed are recorded as unbilled receivables. Under its time and materials contracts, Cayenta is paid at an agreed upon hourly rate for the actual time spent on a customer's projects, and revenues are recorded at the time services are performed. For the year ended December 31, 2000, Cayenta's consulting services revenues from fixed-time, fixed-price contracts represented 56.9% of its consulting services revenues and its consulting services revenues from time and materials contracts represented 43.1% of its consulting services revenues. Cayenta recognizes revenues from the sale of its proprietary software when the software is delivered and accepted, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The related software support and maintenance is billed at the beginning of the maintenance period, recognized ratably over the term of the applicable contract and recorded as deferred revenues until recognized. Cayenta has historically derived a significant portion of its revenues from a limited number of customers, and we expect that it will continue to do so during 2001.

    Historically, Cayenta's interest expense has related to borrowings from us to fund its acquisitions and working capital requirements. As of December 31, 2000, Cayenta owed approximately $80.3 million to us under a promissory note on which interest accrues at the greater of the rate of 10% per annum or our effective weighted average interest rate under our senior credit facility. Principal under the promissory note is due in December 2004. Our effective weighted average interest rate under our senior credit facility as of December 31, 2000 was 9.67%.

    During the remainder of 2001, Cayenta intends to reduce its selling, general and administrative expenses as a percentage of revenues.

    In September 1999, together with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis, a company that focuses on implementing software applications for its customers, Cayenta established Soliance, LLC, a joint venture that markets and delivers information technology products and services, including total services provider, or TSP, offerings, to the utility industry. Cayenta owns a 10% equity interest in Soliance and has a management services agreement with Soliance under which it provides TSP services to Soliance's customers.

  Emerging Technologies and Businesses

    Emerging Technologies and Businesses pursues commercial applications for technologies originally developed by Titan. This segment's operating activities consist primarily of various early stage commercial businesses in which we hold equity interests, including, in some cases, less than 20% equity interests.

    The businesses included in Emerging Technologies and Businesses may change over time as we develop new commercial applications and transition those applications into businesses in which we hold a minority or controlling equity interest that becomes included in Emerging Technologies and Businesses. The businesses included in Emerging Technologies and Businesses also change over time when we designate businesses that had been historically included in that segment as stand-alone operating segments and as a result report their results of operations separately or when we sell or spin-off businesses that have previously been included. We also may move businesses that had been historically included in a different operating segment into Emerging Technologies and Businesses when we consider it appropriate to include those businesses' results of operations in Emerging Technologies and Businesses.

    In 1996, we contributed the core technology to form Servnow! NetTechnologies, Inc., which later became known as IPivot. In October 1999, as a result of the acquisition by Intel Corporation of IPivot, we received approximately $42 million for our approximate 8% equity interest. We received an additional $3 million in October 2000 as final consideration for our equity interest. The entire amount received from Intel, net of expenses, was recorded as a gain.

    During 2000, AverStar, prior to our acquiring AverStar, acquired MJR Associates, Inc. or MJR, a provider of information technology staffing solutions to large corporations, through a stock purchase for a purchase price of $9.6 million plus contingent consideration of up to $3.75 million based upon the company's performance during 2000. The potential $3.75 million in contingent consideration is due in April 2001, and we accrued for this contingent liability as of December 31, 2000. MJR Associates' operations are included in Emerging Technologies and Businesses as part of our AverCom business. The excess of our purchase price for MJR Associates over the estimated fair market value of the assets acquired, including the contingent consideration, is being amortized on a straight line basis over 20 years and was approximately $11.5 million as of December 31, 2000.

Deferred Compensation

    We and each of our SureBeam and Cayenta subsidiaries have recently recorded deferred compensation as follows:

    Titan.  Option grants to our employees in 1999 exceeded the remaining common shares available under our stock option plans. Our stockholders approved our 2000 Employee and Director Stock Option and Incentive Plan on May 30, 2000. The option grants in 1999 that covered shares in excess of the shares available under our stock option plans at the time of their grant were placed under the 2000 stock option plan following its approval by our stockholders. Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB Opinion No. 25), the approval date for the 2000 stock option plan becomes the grant date for purposes of comparing the market value of the shares covered by those option grants against those options' exercise price. This resulted in deferred compensation of $15.6 million. The deferred compensation is being amortized to expense over the four-year vesting period of the applicable option grants, including $4.9 million expensed in 2000. Unamortized deferred compensation as of December 31, 2000 was $10.2 million.

    SureBeam.  During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share. These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price. The deferred compensation is amortized over the vesting period of the underlying options which is four years. Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999. During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million. SureBeam also recorded $78.6 million as deferred compensation at the time its recently completed initial public offering closed. This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time its recently completed initial public offering closed, with the balance being recognized over the remaining four-year vesting period of the options.

    Cayenta.  Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta has recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000. As of December 31, 2000, there are 654,500 options outstanding that are subject to this buyback provision. Cayenta also issued 645,500 options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of approximately $1.1 million and will amortize this deferred charge to expense over the four-year vesting period of these options.

Consolidated Financial Data

	Year Ended December 31,
	1998	1999	2000
Revenues	$532,236	$809,139	$1,033,213
Cost of revenues	395,492	611,059	757,266
Selling, general and administrative	86,968	131,879	208,956
Research and development	5,590	6,690	12,261
Acquisition related charges and other	9,891	(28,035)	39,358

Operating profit	34,295	87,546	15,372
Interest expense, net	11,090	17,520	36,010
Income tax provision (benefit)	9,184	26,669	(3,985)
Minority interests	—	—	4,131
Loss from discontinued operations, net	(12,566)	(5,600)	(1,462)
Extraordinary loss from early extinguishments of debt, net	—	—	(4,744)
Cumulative effect of change in accounting principle, net	(19,474)	—	—

Net income (loss)	$(18,019)	$37,757	$(18,728)

As a Percentage of Revenues

	Year Ended December 31,
	1998	1999	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.3	75.5	73.3
Selling, general and administrative	16.3	16.3	20.2
Research and development	1.1	0.8	1.2
Acquisition related charges and other	1.9	(3.4)	3.8

Operating profit	6.4	10.8	1.5
Interest expense, net	2.1	2.1	3.5
Income tax provision (benefit)	1.7	3.3	(0.4)
Minority interests	—	—	0.4
Loss from discontinued operations, net	(2.4)	(0.7)	(0.1)
Extraordinary loss from early extinguishments of debt, net	—	—	(0.5)
Cumulative effect of change in accounting principle, net	(3.6)	—	—

Net income (loss)	(3.4)%	4.7%	(1.8)%

Segment Financial Data

	Year Ended December 31,
	1998	1999	2000
Titan Systems
Revenues	$488,207	$689,513	$796,202
Operating profit	41,212	43,469	28,462
SureBeam
Revenues	—	3,747	25,210
Operating profit (loss)	—	(121)	2,901
Titan Wireless
Revenues	6,717	27,325	81,450
Operating profit (loss)	(6,732)	5,063	11,644
Software Systems
Revenues	21,470	45,922	77,435
Operating profit (loss)	5,137	6,962	(18,028)
Emerging Technologies and Businesses
Revenues	15,842	42,632	52,916
Operating profit	1,155	46,590	6,683
Corporate	(6,477)	(14,417)	(16,290)

Total Revenues	$532,236	$809,139	$1,033,213
Total Operating Profit	$34,295	$87,546	$15,372
	Year Ended December 31,
	1998	1999	2000

Segment Revenues as a Percentage of Total Revenues:
Titan Systems	91.7%	85.2%	77.1%
SureBeam	—	0.4	2.4
Titan Wireless	1.3	3.4	7.9
Software Systems	4.0	5.7	7.5
Emerging Technologies and Businesses	3.0	5.3	5.1

	100.0%	100.0%	100.0%

    On October 1, 2000, we formed a new business unit, Titan Scan Technologies, within our Emerging Technologies and Businesses segment. The new business unit encompasses all of our medical equipment sterilization operations, which were previously a part of SureBeam. Accordingly, our business segment that we call our SureBeam segment is now comprised entirely of our electronic food irradiation business. The financial information included in this document has been restated to reflect this change in our segment accounting.

    The 2000 results of operations presented below for our Software Systems segment include only the results of operations of our Cayenta subsidiary. Prior to 2000, the results of operations presented below for our Software Systems segment include the results of operations for our Year 2000 business as well as, following its formation, our Cayenta subsidiary.

Results of Operations

Fiscal Years Ended December 31, 1998, 1999 and 2000

Revenues

    Consolidated.  Our consolidated revenues increased 52.0% from $532.2 million in 1998 to $809.1 million in 1999 and increased 27.7% to $1.0 billion in 2000. Increased revenues were reported across all business segments in 2000, with the most notable percentage increases in our Titan Wireless segment, our SureBeam segment, and our Software Systems segment, with revenue increases of 198.1%, 572.8% and 68.6%, respectively, in 2000. Revenue growth in 2000 was primarily attributable to the impact of the purchase acquisitions made in 2000 in our Titan Systems segment, the purchase acquisitions made in the fourth quarter of 1999 by Cayenta and other new business in our Software Systems (which includes Cayenta) segment, revenues on our project in Benin, Africa, in which we are building a telecommunications system for the national telephone company, and increased long distance service revenues in our Titan Wireless segment and revenues recorded under the percentage of completion method for electron beam irradiation systems in our SureBeam segment. Revenue growth in 1999 was primarily attributable to the impact of acquisitions made in our Titan Systems segment, work performed on new business in the Software Systems segment, shipments of hardware and increased integration services for our customer in Benin, and the growth in our AverCom business in our Emerging Technologies and Businesses segment.

    Titan Systems.  Titan Systems' revenues increased 41.2% from $488.2 million in 1998 to $689.5 million in 1999 and increased 15.5% to $796.2 million in 2000. The increase in 2000 reflects the impact of the acquisitions of SenCom, Pulse and LinCom, as well as the acquisitions of System Resources Corporation (SRC) and Atlantic Aerospace Electronics Corporation (AAEC) made in mid 1999, all of which were accounted for as purchases. These acquisitions comprised approximately $98.0 million of the revenue increase in 2000. In addition, to a lesser degree, 2000 revenues were impacted by increased production of Titan Systems' manpacks and Mini-DAMA units and increased demand for signal processing antennas, as well as increased demand for systems design and integration services from the Air Force, Army and intelligence community. These increases were partially offset by a reduction of revenues of approximately $31.6 million resulting from an ACS contract termination in late 1999 prior to acquisition by Titan, as well as the wind-down of certain year 2000 business of AverStar resulting in reduced revenues of $25.7 million. The increase in 1999 primarily relates to the acquisitions of SRC, AAEC, Semcor, Inc. (Semcor) (acquired by ACS), and Computed Based Systems, Inc. (CBSI) (acquired by AverStar), which contributed increased aggregate revenues of $163.8 million, and to a lesser extent, due to internal revenue growth experienced in certain of our information technology businesses.

    SureBeam.  Prior to 1999, SureBeam did not have any significant activity in its food irradiation business. Accordingly, there were no results of operations for 1998. SureBeam's revenues were $3.7 million in 1999 and increased 572.8% to $25.2 million in 2000. The increase in 2000 is primarily related to revenues recognized from sales of SureBeam's electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company and, to a lesser extent, to Hawaii Pride and Texas A&M University. Revenues in 1999 are primarily related to sales of SureBeam's electronic food irradiation systems, under the percentage-of-completion method of accounting, principally attributable to the sale of an electronic food irradiation system with x-ray capabilities to Hawaii Pride. There were no revenues recorded in 1998.

    Titan Wireless.  Titan Wireless' revenues increased 306.8% from $6.7 million in 1998 to $27.3 million in 1999 and increased 198.1% to $81.4 million in 2000. The increase in 2000 revenues was due primarily to continued shipments of hardware and increased integration services resulting in increased revenues of $29.3 million on our project in Benin, for which Titan Wireless is building a telecommunications system for its customer, The Office of Post and Telecommunications (the OPT) of Benin, and, to a lesser extent, the increased services revenues of $23.9 million generated by Titan's consolidated joint venture, Sakon LLC, in

Latin America, Africa, and the Middle East. The increase in 1999 revenues was due primarily to shipments to the OPT in Benin of approximately $21.5 million as well as the launching of international long distance service by Sakon.

    Software Systems (including Cayenta).  Software Systems' revenues increased 113.9% from $21.5 million in 1998 to $45.9 million in 1999 and increased 68.6% to $77.4 million in 2000. The increase in 2000 was primarily driven by software license revenues and implementation revenues principally generated by the companies acquired by Cayenta in the fourth quarter of 1999, which resulted in approximately $27.9 million of increased revenues over 1999, as well as by growth in Cayenta's enterprise application business, including new work on an international systems integration project which contributed approximately $9 million, partially offset by the reduced revenues previously generated by our Year 2000 business. The increase in 1999 resulted primarily from revenues generated from several new customers, the largest of which was the government of Washington D.C., which contributed revenues of $15.3 million in 1999, and revenues of approximately $11.1 million derived from Cayenta's contract with Sempra Energy. Revenues from one federal agency accounted for approximately $11.2 million, $8.5 million and $5.8 million of Software Systems' revenues during 1998, 1999 and 2000, respectively.

    Emerging Technologies and Businesses.  Emerging Technologies' revenues increased 169.1% from $15.8 million in 1998 to $42.6 million in 1999 and increased 24.1% to $52.9 million in 2000. The increase in 2000 is principally impacted by the acquisitions of MJR and LinCom Wireless, a part of LinCom Corporation, in March 2000. The increase in 1999 was principally due to growth in our AverCom business, as well as, to a lesser degree, due to increased shipments of digitized fingerprint systems and the completion of two medical sterilization in line systems.

Selling, General and Administrative

    Our consolidated SG&A expenses increased from $87.0 million in 1998 to $131.9 million in 1999 and to $209.0 million in 2000. SG&A, as a percentage of revenues, remained flat at 16.3% in 1998 and 1999 and increased from 16.3% in 1999 to 20.2% in 2000. The increase in 2000 is due to an increase in goodwill amortization of $21.0 million, as well as an increase in deferred compensation of $6.2 million. Excluding the impact of the amortization and deferred compensation, SG&A increased from 15.2% in 1999 to 16.8% in 2000 as a percentage of revenues. Increased goodwill amortization in 1999 resulting from the acquisitions made during that year were offset by the impact of cost reduction measures as well as economies of scale and efficiencies that had been achieved, which resulted in the flat SG&A as a percentage of revenues from 1998 to 1999. These cost reduction measures included the elimination of many duplicate functions and costs as part of our process of integrating certain of our acquired businesses and the implementation of a streamlining process of our administrative functions begun in 1997. This streamlining process focused on eliminating redundancies, and resulted in increased efficiencies, reduced infrastructures, and, ultimately, reduced costs. This process continued throughout 1998, 1999 and 2000, and we intend to continue this process throughout the balance of 2001.

Research and Development

    Our consolidated R&D expenses increased from $5.6 million in 1998 to $6.7 million in 1999 and to $12.3 million in 2000. The increased R&D expenditures in 2000 were principally incurred in our Software Systems segment to web enable and to develop added features and functionality for certain of our software applications within Cayenta, and to a lesser degree, to develop the next generation Xpress Connection product within our Titan Wireless segment. The increased level of R&D expenditures in 1999 was primarily related to increased development costs for certain imaging and video processing products.

Acquisition Related Charges and Other

    Consolidated acquisition related charges of $39.4 million in 2000 include costs of $30.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investment banking, financial printing and other direct costs. Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, approximately $2.1 million of employee termination and retention costs, $3.8 million of costs to eliminate duplicate facilities and assets and a $10.0 million valuation allowance against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

    Included in acquisition related charges is $8.3 million related to the merger with AverStar. These costs consisted of approximately $2.5 million of direct transaction costs, approximately $5.5 million of employee termination and retention costs, and costs to eliminate duplicate facilities of approximately $0.3 million. The acquisition related charges in the year ended December 31, 2000 also include $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of Cayenta which was subsequently withdrawn by the Company in February 2001. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banking, financial printing, and other direct costs. Also included in acquisition related charges is a $2.1 million gain resulting from the final consideration from the sale of the Company's approximate 8% equity interest in IPivot, which was sold in October of 1999.

    Acquisition and related charges in 1999 were $13.8 million, which included approximately $4.5 million of legal costs and approximately $9.3 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.7 million for severance, outplacement and relocation costs related to approximately 32 employees across the Company, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices.

    On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan. The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments. In addition, approximately $3 million was received in October 2000 as final consideration. The income is netted against the charges discussed above in acquisition related charges and other for the 1999 and 2000 amounts received.

    During the year ended December 31, 1998, the Company recorded acquisition-related and other charges of $9.9 million, which includes approximately $5.5 million of direct transaction costs (consisting primarily of investment banking and other professional fees), $3.8 million of integration expenses and $0.6 million of pre-operating and start-up costs of the Titan Africa, Inc., Benin operation. Approximately $4.6 million of the direct transaction costs were incurred in connection with our acquisitions during 1998 of DBA Systems, Inc. (DBA), Horizons Technology, Inc (Horizons), VisiCom Laboratories, Inc. (VisiCom), and Delfin Systems (Delfin). The remaining $0.9 million in transaction fees was related to costs incurred to file a withdrawn registration statement of the Company's former Communications Systems segment. The integration costs included approximately $3.5 million for severance, outplacement and retention costs incurred in the Titan Systems and Titan Wireless segments. Included in these amounts were termination benefits associated with employment agreements, as well as retention amounts associated with employee retention agreements. The integration costs also included $0.3 million related to the closure and elimination of leased facilities, primarily duplicate field offices.

Operating Profit

    Consolidated.  Our operating profit increased from $34.3 million in 1998 to $87.5 million in 1999 and decreased to $15.4 million in 2000. Our operating profits have been significantly impacted by a number of factors in each of 1998, 1999 and 2000. The 2000 operating results include the net acquisition charge of $39.4 million noted above, and the 1999 operating results include a net credit of $28.0 million, reflecting a $41.8 gain we realized on the sale of our minority ownership interest in IPivot, net of $13.8 million of acquisition, integration, and reorganization costs. In addition, the decrease in operating profit from 1999 to 2000 was impacted by the increase in goodwill amortization from $8.6 million in 1999 to $29.5 million in 2000, as well as the $6.2 million in deferred compensation in 2000, up from $0 in 1999. Excluding the impact of the acquisition related charges, amortization of goodwill and the deferred compensation, operating profit increased from $68.1 million in 1999 to $90.4 million in 2000.

    Segment Operating Profit.  Operating profit reported by business segment includes substantially all of the segment's costs of operations and administration. The segment performance is based upon profit or loss before interest expense, income taxes and before allocated costs of corporate overhead, exclusive of any gains or losses on disposition of investments, or other assets. Corporate overhead may include, among other things, costs for financial accounting, marketing, administrative and legal activities incurred by Titan. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis. The discussion of segment operating profit below includes only the operating profits for each of our business segments, and does not include separate discussion of our corporate overhead.

    Titan Systems.  Titan Systems' operating profit increased from $41.2 million in 1998 to $43.5 million in 1999 and decreased to $28.5 million in 2000. The operating results for 1998, 1999 and 2000 include acquisition related charges of $7.2 million, $5.5 million, and $38.8 million, respectively. The 2000 acquisition related charges related to the ACS and AverStar acquisitions, as well as for certain activities to integrate these businesses into Titan Systems. The 1999 acquisition related costs were primarily comprised of costs to eliminate duplicate facilities, estimated costs to integrate and consolidate employee benefit plans and employee termination costs. In addition, 1999 operating results include write-offs recorded by ACS, prior to our acquisition, which were comprised of a $3.9 million write-off of capitalized software costs and a $1.8 million write-off of an uncollected receivable. The 1998 acquisition related charges were principally comprised of $5.1 million of direct transaction and integration costs incurred by us in conjunction with the mergers of DBA, Horizons, VisiCom and Delfin and $0.4 million of costs incurred to file a registration statement with the SEC which was ultimately withdrawn. Excluding the impact of the acquisition related charges, Titan Systems' operating income increased from $48.4 million in 1998 to $49.0 million in 1999 and to $67.3 million in 2000. Operating income in 2000 increased primarily due to the increased revenue volume discussed previously.

    SureBeam.  Prior to 1999, SureBeam did not have any significant activity in its food irradiation business. Accordingly, there were no results of operations for 1998. SureBeam's operating results was an operating loss of $0.1 million in 1999 and increased to operating income of $2.9 million in 2000. Included in the 2000 operating results are amortization of $2.0 million and a deferred compensation charge of $0.6 million. Included in the 1999 operating results is $0.7 million of reorganization and restructuring costs we incurred as a result of positioning our existing business for entrance into the food pasteurization market. Excluding the impact of the amortization, deferred compensation and reorganization costs, SureBeam's operating income increased from operating income of $0.5 million in 1999 to $5.5 million in 2000. Increased operating profits in 2000 were a result of the increased revenue volumes noted previously. We expect that SureBeam's future operating results will be significantly impacted by increased sales, marketing and administrative costs as SureBeam increases its consumer branding effort.

    Titan Wireless.  Titan Wireless' operating performance improved from an operating loss of $6.7 million in 1998 to operating profit of $5.1 million in 1999 and to $11.6 million in 2000. The 1998 operating results include special charges of $2.4 million including pre-operating and start-up costs of $0.5 million related to the Titan Africa Benin operation, $1.4 million related to employee termination and retention costs related to the reorganization of this business, as well as approximately $0.5 million related to costs on the previously mentioned registration statement with the SEC which was ultimately withdrawn. Excluding the impact of these charges, operating loss, as adjusted, was $4.3 million in 1998 compared to operating profit of $5.1 million in 1999 and operating income of $11.6 million in 2000. The improved operating profit in 1999 and 2000 is directly related to the increase in revenues noted previously.

    Software Systems (including Cayenta).  Software Systems' operating profit increased from $5.1 million in 1998 to $7.0 million in 1999 and decreased to an operating loss of $18.0 million in 2000. Included in the 2000 operating results is a $2.7 million charge reflecting the direct transaction costs related to the withdrawn registration statement for Cayenta. Included in the 1999 operating results is a $2.1 million charge related to reorganization and restructuring costs we incurred primarily during the fourth quarter to restructure and wind-down our year 2000 business unit. Employee termination costs, facilities costs and lease termination costs comprised a substantial portion of this charge. Included in 2000 operating results is a deferred compensation charge of $0.6 million, and goodwill amortization of $0.6 million and $16.9 million in 1999 and 2000, respectively. Excluding the impact of the charges noted previously, the deferred compensation charge and the amortization of goodwill, Software Systems' operating profit decreased from $9.7 million in 1999 to $2.1 million in 2000. The impact of the increased revenues noted above was more than offset by the increased SG&A efforts to build the infrastructure of Cayenta and increased sales and marketing efforts, as well as increased R&D costs. The increased operating profit in 1999 reflects the impact of the increased revenues discussed previously.

    Emerging Technologies and Businesses.  Emerging Technologies' operating results improved from operating income of $1.2 million in 1998 to $46.6 million in 1999 and decreased to $6.7 million in 2000. Included in the operating results of 1999 and 2000 is a $41.8 million gain and a $2.1 million gain, respectively, resulting from the sale of the Company's approximate 8% equity interest in IPivot. The Company sold its interest in IPivot in October 1999, for which the final consideration was paid in October 2000. Excluding the gains from IPivot, as well as approximately $0.2 million of reorganization costs in 2000, operating income improved from $1.2 million in 1998 to $4.8 million in 1999 and decreased slightly from $4.8 million in 1999 to $4.5 million in 2000, primarily reflecting the increase in revenues in those years.

Interest Expense, Net

    Our consolidated net interest expense increased from $11.1 million in 1998 to $17.5 million in 1999 and to $36.0 million in 2000. Net interest expense has increased over 1998, 1999 and 2000, primarily as a direct result of the increased level of our borrowings, to fund the growth in the various segments and to fund the acquisitions made in our Titan Systems segment during 1999 and 2000 and in our Software Systems segment during 1999. Our increased effective interest rates also resulted in increased interest expense in 1999 and 2000. In addition, net interest expense in 2000 increased due to the issuance of our Remarketable Term Income Deferrable Equity Securities or HIGH TIDES. In 1998 the principal component of interest expense was related to our convertible senior subordinated debentures, all of which had been converted into our common stock or redeemed by the end of the fourth quarter of 1999. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $28.9 million at a weighted average interest rate of 7.7% during 1998, $88.8 million at a weighted average interest rate of 7.9% during 1999 and $196.9 million at a weighted average interest rate of 10.5% during 2000. Also included in interest expense is interest on our deferred compensation and retiree medical obligations. Interest expense related to these items was $0.9 million for 1998, $1.1 million for 1999 and $0.6 million for 2000.

Income Taxes

    Consolidated income taxes reflect effective rates of a provision rate of 40% in 1998 and 38% in 1999 and a benefit rate of 19% in 2000. The reduced rate for the tax benefit in 2000 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

Net Income (Loss)

    In 1998, we reported a net loss of $18.0 million, net income of $37.8 million in 1999 and a net loss of $18.7 million in 2000. Included in the net income (loss) for 1998, 1999 and 2000 are net losses from discontinued operations of $12.6 million, $5.6 million and $1.5 million, respectively, relating to our winding down of our access control systems and broadband communications businesses and the disposal of our commercial information security and assurance business as well as operations discontinued by certain of the companies acquired by us during 1998 and 2000. In addition, we adopted Statement of Position (SOP) 98-5 ("Start-up Costs") in 1998, which resulted in a $19.5 million write-off of capitalized start-up costs recorded as a cumulative effect of a change in accounting principle. Included in the net loss for 2000 is an extraordinary loss of $4.7 million, net of tax, related to the early payoff and extinguishments of AverStar's credit facility in the second quarter of 2000 and our existing credit facility with Scotia Bank in the first quarter of 2000. Also included in the 2000 net loss is goodwill amortization of $29.5 million, a deferred compensation charge of $6.2 million and acquistition related charges of $39.4 million. Also included in the 1999 net income is a net acquisition related credit of $28.0 million, and goodwill amortization of $8.6 million.

Liquidity and Capital Resources

    We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and the proceeds from the sale of securities. Our operating activities used $70.1 million, primarily resulting from increased accounts receivable balances of $56.0 million, with the most significant increases reflecting the revenue growth in our Titan Systems, Titan Wireless and SureBeam business segments. Also included in our cash uses from operating activities is approximately $18 million of cash paid for acquisition related charges. In addition, income tax payments of $11.9 million were made during 2000, primarily resulting from the taxes due from our gain on sale of our interest in IPivot. The Company expects that future tax liabilities will require cash outflow as the Company utilized a significant portion of its net operating losses to reduce the taxes due on the IPivot proceeds.

    Our investing activities used cash of $191.9 million during 2000, primarily to fund the acquisitions of Pulse, LinCom, SenCom, MJR, and Ivoire Telecom and to fund capital expenditures of $49.8 million primarily in our Software Systems, SureBeam and Titan Wireless segments. Our financing activities provided cash of $289.6 million, which amount primarily reflected proceeds from the funding of the $150 million term loan, the issuance of $250 million of Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), partially offset by net reductions in borrowings under debt assumed on the ACS and AverStar mergers. In relation to our acquisition of a majority interest of Ivoire Telecom, the Company has committed to provide up to a maximum of $25 million for capital expenditures to build out the Ivoire Telecom network, subject to Titan's approval of each equipment expenditure requirement. At December 31, 2000, approximately $9.8 million has been expended for such expenditures. In addition, in connection with the Company's agreement to acquire an additional 30.0% equity interest in Sakon, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. The Company estimates that the consideration will be paid by the second or third quarter of 2001.

    On February 9, 2000, Titan Capital Trust, our wholly owned subsidiary, issued 4 million HIGH TIDES at $50 per security, for an aggregate total of $200 million, with an overallotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from us 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks. The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries other than SureBeam. The $425 million facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. SureBeam Corporation is no longer a guarantor under the credit facility, and its assets are no longer collateral for the senior credit facility following its recently completed initial public offering on March 16, 2001 (See Note 16).

    At December 31, 2000, total borrowings outstanding were $263.1 million on the term loan at a weighted average interest rate of 9.67%. Commitments under letters of credit were $6.6 million at December 31, 2000, which reduces availability of the working capital line. Of the total borrowings, $2.5 million was short-term.

    We used $100 million of the new term loan facility and part of the total $250 million proceeds from the sale of the HIGH TIDES to repay all outstanding balances on our previous credit facility, which aggregated approximately $152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. As of March 16, 2001, we had $338.1 million in outstanding borrowings on our secured term loan facilities, $6.6 million in letters of credit outstanding and $21.2 million in cash and equivalents.

    We collected all outstanding amounts due from our Indonesian customer, PSN, during the fourth quarter of 2000. We received a payment of $2.6 million, plus accrued interest, and accepted the return of certain terminals valued at approximately $1.3 million as satisfaction for all amounts outstanding. These terminals have subsequently been utilized on other international projects.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs

CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000, and end on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The non-Alcatel equipment provided by Titan Africa will be paid for by the OPT in seven equal semi-annual installments which commenced on December 31, 2000. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a maximum period of 9 years depending upon when the equipment has been paid for. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding on the equipment provided by Titan Africa could be paid in full prior to December 31, 2003. As of December 31, 2000, approximately $36.7 million was drawn on this facility. In October 2000, under the Benin program, the Company collected an $18 million receivable from an African group related to its sale of a portion of its economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

    As part of our strategy of seeking external financing to grow our commercial businesses, our SureBeam subsidiary completed its initial public offering of its common stock on March 16, 2001 and raised gross proceeds of $67 million. We have extended a credit facility of up to a maximum of $75.0 million under which SureBeam owed us approximately $64.6 million as of February 28, 2001. SureBeam may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our businesses, our credit facility as described above and other available cash sources. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2001 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market Risk

    The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments. As of December 31, 2000, we did not hold any material amounts of marketable securities. The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions. As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents.

    On February 9, 2000, we received $250 million in proceeds from the issuance of 5 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, "HIGH TIDES"). On February 23, 2000, we entered into a credit agreement for $275 million of financing from a syndicate of commercial banks which replaced our current credit facility. The terms of both are more fully discussed in Note 8 of the notes to our consolidated financial statements. We used $100 million of the credit facility and part of the HIGH TIDES proceeds to repay all outstanding balances on our previous credit facility, which aggregated approximately $152 million. In addition, we used proceeds of approximately $74 million from the HIGH TIDES proceeds to repay existing indebtedness of Advanced Communication Systems when we closed the acquisition on February 25, 2000, and to pay certain acquisition-related expenses. The remaining HIGH TIDES proceeds were invested in commercial paper with ratings of A1/P1 and a money market fund with a rating of Class A at interest rates of 5.60% to 5.97% to fund operations and our strategic goals. These funds were fully utilized in 2000.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For terms relating to our long-term debt, see Note 8 of the notes to our consolidated financial statements.

	2001	2002	2003	2004	2005	Beyond	Total	Fair Value
Assets: None
Liabilities:
Long-term debt, including debt due within one year:
Fixed rate	$13,411	$12,517	$12,378	$122	$69	$333	$38,830	$38,830
Average interest rate	9.33%	9.49%	9.51%	9.40%	8.58%	8.58%	9.43%	9.43%
Variable rate	$3,500	$3,500	$3,500	$3,500	$18,535	$231,016	$263,551	$263,551
Average interest rate	9.71%	9.71%	9.71%	9.71%	9.10%	9.71%	9.67%	9.67%
HIGH TIDES	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Fixed rate	$—	$—	$—	$—	$—	5.75%	5.75%	5.75%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Titan Corporation:

    We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Diego, California
February 12, 2001 (except with respect to the
  matter discussed in Note 16, as to
  which the date is March 16, 2001)

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2000	1999	1998
Revenues	$1,033,213	$809,139	$532,236

Costs and expenses:
Cost of revenues	757,266	611,059	395,492
Selling, general and administrative expense	208,956	131,879	86,968
Research and development expense	12,261	6,690	5,590
Acquisition related charges and other	39,358	(28,035)	9,891

Total costs and expenses	1,017,841	721,593	497,941

Operating profit	15,372	87,546	34,295
Interest expense	(39,592)	(18,862)	(11,808)
Interest income	3,582	1,342	718

Income (loss) from continuing operations before income taxes, minority interests, extraordinary loss and cumulative effect of change in accounting principle	(20,638)	70,026	23,205
Income tax provision (benefit)	(3,985)	26,669	9,184

Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	(16,653)	43,357	14,021
Minority interests	4,131	—	—

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(12,522)	43,357	14,021
Loss from discontinued operations, net of tax benefit of $487, $2,400 and $4,446	(1,462)	(5,600)	(12,566)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(13,984)	37,757	1,455
Extraordinary loss from early extinguishments of debt, net of tax benefit of $1,541	(4,744)	—	—
Cumulative effect of change in accounting principle, net of tax benefit of $1,970	—	—	(19,474)

Net income (loss)	(18,728)	37,757	(18,019)
Dividend requirements on preferred stock	(692)	(695)	(778)

Net income (loss) applicable to common stock	$(19,420)	$37,062	$(18,797)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.31)	$0.91	$0.32
Loss from discontinued operations, net of taxes	(0.03)	(0.12)	(0.30)
Extraordinary loss from early extinguishments of debt, net of taxes	(0.09)	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.47)

Net income (loss)	$(0.43)	$0.79	$(0.45)

Weighted average shares	52,717	47,094	41,657

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.80	$0.31
Loss from discontinued operations, net of taxes	(0.03)	(0.10)	(0.29)
Extraordinary loss from early extinguishments of debt, net of taxes	(0.09)	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.45)

Net income (loss)	$(0.44)	$0.70	$(0.43)

Weighted average shares	52,717	54,136	43,172

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$27,291	$13,469
Accounts receivable — net	347,133	266,988
Inventories	25,367	15,640
Prepaid expenses and other	33,932	12,224
Deferred income taxes	28,764	13,361
Net assets of discontinued operations	812	—

Total current assets	463,299	321,682
Property and equipment — net	88,077	47,556
Goodwill — net of accumulated amortization of $46,487 and $16,522	347,976	240,106
Other assets — net	59,796	24,757
Net assets of discontinued operations	290	557

Total assets	$959,438	$634,658

Liabilities and Stockholders' Equity
Current Liabilities:
Amounts outstanding under lines of credit	$2,500	$18,635
Accounts payable	74,936	52,402
Acquisition debt	4,200	4,800
Current portion of long-term debt	991	6,491
Accrued compensation and benefits	45,700	39,401
Other accrued liabilities	67,020	61,592
Income taxes payable	176	9,857
Net liabilities of discontinued operations	—	7,142

Total current liabilities	195,523	200,320

Amounts outstanding under lines of credit	260,625	215,987

Other long-term debt	38,265	14,802

Other non-current liabilities	36,342	31,851

Commitments and Contingencies
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	—

Minority interests	11,267	5,350

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference:
689,978 and 694,850 shares issued and outstanding	690	695
Series A junior participating: designated 1,000,000 authorized shares:
None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 54,068,167 and 52,456,641 shares	541	525
Capital in excess of par value	191,358	163,252
Deferred compensation	(13,882)	(738)
Retained earnings (deficit)	(9,960)	5,283
Cumulative foreign currency translation adjustment	108	(33)
Treasury stock (787,885 and 966,398 shares), at cost	(1,439)	(2,636)

Total stockholders' equity	167,416	166,348

Total liabilities and stockholders' equity	$959,438	$634,658

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the Years Ended December 31,
	2000	1999	1998
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(12,522)	$43,357	$14,021
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations, net of effects of businesses acquired:
Depreciation and amortization	43,692	20,405	12,618
Deferred income taxes and other	(11,129)	7,737	(1,489)
Nonmonetary research consideration	(4,701)	—	—
Write-off of capitalized software development costs	—	3,893	—
Minority interests	(4,131)	—	—
Poolings of interests	1,352	—	(109)
Deferred compensation charge	6,187	103	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(56,008)	(55,301)	(29,941)
Inventories	(9,649)	(6,271)	(2,329)
Prepaid expenses and other assets	(17,211)	(12,127)	3,649
Accounts payable	13,072	4,753	(1,205)
Income taxes payable/refundable	(10,590)	9,579	553
Accrued compensation and benefits	1,595	2,396	8,460
Other liabilities	(10,028)	1,536	(1,610)

Net cash provided by (used for) continuing operations	(70,071)	20,060	2,618

Loss from discontinued operations	(1,462)	(5,600)	(12,566)
Changes in net assets and liabilities of discontinued operations	(7,687)	1,358	1,801

Net cash used for discontinued operations	(9,149)	(4,242)	(10,765)

Net cash provided by (used for) operating activities	(79,220)	15,818	(8,147)

Cash Flows From Investing Activities:
Capital expenditures	(49,794)	(17,190)	(9,145)
Payment for purchase of businesses, net of cash acquired	(117,712)	(110,218)	(72,603)
Capitalized software development costs	(3,359)	(707)	(2,339)
Proceeds from sale of investments	—	—	5,499
Other investments	(21,677)	(5,400)	—
Other	588	998	511

Net cash used for investing activities	(191,954)	(132,517)	(78,077)

Cash Flows From Financing Activities:
Issuance of redeemable covertible preferred securities	250,000	—	—
Additions to debt	154,085	158,561	68,870
Retirements of debt	(109,562)	(40,934)	(7,342)
Redemption of Series B Preferred Stock	—	—	(3,000)
Issuance of stock by subsidiary	6,373	—	—
Deferred debt issuance costs	(19,614)	(3,494)	(45)
Proceeds from stock issuances	5,413	3,942	24,498
Dividends paid	(692)	(695)	(778)
Purchase of stock	(173)	(487)	—
Other	(975)	(560)	(224)

Net cash provided by financing activities	284,855	116,333	81,979

Net cash from financing of discontinued operations	—	—	3,855

Effect of exchange rate changes on cash	141	(33)	—

Net increase (decrease) in cash and cash equivalents	13,822	(399)	(390)
Cash and cash equivalents at beginning of year	13,469	13,868	14,258

Cash and cash equivalents at end of year	$27,291	$13,469	$13,868

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Retained Earnings (Deficit)	Cumulative Foreign Currency Translation Adjustment	Treasury Stock	Total
Balances at December 31, 1997	$695	$396	$89,270	$—	$(12,878)	$—	$(2,591)	$74,892
Conversion of subordinated debt		15	5,368					5,383
Sale of common stock		9	22,638					22,647
Stock issued for acquisitions		11	13,178					13,189
Stock repurchase		(1)	(806)					(807)
Exercise of stock options and other		4	1,480				12	1,496
Conversion of warrants		1	349					350
Poolings of interests					(109)			(109)
Shares contributed to employee benefit plans			(100)					(100)
Income tax benefit from employee stock transactions			297					297
Foreign currency translation adjustment					(1)			(1)
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(695)			(695)
Series B, 6% annual					(83)			(83)
Net loss					(18,019)			(18,019)

Balances at December 31, 1998	695	435	131,674	—	(31,785)	—	(2,579)	98,440
Conversion of subordinated debt		79	26,191					26,270
Exercise of stock options and other		11	3,940				(57)	3,894
Shares contributed to employee benefit plans			(364)					(364)
Deferred compensation, related to the issuance of stock options			841	(738)				103
Purchase of stock			(487)					(487)
Income tax benefit from employee stock transactions			892					892
Distribution to shareholders of net liablity of discontinued operations			565					565
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(695)			(695)
Foreign currency translation adjustment					6	(33)		(27)
Net income					37,757			37,757

Balances at December 31, 1999	695	525	163,252	(738)	5,283	(33)	(2,636)	166,348
Pooling adjustments					1,352			1,352
Exercise of stock options and other		16	3,577					3,593
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			19,331	(19,331)				—
Amortization of deferred compensation				6,187				6,187
Purchase of treasury stock			(173)					(173)
Shares contributed to employee benefit plans			1,167				1,197	2,364
Foreign currency translation adjustment						141		141
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			1,479					1,479
Gain related to issuance of stock in subsidiary					2,825			2,825
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(692)			(692)
Net loss					(18,728)			(18,728)

Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, or as otherwise noted)

Note 1. Summary of Significant Accounting Policies

    Nature of Operations.  The Titan Corporation (the "Company" or "Titan") is a diversified technology company whose business is to create, build and launch technology-based businesses. The Company groups its businesses into four core business segments — Titan Systems, SureBeam, Titan Wireless, and Software Systems, — and a fifth business segment, Emerging Technologies and Businesses. Titan Systems provides information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies. SureBeam provides electronic food irradiation systems and services for the food industry. Titan Wireless provides satellite-based and wireless-based communication services and systems which provide cost-effective voice, facsimile, data, Internet and network communications services in developing countries. Software Systems is a total services provider ("TSP") of information technology services and software applications for its customers' business and governmental functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance. The Emerging Technologies and Businesses segment develops commercial applications and businesses for technologies created by the Company.

    The Company is involved in a number of commercial businesses that operate in new markets, most notably the TSP business in Software Systems, the provision of communication services in developing countries in the Titan Wireless segment and the electronic food irradiation business of SureBeam. The Company believes that the primary source of revenues for the Titan Wireless business will be international customers in developing countries, primarily within Africa, Asia, the Middle East and South America.

    Principles of Consolidation.  The consolidated financial statements include the accounts of Titan and its subsidiaries. All significant intercompany transactions and balances have been eliminated. From time to time, the Company makes investments in joint ventures which may involve international locations and operations. Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate. Investments in such ventures are generally consolidated in instances where the Company retains control through decision-making ability and/or a greater than 50% ownership interest. In the absence of such factors, the Company generally accounts for these investments under the equity method.

    On February 25, 2000, the Company consummated a merger with Advanced Communication Systems, Inc. ("ACS") in a stock-for-stock, pooling of interests transaction (see Note 2). On June 26, 2000, the Company consummated a merger with AverStar, Inc. ("AverStar") in a stock-for-stock, pooling of interests transaction (see Note 2). The accompanying consolidated financial statements have been restated to reflect these acquisitions for all periods presented.

    One of the Company's consolidated subsidiaries with operations in Africa reports its results of operations with a two-month lag, which allows more time to compile results. The time lag results in an intercompany receivable or payable from advances to or from the subsidiary during this lag period. The effect of this lag period on the Company's results of operations and financial condition is not material.

    Minority Interest in Subsidiaries.  Minority interest in subsidiaries consists primarily of equity securities issued in 1999 and 2000 by the Company's subsidiary, Cayenta, Inc., which is the ongoing operations of the Software Systems business, and equity securities issued in 2000 by the Company's SureBeam subsidiary. The Company owned substantially all of the voting equity of Cayenta and SureBeam both before and after the transactions. The Company records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners. The minority interest percentages of Cayenta and SureBeam are approximately 24.1% and 0.5%, respectively, as of December 31, 2000. These amounts were not significant in 1999. In March 2001, as discussed in Note 16, SureBeam completed its initial public offering, which changed the minority interest percentage to approximately 16.4%.

    Foreign Currency Translation.  The financial statements of certain of the Company's foreign subsidiaries are measured using the local functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

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

    As most of the Company's revenue recognition practices are in accordance with AICPA Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1") and Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in 2000 had no material impact on the Company's financial statements.

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

    Unbilled Accounts Receivable.  Unbilled accounts receivable are included in accounts receivable and include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled accounts receivable are expected to be collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement.

    Concentration of Risk.  As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and economic instability in these areas. To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfers, prior to shipment. In addition, the Company has obtained political risk insurance to cover equipment located in certain foreign countries to cover loss or damage resulting from abandonment, deprivation, expropriation, riot and terrorism and other acts of revolution in those countries.

    A majority of the Company's total revenues are from U.S. government contracts. Any cancellations or modifications of our significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could adversely affect the Company's financial condition and results of operations in the short- and long-term. Continuing declines in U.S. defense and other federal agency budgets also may negatively impact our business. Although we bid for and are awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of the Company's contracts and subcontracts include option years. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor. On our subcontracts, we generally do not control the prime contractor's allocation of resources. We also depend upon the prime contractor to perform its obligations on the primary government contract. In addition to contract cancellations and declines in agency budgets, the Company's financial condition and results of operations may be adversely affected by:

  •
  budgetary constraints affecting U.S. government spending generally, and changes in fiscal policy or available funding;

  •
  curtailment of the U.S. government's use of technology services providers;

  •
  the adoption of new laws or regulations;

  •
  technological developments;

  •
  U.S. government shutdowns, such as that which occurred during the U.S. government's 1996 fiscal year;

  •
  competition and consolidation in our business areas; and

  •
  general economic conditions.

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

    Property and Equipment.  Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 25 to 40 years for buildings, 2 to 40 years for leasehold improvements and 3 to 10 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization and food irradiation businesses is depreciated based on units of production.

    Goodwill.  The excess of the cost over the fair value of net assets of purchased businesses ("goodwill") is amortized on a straight-line basis over varying lives ranging from 2 to 40 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

    Impairment of Long-Lived Assets.  Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly. In evaluating whether an asset impairment exists, the Company compares the carrying value of the asset to the estimated undiscounted cash flows. If an impairment is deemed to exist, the asset's carrying value is adjusted to the present value of its estimated future cash flows.

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

    The following data summarize information relating to the per share computations for continuing operations before the cumulative effect of a change in accounting principle:

	For the Year Ended December 31, 2000
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Loss from continuing operations	$(12,522)
Less preferred stock dividends	(692)
Effect of minority interests	(3,308)

Basic EPS:
Loss from continuing operations available to common stockholders	(16,522)	52,717	$(.31)
Effect of minority interests	(283)	—	(.01)

Diluted EPS:
Loss from continuing operations available to common stockholders plus assumed conversions	$(16,805)	52,717	$(.32)

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Income from continuing operations	$43,357
Less preferred stock dividends	(695)

Basic EPS:
Income from continuing operations available to common stockholders	42,662	47,094	$.91
Effect of dilutive securities:
Stock options	—	2,650	(.05)
Debentures	769	4,392	(.06)

Diluted EPS:
Income from continuing operations available to common stockholders plus assumed conversions	$43,431	54,136	$.80

	For the Year Ended December 31, 1998
	Income (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Income from continuing operations	$14,021
Less preferred stock dividends	(778)

Basic EPS:
Income from continuing operations available to common stockholders	$13,243	41,657	$.32
Effect of dilutive securities:
Stock options	—	1,515	(.01)

Diluted EPS:
Income from continuing operations available to common stockholders plus assumed conversions	$13,243	43,172	$.31

    In 1999 and 1998, options to purchase approximately 85,000 and 1,232,000 shares, respectively, of common stock were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares. In 2000, 1999 and 1998, approximately 463,200 shares of common stock that could result from the conversion of cumulative convertible preferred stock and 5,038,000 shares that could result from the conversion of the remarketable term income deferrable equity securities (HIGH TIDES) in 2000, and 8,513,000 common shares in 1998 that could result from the conversion of the Company's convertible subordinated debentures were not included in the computation of diluted EPS, as the effect would have been anti-dilutive on the results of continuing operations. The effect of minority interests outstanding in 1999 did not affect the above computation.

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

    During the year ended December 31, 2000, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 2000, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments.

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

    Business Segments.  The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Emerging Technologies and Businesses segment. The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam. This realignment conforms to the provisions of SFAS 131. As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

    Gain on Issuance of Stock in Subsidiary.  In 2000, the Company became subject to the provisions of SEC Staff Accounting Bulletin No. 51 ("SAB 51") to reflect the issuance of approximately 5% of Cayenta Class A Common Stock in connection with an acquisition. In accordance with the provisions of SAB 51, the transaction is reflected as an equity transaction, and the net effect of the transaction is reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary."

    New Accounting Standards.  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which became effective in 2000. This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. As most of the Company's revenue recognition practices are in conformance with AICPA SOP 81-1 and SOP 97-2, the adoption of SAB 101 had no material impact on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 was amended in June 1999 by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 by SFAS No. 138 for "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes from fair value reflected in earnings. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in January 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

Note 2. Acquisitions and Investments

    On June 28, 2000, the Company's subsidiary, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, completed the acquisition of a majority interest (80%) of Ivoire Telecom S.A. Holding (Ivoire Telecom), and through such interest acquired a controlling (minimum of 50.1%) equity interest in each of the principal subsidiaries owned by Ivoire Telecom. The purchase consideration consisted of $5.0 million in cash subject to certain indemnification obligations. The excess of purchase consideration over net assets acquired of $5.0 million has been recorded as goodwill. In addition, Titan has committed to provide up to a maximum of $25 million for capital expenditures to build out the Ivoire Telecom network, subject to Titan's approval of each equipment expenditure requirement. At December 31, 2000, approximately

$9.8 million has been expended for such expenditures. The impact of all such expenditures has been reflected as property and equipment in the Company's consolidated balance sheet at December 31, 2000.

    On June 26, 2000, the Company acquired AverStar in a stock-for-stock transaction. AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of civilian and defense agencies of the U.S. government. AverStar's operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, subject to a holdback of 180,045 shares held in escrow to cover certain indemnification obligations, and assumed AverStar stock options representing approximately 551,000 shares of Titan common stock, based on an exchange ratio of approximately .41415 shares of Titan common stock for each share of AverStar common stock. In September 2000, 171,645 shares were released from escrow to AverStar shareholders in fulfillment of the Company's obligations. The remaining 8,400 shares were released from escrow in November 2000. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    On June 7, 2000, the Company completed the acquisition of all of the stock of SenCom Corporation (SenCom) for a purchase price of approximately $35 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $5.0 million holdback, and less $1.3 million for employee related expenses to be paid one year from the closing date. Of the $5.0 million holdback, $3 million was paid in September 2000, and the remaining $2 million holdback is due 18 months from the closing date, and accrues interest at 7% per annum. An additional $2 million was paid in September 2000 as a result of post-closing adjustments. SenCom, included in the Titan Systems segment, provides information technology services to government customers and specializes in the engineering and analysis of radar and electro-optical sensors, command and control system development, computer and network security, and business process engineering and program management. The transaction was accounted for as a purchase, and accordingly, SenCom's results of operations have been consolidated with the Company's results of operations since June 8, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $29.5 million at December 31, 2000.

    On March 30, 2000, the Company completed the acquisition of all of the stock of LinCom Corporation (LinCom) for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback was due approximately 60 days after the closing date, and approximately $978 was paid in the fulfillment of the Company's obligations, and the $2 million note is due one year after the closing date and accrues interest at 7%. The Company expects that the $2 million note, plus accrued interest, will be paid by March 31, 2001. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The operations of LinCom are primarily reported in the Titan Systems segment. The commercial applications within LinCom are reported in the Emerging Technologies and Businesses segment. The transaction was accounted for as a purchase, and accordingly, LinCom's results of operations have been consolidated with the Company's results of operations since March 31, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $20.2 million at December 31, 2000.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering (Pulse) for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment due in March 2001. The holdback was paid to Pulse shareholders in October 2000 in fulfillment of the Company's obligations, and the Company expects that the $2 million deferred payment, plus interest of 8%, will be made by March 31, 2001. Pulse provides specialized information security and signals intelligence systems and services to the intelligence community and is included in the Titan Systems segment. The transaction was accounted for as a purchase, and accordingly, Pulse's results of operations have been consolidated with the Company's results of operations since March 25, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $23.5 million at December 31, 2000. In connection with the determination of the fair value of assets acquired in the quarter ended June 30, 2000, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1,066. This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $291 in the year ended December 31, 2000, as a reduction of costs, with the remaining $775 to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2004.

    On March 10, 2000, AverStar acquired all of the outstanding shares of the common stock of MJR Associates, Inc. (MJR), which provides information technology staffing solutions to major corporations. Consideration paid for the acquisition amounted to $9.6 million in cash plus contingent consideration up to a maximum of $3.75 million based upon fiscal year 2000 performance, which amount will be due and payable in April 2001. The acquisition was accounted for as a purchase, and accordingly, MJR's results of operations have been consolidated with the Company's results of operations since March 11, 2000. The excess of the purchase price over the estimated fair market value of the net assets acquired, including an accrual for the contingent consideration, to be amortized on a straight line basis over 20 years, was approximately $11.5 million at December 31, 2000.

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

    Effective January 1, 2000, ACS' September 30 fiscal year-end has been changed to coincide with the Company's year-end. The 1999 and 1998 financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if the merger had occurred at the beginning of the periods presented. A pooling of interests adjustment has been made in the consolidated statement of cash flows and consolidated statement of stockholders' equity for the year ended December 31, 2000, to reflect the activity for ACS in the quarter ended December 31, 1999, as reported in ACS'

Form 10-Q for the fiscal quarter ended December 31, 1999. For the quarter ended December 31, 1999, ACS' revenues were $46,255 and net income was $1,352.

    The separate and combined results of Titan, ACS and AverStar in 2000 and 1999 are as follows:

	Year Ended December 31, 2000
	Revenues	Income (Loss) from Continuing Operations	Net Income (Loss)
Titan	$648,535	$2,342	$30
ACS	192,841	(21,230)	(17,249)
AverStar	191,837	1,622	(1,509)

	$1,033,213	$(17,266)	$(18,728)

	Year Ended December 31, 1999
	Revenues	Income from Continuing Operations	Net Income
Titan	$406,551	$37,200	$31,600
ACS	218,252	3,581	3,581
AverStar	184,336	2,576	2,576

	$809,139	$43,357	$37,757

    The revenues of ACS were impacted in 2000 by a contract termination that occurred in late 1999, prior to Titan's acquisition, which resulted in reduced revenues of approximately $31.6 million. AverStar's revenues in 2000 were impacted by the wind-down of its year 2000 business in early 2000, which resulted in reduced revenues of approximately $25.7 million.

    Included in the 2000 results from continuing operations are merger related expenses of $30.5 million and $8.3 million related to the acquisitions of ACS and AverStar, respectively. In addition, Net Income (Loss) reflects an extraordinary loss, net of taxes, of $3.4 million and $1.3 million related to the early debt extinguishment of Titan and AverStar's credit facilities, respectively. AverStar's net loss reflects a loss from discontinued operations of $1.5 million. Included in ACS' 1999 operating results is a write-off of $3.9 million of capitalized software costs and a $1.8 million write-off of an uncollected receivable. All interest expense is reflected in the Titan operating results from the date of acquisition.

    In 1999, the Company or its subsidiaries acquired Atlantic Aerospace Corporation ("AAEC"), Systems Resources Corporation ("SRC") and Program Support Associates Inc. ("PSA"), all reporting in the Company's Titan Systems segment, and SFG Technologies Inc. ("SFG"), Assist Cornerstone Technologies, Inc. ("Assist"), JB Systems, Inc. doing business as Mainsaver, and Transnational Partners II, LLC ("TNP"), all reporting in the Company's Cayenta segment, in purchase transactions. In conjunction with the Mainsaver and Assist acquisitions, approximately $4.3 million of the purchase price was held back, subject to purchase price adjustments and indemnification obligations, of which $3 million is due in January 2001 and the remaining $1.3 million is due in June 2001. Related to the acquisition of SRC, a

$2 million promissory note, subject to post-closing working capital adjustments and indemnification obligations, was due on June 9, 2000. The post-closing working capital adjustments and indemnification obligations are currently in dispute with the stockholders of SRC. Accordingly, the promissory note has not been paid. Related to the AAEC acquisition, up to an additional $3 million in contingent consideration may be due upon the award of future contracts. As of December 31, 2000, the Company estimates that a potential $2.4 million may be paid in 2001.

    Unaudited pro forma data giving effect to the purchase of Pulse, LinCom, SenCom, MJR, SRC, AAEC, PSA, Mainsaver, Assist and SFG as if they had been acquired at the beginning of 1999 are shown below. Pro forma information related to the TNP acquisition is not included, because the effect is not significant.

	Twelve months ended December 31,
	2000	1999
	(unaudited)
Revenues	$1,071,516	$966,579
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(12,361)	34,159
Net income (loss)	(18,567)	28,559
Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(.23)	$.71
Net income (loss)	(.35)	.59
Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(.23)	$.63
Net income (loss)	(.35)	.53

    In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement with Sakon. In October 2000, Titan exercised its option pursuant to the agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. The Company estimates that the remaining consideration will be paid by the second or third quarter of 2001. Such amount will be amortized over an estimated useful life of 20 years. Titan has consolidated the operating results of Sakon beginning in 1999 in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

    In September 1999, together with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis, a company that focuses on configuring customers' software applications, Cayenta established Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions, including TSP offerings, to the utility industry. Cayenta owns a 10% equity interest in Soliance and has a management services agreement with Soliance under which it provides TSP services to Soliance's customers. At December 31, 2000 and 1999, the Company's investment of $5 million in this joint venture is included in Other Assets. The investment is being accounted for under the cost method.

    In 1998, the Company consummated mergers with Delfin Systems ("Delfin"), VisiCom Laboratories, Inc. ("VisiCom"), Horizons Technology, Inc. ("Horizons") and DBA Systems, Inc. ("DBA") in poolings of interests transactions. Also in 1998, the Company acquired Validity Corporation ("Validity") and Advanced Management Incorporated ("AMI") in purchase transactions. All of these businesses report primarily in the Company's Titan Systems segment.

    In connection with the determination of the fair value of assets acquired in connection with the acquisitions of SRC, Semcor and Validity, and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $10,904. This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $6,936 and $2,606 as a reduction of costs in 2000 and 1999, respectively, with the remaining $1,362 to be recorded as a reduction of costs in future periods as work on certain contracts is performed. At December 31, 2000, there was $13,150 and $1,300 in Other Accrued Liabilities and Other Non-current Liabilities, respectively, of holdbacks of purchase consideration, subject to post-closing adjustments and indemnification obligations, related to acquisitions in 2000 and 1999.

Note 3. Acquisition Related Charges and Other

    Acquisition related charges of $39.4 million in 2000 include costs of $30.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investment banking, financial printing and other direct costs. Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination and retention costs of approximately $2.1 million, $3.8 million of costs to eliminate duplicate facilities and assets and a valuation allowance of $10.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as is relates to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles. Unpaid amounts at December 31, 2000, are primarily employee related costs and costs related to lease terminations which will be paid by December 31, 2001.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data, or as otherwise noted)

Note 3. Acquisition Related Charges and Other (Continued)

    Included in acquisition related charges in 2000 is $8.3 million related to the merger with AverStar. These costs consisted of approximately $2.5 million of direct transaction costs, approximately $5.5 million of employee termination and retention costs, and costs to eliminate duplicate facilities of approximately $0.3 million. The acquisition related charges in the year ended December 31, 2000 also include $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of Cayenta which was subsequently withdrawn by the Company in February 2001. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banking, financial printing, and other direct costs. Also included in acquisition related charges is a $2.1 million gain resulting from the final consideration from the sale of the Company's approximate 8% equity interest in IPivot, which was sold in October of 1999. Unpaid amounts at December 31, 2000 are primarily employee related costs which will be paid by December 31, 2001.

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of $13.8 million, which include approximately $4.5 million of legal costs and approximately $9.3 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.7 million for severance, outplacement and relocation costs related to approximately 32 employees across the Company, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices. These charges were all cash charges, with the exception of the write-off of intangible costs. Accruals for unpaid special charges of $5,880 remain in other current liabilities at December 31, 1999. Unpaid amounts at December 31, 1999 were primarily termination and other integration costs which were paid by December 31, 2000.

    On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan. The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments. In addition, approximately $3 million was received in October 2000 as final consideration. The income is netted against the charges discussed above in acquisition related charges and other for the 1999 and 2000 amounts received.

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

Note 4. Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998 and 2000. All periods presented reflect these specific operations as discontinued operations. Net assets of discontinued operations of approximately $800 at December 31, 2000 consist primarily of current assets of approximately $4,900 (primarily accounts receivable, inventories and capitalized software) net of accrued liabilities of approximately $4,100. In accordance with EITF 85-36, "Discontinued Operations with expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $7,000 were made against the accrued liabilities in 2000. The liabilities were increased by a $5,600 charge in 1999 based on management's most recent review of estimated future wind-down costs. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

Note 5. Other Financial Data

    Following are details concerning certain balance sheet accounts:

	At December 31,
	2000	1999
Accounts Receivable:
U.S. Government — billed	$205,618	$170,428
U.S. Government — unbilled	31,818	47,083
Trade	114,016	53,576
Less allowance for doubtful accounts	(4,319)	(4,099)

	$347,133	$266,988

Inventories:
Materials	$11,562	$7,725
Work-in-process	9,856	4,357
Finished goods	3,949	3,558

	$25,367	$15,640

Property and Equipment:
Machinery and equipment	$119,945	$77,948
Furniture and fixtures	22,979	19,038
Land, buildings and leasehold improvements	23,568	20,180
Construction in progress	12,896	2,023

	179,388	119,189
Less accumulated depreciation and amortization	(91,311)	(71,633)

	$88,077	$47,556

    Supplemental disclosures of cash flow information:

	2000	1999	1998
Noncash investing and financing activities:
Non-monetary research consideration	$4,701	$—	$—
Extraordinary loss on early extinguishments of debt	4,744	—	—
Gain related to issuance of stock in subsidiary	2,825	—	—
Equity issued in exchange for services	2,000	—	—
Shares contributed to employee benefit plans	2,364	3,594	100
Issuance of stock for equity interest	900	—	—
Subsidiary options granted in exchange for services	1,911	—	—
Subsidiary options granted in exchange for equity interest	508	—	—
Conversion of subordinated debt	—	26,270	—
Stock issued for acquisitions	—	—	13,189
Cash paid for interest	$34,828	$18,281	$11,225
Cash paid for taxes	11,909	6,119	3,022

Note 6. Segment Information

    Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all of the segment's direct costs of operations and administration. The Company manages income taxes on a corporate-wide basis. Thus, the Company evaluates segment performance based on profit or loss before interest expense, income taxes and before allocated costs of corporate overhead, exclusive of any significant gains or losses on the disposition of investments or other assets. Corporate overhead may include, among other things, costs for financial, accounting, marketing, administrative and legal activities. The Company typically manages and evaluates equity investments and related income on a segment level. However, certain significant investments are managed at the corporate level. Financial costs, such as gains and losses and interest income and expense, are managed at the Corporate segment. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

    In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Emerging Technologies and Businesses segment. The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam. As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

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

    The Titan Systems segment provides comprehensive information systems solutions and services to U.S. and allied government defense and intelligence agencies and to civil government agencies with sophisticated data management, information processing, information fusion and knowledge-based systems and communications requirements. The Titan Systems segment also develops and manufactures digital imaging products, electro-optical systems, threat simulation/training systems, intelligence electronic hardware and defense communications systems. The Titan Systems segment also installs, tests and maintains government information systems.

    The SureBeam segment provides electronic food irradiation systems and services for the food industry.

    The Titan Wireless segment provides satellite-based and wireless-based communication systems and services which provide cost-effective voice, facsimile, data, Internet and network communications services in developing countries, primarily Asia, Africa, the Middle East and Latin America.

    The Software Systems segment is a total services provider, or TSP, of information technology products and services for commercial and government customers' business functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance. Also included in this segment is the Company's Year 2000 business unit, which has been wound-down.

    The Software Systems segment contains the Company's majority owned subsidiary, Cayenta, Inc. The Company recorded a $2.7 million charge in 2000 related to a registration statement for the initial public offering of Cayenta which was withdrawn in February 2001.

    The Emerging Technologies and Businesses segment includes several businesses which apply the Company's proprietary knowledge and core competencies to create commercial technology applications or individual businesses, including the Company's antenna business, e-tenna, its wireless networking chip business, LinCom Wireless, its information technology consulting business, AverCom, and its medical products sterilization systems and services business, Titan Scan Technologies.

    Substantially all of the Company's operations are located in the United States. Export and foreign revenues amounted to approximately $82,602, $33,986, and $19,760 in 2000, 1999 and 1998, respectively, primarily to countries in Africa, Asia, Western Europe and South America. Substantially all international sales are denominated in U.S. dollars.

    The following tables summarize industry segment data for 2000, 1999 and 1998.

	2000	1999	1998
Revenues:
Titan Systems	$796,202	$689,513	$488,207
SureBeam	25,210	3,747	—
Titan Wireless	81,450	27,325	6,717
Software Systems	77,435	45,922	21,470
Emerging Technologies and Businesses	52,916	42,632	15,842

	$1,033,213	$809,139	$532,236

    Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $766,540 in 2000, $677,492 in 1999, and $453,623 in 1998. Inter-segment sales were not significant in any year.

	2000	1999	1998
Operating Profit (Loss):
Titan Systems	$28,462	$43,469	$41,212
SureBeam	2,901	(121)	—
Titan Wireless	11,644	5,063	(6,732)
Software Systems	(18,028)	6,962	5,137
Emerging Technologies and Businesses	6,683	46,590	1,155
Corporate	(16,290)	(14,417)	(6,477)

	$15,372	$87,546	$34,295

    Operating results for the Titan Systems and Software Systems segments for the year ended December 31, 2000, include acquisition and other charges of $38,820 and $2,678, respectively. Operating profit in 2000 for Emerging Technologies and Businesses includes the final $2,140 gain from the IPivot stock sale as discussed in Note 2, net of expenses.

    Operating profit for the Titan Systems, Software Systems and SureBeam segments for the year ended December 31, 1999, included acquisition and other charges of $5,535, $2,111 and $651, respectively. In addition, 1999 operating results included a $3,893 charge related to previously capitalized software development costs as well as a $1,800 in 1999 charge for an uncollected receivable. Operating profit for Emerging Technologies and Businesses includes the $41,788 gain on IPivot stock sale as discussed in Note 3, net of acquisition related charges and other of $160 related to other business in the Emerging Technologies segment. Operating profit for the Titan Systems and Titan Wireless segments for the year ended December 31, 1998, included acquisition-related and other charges of $7,218 and $2,398 respectively.

    Corporate includes corporate general and administrative expenses, certain corporate, integration, legal and restructuring charges ($5,296 in 1999 and $275 in 1998), and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

	As of December 31,
	2000	1999	1998
Identifiable Assets:
Titan Systems	$518,712	$420,129	$306,270
SureBeam	53,008	24,242	14,518
Titan Wireless	128,579	35,598	5,085
Software Systems	109,211	94,450	14,959
Emerging Technologies and Businesses	54,696	4,610	67
Discontinued Operations, net	570	557	645
General corporate assets	94,662	55,072	28,379

	$959,438	$634,658	$369,923

    General corporate assets are principally cash, accounts receivable, prepaid expenses, property and equipment, deferred income taxes and other assets.

	As of December 31,
	2000	1999	1998
Depreciation and Amortization of Property and Equipment, Goodwill, and Other Assets:
Titan Systems	$17,595	$16,695	$10,261
SureBeam	2,527	—	—
Titan Wireless	1,540	607	381
Software Systems	19,530	1,063	475
Emerging Technologies and Businesses	1,763	911	901
Corporate	737	1,129	600

	$43,692	$20,405	$12,618

Capital Expenditures:
Titan Systems	$9,447	$7,839	$7,758
SureBeam	5,625	—	—
Titan Wireless	14,263	3,839	463
Software Systems	13,430	1,002	325
Emerging Technologies and Businesses	5,357	3,678	241
Corporate	1,672	832	358

	$49,794	$17,190	$9,145

The components of the income tax provision (benefit) from continuing operations are as follows:

	2000	1999	1998
Current:
Federal	$(281)	$21,391	$4,648
State	1,227	4,831	1,220

	946	26,222	5,868
Deferred	(4,931)	447	3,316

	$(3,985)	$26,669	$9,184

    Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

	2000	1999	1998
Expected Federal tax provision on continuing operations	$(6,998)	$24,400	$7,889
State income taxes, net of Federal income tax benefit	(621)	4,226	1,037
Goodwill amortization	6,664	378	218
Change in valuation allowance	(8,100)	—	—
Acquistion charges and other	3,943	(660)	(293)
Utilization of NOL not realized in prior periods	—	(2,000)	—
Foreign losses not benefited	642	—	—
Meals and entertainment	457	—	—
Other	28	325	333

Actual tax provision on continuing operations	$(3,985)	$26,669	$9,184

    The net deferred tax asset as of December 31, 2000 and 1999, results from the following temporary differences:

	2000	1999
Loss carryforward	$9,201	$9,037
Employee benefits	12,691	6,256
Tax credit carryforwards	1,075	999
Inventory, contract loss and other reserves	15,573	9,957
Accounts and unbilled receivables	(9,558)	(6,458)
Acquired in-process R&D write-off	—	659
Accrued liabilities	2,079	3,297
Depreciation and amortization	(1,622)	(1,614)
Other	803	(91)

	30,242	22,042
Valuation allowance	(3,100)	(11,200)

Deferred tax asset, net	27,142	10,842

    Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company may limit annual future utilization of these carryforwards. Other non-current liabilities at December 31, 2000 and 1999 include a deferred liability of $1,622, and $2,519, respectively.

Note 8. Debt

    On February 9, 2000, the Company and Titan Capital Trust (the Trust), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDES) at $50 per security, for a total of $200 million, with an over-allotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The senior credit facility is secured by substantially all of our and our subsidiaries' assets (other than the assets of SureBeam) and guaranteed by substantially all of our subsidiaries. The $425 million facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the new credit facility, and amortize as follows: 2.5% quarterly in year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility and 7.5% quarterly in year six of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for year seven of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. SureBeam Corporation is no longer a guarantor under the credit facility, and its assets shall no longer be collateral for the senior credit facility.

    At December 31, 2000, deferred financing costs included in Other Assets related primarily to this facility were approximately $17.8 million and are being amortized over the term of the agreement. Upon consummation of this agreement in February 2000, the Company expensed the deferred financing costs related to the previous agreement as an extraordinary item in the first quarter of 2000.

    At December 31, 2000, total borrowings outstanding were $263.1 million on the term loan at a weighted average interest rate of 9.67%. Commitments under letters of credit were $6.6 million at December 31, 2000, which reduces availability of the working capital line. Of the total borrowings, $2.5 million was short-term.

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

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, the OPT, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger. This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, beginning on December 31, 2000, and ending on December 31, 2003. Approximately $36.7 million was drawn on this facility at December 31, 2000.

    At December 31, 2000 and 1999, Titan had $946 and $2,227, respectively, outstanding under two promissory notes, secured by certain machinery and equipment, at interest rates of 8.5% and 7.42%. At December 31, 2000, $794 is due within one year. At December 31, 2000 and 1999, ACS had $1,177 and $1,668, respectively, outstanding under two loans at interest rates of 9.3% and 8.6%. At December 31, 2000, $79 is due within one year.

Advanced Communication Systems Debt

    In February 1998, ACS entered into a line of credit arrangement, consisting of two credit facilities aggregating $35 million with a commercial bank, refinancing ACS' then existing line of credit and the outstanding commercial bank debt of a 1997 acquisition. The credit facility was also used to finance the acquisition of AMI and to provide for the working capital needs of ACS. The first facility, in an amount up to $15 million, could be used to finance acquisitions, working capital, and other corporate purposes, and bore interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depended on ACS' historical performance. The second facility, in an amount up to $20 million, could be used to finance acquisitions and bore interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depended on ACS' historical financial performance.

    In June 1998, the line of credit arrangement was increased to $45 million, from $35 million, to finance the acquisition of Semcor and to provide for the working capital needs of ACS. In February 1999, the line of credit arrangement was increased to $60 million to finance the additional contingent payment to the selling shareholders of Semcor and to provide for the working capital needs of ACS. These credit arrangements were subject to similar terms and conditions as the original arrangement that was entered into in February 1998. As of September 30, 1999, $58,400 was available on this credit arrangement and the outstanding balance was $46 million with an additional $3.8 million in standby letters of credit.

    In September 1999, ACS acquired PSA, and as a result, assumed its liabilities that, in part, consisted of $50 outstanding under a line of credit. This credit arrangement with a commercial bank, in the amount of $400, bore interest at the bank's prime rate plus one percent and was due on demand.

    At September 30, 1999, ACS had $46,050 outstanding under these arrangements. For the years ended September 30, 1999 and 1998, interest expense under these credit facilities was approximately $3,803 and $1,410, respectively, at weighted average interest rates of 8.16% and 8.10%, respectively.

AverStar Debt

    On March 18, 1999, AverStar entered into an agreement that provided up to $75 million of secured financing based upon availability, comprised of $45 million in Senior Term Loans A and B and a $30 million revolving credit facility note, secured by substantially all of AverStar's assets. Expenses associated with the financing amounted to approximately $1.8 million. Proceeds from the financing agreement were used to fund an acquisition, retire existing debt and provide for working capital requirements.

    The facility carried variable interest rates ranging from LIBOR plus 2.75% up to Prime plus 1.75%. The weighted average interest rate on the revolving facility note was 8.47% in 1999.

    At December 31, 1999, AverStar had $43.5 million and $8.6 million payable under the senior term loans and revolving credit facility note, respectively. The interest paid on all borrowings was $4,896 and $2,809 for the years ended December 31, 1999 and 1998, respectively.

    The ACS and AverStar lines of credit were retired by the Company in connection with the mergers.

Titan Debt Maturities

    Maturities of long-term debt, excluding the Company's line of credit with Scotia Bank, are as follows:

2001	$13,411
2002	12,517
2003	12,378
2004	122
2005 and thereafter	828

$39,256

    At December 31, 2000 the Company was in compliance with all financial covenants under its various debt agreements.

Note 9. Commitments and Contingencies

    The Company leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $23,523 in 2000, $18,622 in 1999 and $15,536 in 1998. Through August 1999, the Company was obligated under a long-term lease agreement for facilities which are owned by an entity in which Titan has a minority ownership interest. Rental expense in 2000, 1999 and 1998 includes $792, $593 and $921, respectively, paid under this agreement. In February 2000, Cayenta entered into a new long-term lease agreement with this entity which requires future minimum lease payments of approximately $6.6 million over 7 years. There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years. The Company is a guarantor on the lease. Also included in rent expense is $280 and $336 for 1999 and 1998, respectively, incurred by ACS on a lease for office space with a related party which includes the principal stockholders of ACS. In 1999, this facility was sold to a non-affiliated third party from whom ACS currently leases the office space.

    Future minimum lease payments under noncancellable operating leases at December 31, 2000, are as follows:

2001	$22,574
2002	18,382
2003	15,004
2004	11,110
2005	8,532
Thereafter	21,461

Total minimum lease payments	$97,063

    In 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters at its Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead-based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's due diligence process related to the merger with DBA. The accrual was recorded in accordance with SFAS No. 5 and SOP 96-1 and represented an initial estimate for the cost of clean-up activities. These activities are substantially complete, and the property is currently in escrow (see Note 15). Based on the completion of the clean-up activities as well as the pending sale of the land and building, the Company determined that the unused portion of the associated liability was not required as of December 31, 2000.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against the Company relating to our patents for our SureBeam systems. The action attacks the validity of the Company's core patent, seeks a declaration that Ion Beam Applications and its customers have not infringed any of the 62 claims in the Company's patent, and alleges that the Company has engaged in unfair competition and that Titan's conduct constitutes patent misuse. The case has been moved to the federal court in San Diego. On November 22, 2000, Ion Beam filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint on trade and unfair business practices. We intend to vigorously defend our patent position and defend against all allegations. However, a finding in favor of Ion Beam Applications in this action could adversely affect our business, financial condition and results of operations by allowing Ion Beam and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against our SureBeam systems and services, thereby potentially reducing the growth of our SureBeam business segment and preventing us from generating the revenues that we expect from food irradiation. The Company intends to vigorously defend its patent position.

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

Note 11. Cumulative Convertible Preferred Stock

    Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3 vote, annual dividends of $1 per share and is convertible at any time into 2/3 share of the Company's common stock (subject to customary anti-dilution adjustments). Common stock of 459,986 shares has been reserved for this purpose. The $1.00 cumulative convertible preferred stock is redeemable at the Company's option at a redemption price of $20 per share, plus cumulative dividends in arrears. Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

Note 12. Common Stock

    At December 31, 2000, approximately 14,611,000 common shares were reserved for future issuance for conversion of preferred stock, employee benefit and stock incentive plans and acquisition-related obligations.

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

Note 13. Stock-Based Compensation Plans

    The Company provides stock-based compensation to officers, directors and key employees through various fixed stock option plans and to all non-executive employees through an employee stock purchase plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation cost if any, is measured as the excess of the quoted market price of the Company's stock on the date of grant over the exercise price of the grant. No compensation has been recognized for the Company's stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

		2000	1999	1998
Net income (loss)	As reported	$(18,728)	$37,757	$(18,019)
	Pro forma	(22,348)	34,337	(19,624)
Net income (loss) per share, basic	As reported	(.43)	.79	(.45)
	Pro forma	(.51)	.71	(.49)
Net income (loss) per share, diluted	As reported	(.44)	.70	(.43)
	Pro forma	(.51)	.64	(.47)

    Options authorized for grant under the Stock Option Plans of 1994 and 1997 and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan") are 2,000,000 and 125,000, respectively. Grants in 1999 and the beginning of 2000 exceeded the remaining shares available under these plans. The 2000 Employee and Director Stock Option and Incentive Plan (the "2000 Plan") was approved by the Company's shareholders on May 30, 2000, authorizing 4,000,000 shares available for grant. Under all plans, the options outstanding have been granted at prices that are equal to the market price of the Company's stock on the date of grant. Under the intrinsic value method prescribed by APB 25, no compensation cost is recorded. However, the grants in 1999 that exceeded the shares available at that time were placed under the 2000 Plan after its approval by the shareholders. Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB 25), the plan approval date becomes the grant date for purposes of comparison of market value to exercise price. This resulted in deferred compensation related to these options of $15,568 in 2000 based on the difference in market value at May 30, 2000, and the grant price. This deferred compensation will be amortized to expense over the four year vesting period of these options, including $4,901 expensed in 2000. Unamortized deferred compensation related to these options at December 31, 2000 was $10,222.

    Under the employee plans, an option's maximum term is ten years. Under the 1996 Directors' Plan, options expire 90 days after the option holder ceases to be a director. Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Employee options may be granted throughout the year; directors' options are granted annually. Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exerciseable at the completion of one year, and monthly vesting thereafter. For option grants prior to the 2000 Plan, vesting is monthly over 4 years. Options in the Stock Option Plans of 1994 and 1997 and the Directors' Plan vest in 25% increments beginning one year after the grant date. Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 72% in 2000, 67% in 1999, and 71% in 1998; and a risk free interest rate of 5.05% in 2000, 6.55% in 1999 and 4.74% in 1998.

    A summary of the status of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
	Shares (000)	Weighted-Average Exercise Price	Shares (000)	Weighted-Average Exercise Price	Shares (000)	Weighted-Average Exercise Price
Outstanding at beginning of year	4,813	$4.99	4,568	$3.69	4,145	$3.94
Granted	1,148	26.34	1,313	9.17	1,031	7.58
Exchanged	—	—	—	—	350	7.94
Exercised	(718)	28.11	(779)	3.35	(339)	3.07
Canceled	(271)	11.33	(289)	6.11	(619)	4.21

Outstanding at end of year	4,972	11.42	4,813	4.99	4,568	3.69

Options exercisable at year-end	2,578		2,310		2,235
Weighted-average fair value of options granted/exchanged during the year	$17.51		$7.74		$8.64

    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/00	Weighted-Average Exercise Price
$1.12 - $5.00	1,664,662	5.66 years	$3.53	1,358,813	$3.40
5.06 - 9.75	1,839,424	7.46 years	8.29	994,747	8.04
10.25 - 23.25	1,222,442	8.35 years	21.80	209,235	19.48
27.81 - 47.50	245,000	9.27 years	36.69	15,620	38.32

	4,971,528	7.17 years	11.42	2,578,415	6.70

    Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees. This plan replaced the Company's 1995 Employee Stock Option Plan, which was authorized to issue 500,000 shares. Elected officers of the Company are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 15 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning of a two-year period or at the end of each offering period. An offering period is two years, beginning January 1 and July 1 of each year. Approximately 27%, 10% and 13% of eligible employees participated in the Plan and purchased approximately 559,000, 216,000 and 92,000 shares of the Company's common stock in 2000, 1999 and 1998, respectively. The weighted-average fair value of the purchase rights granted in 2000, 1999 and 1998 was $3.33, $5.60 and $1.61, respectively.

    Each of Titan Systems, SureBeam and Titan Wireless is a wholly owned subsidiary of Titan and has its own key employee stock option plan. The Company has created stock option plans for each of Titan Systems, SureBeam and Titan Wireless. As of December 31, 2000, Titan Systems had approximately 18% of its fully diluted common stock that had been reserved for issuance under its plan, and each of SureBeam and Titan Wireless had approximately 17% of their fully diluted common stock that had been reserved for issuance under their respective plans.

    At December 31, 2000, Titan Systems and Titan Wireless had options outstanding of approximately 5,657,500 and 572,750, respectively. LinCom Wireless, part of the Company's Emerging Technologies and Businesses segment, had 1,360,300 options outstanding at December 31, 2000. A summary of the status of SureBeam's stock-based compensation plans as of December 31, 2000, 1999, and 1998 and changes during the periods ended on those dates is presented below:

	2000		1999		1998
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	6,451,863	$0.14	4,639,751	$0.14	—	$0.14
Granted	2,124,216	$0.14	3,237,578	$0.14	4,639,751	$0.14
Exercised	—		(232,919)	$0.14	—
Terminated	(512,436)	$0.14	(1,192,547)	$0.14	—

Outstanding at end of period	8,063,643	$0.14	6,451,863	$0.14	4,639,751	$0.14

Weighted average remaining contractual life	8.41 years
Options exercisable at end of period	2,102,096	$0.14	838,509	$0.14	—

    During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share. These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price. The deferred compensation is amortized over the vesting period of the underlying options which is four years. Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999. During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million. SureBeam also recorded $78.6 million as deferred compensation at the time its recently completed initial public offering closed. This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time its recently completed initial public offering closed, with the balance being recognized over the remaining four-year vesting period of the options.

    Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta has recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000. As of December 31, 2000, there are 654,500 options outstanding that are subject to this buyback provision. Cayenta also issued 645,500 options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of approximately $1.1 million and will amortize this deferred charge to expense over the four-year vesting period of these options.

Note 14. Benefit Plans

    The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $11,241, $9,893 and $5,591 in 2000, 1999 and 1998, respectively. The Company's combined discretionary contributions to their Employee Stock Ownership Plans were $1,055 and $295 in 1999 and 1998, respectively. No contribution was made in 2000. Discretionary contributions to a profit sharing plan covering certain employees were $150 in both 1999 and 1998.

    The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan, including interest, was $809, $1,039 and $824 in 2000, 1999 and 1998, respectively. Interest expense for the years ended December 31, 2000, 1999 and 1998 includes $330, $828 and $650, respectively, related to the plan. Included in other non-current liabilities is $5,736 and $4,643 related to this plan at December 31, 2000 and 1999, respectively. Cash surrender value of the life insurance related to this plan was $9,781 and $8,401 included in Other Assets at December 31, 2000 and 1999, respectively. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $12,392, $6,333 and $4,917 in 2000, 1999 and 1998, respectively.

    The Company has previously provided for postretirement benefit obligations of operations discontinued in prior years. The Company has no postretirement benefit obligations for any of its continuing operations nor for its recently discontinued businesses.

Note 15. DBA Asset Impairments

    The Company has a 141,000 square foot manufacturing facility located in Kissimmee, Florida which was acquired in the merger with DBA. The property has been held for sale since June 1996. As a result of several factors, including offers received by third parties, management concluded that there had been an impairment in the carrying value of the asset. A charge of $2.0 million was recorded in the Company's financial statements for the year ended December 31, 1997 which reflected management's estimate of the impairment, including estimated disposal costs. Titan management has a program of ongoing maintenance (and environmental remediation — see Note 9) and the property is currently in escrow and scheduled to close in the first quarter of 2001. As the estimated net sales price approximates the net carrying value as of December 31, 2000, the Company believes that the carrying value is not less than net realizable value.

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

Note 16. Subsequent Event

    On March 16, 2001, SureBeam completed its initial public offering of 6,700,000 shares of its Class A common stock. In connection with the offering, warrants for 2,236,023 shares of SureBeam's Class A common stock also were exercised. SureBeam anticipates using the net proceeds of $61.5 million to build new systems and service centers, expand manufacturing capacity, increase marketing activities, pursue strategic relationships and acquisition opportunities, as well as for general working capital purposes. Expenses associated with the offering of approximately $1.9 million will be reflected in the net proceeds recorded in the first quarter of 2001. The Company will record deferred compensation of approximately $78.6 million, of which $38.9 million will be expensed in the first quarter of 2001.

Note 17. Unaudited Quarterly Financial Data (in thousands, except per share data)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$220,221	$253,719	$274,495	$284,778	$1,033,213
Gross profit	53,941	63,928	71,022	87,056	275,947
Income (loss) from continuing operations before extraordinary loss	(11,686)	(10,769)	6,221	3,712	(12,522)
Net income (loss)	(15,236)	(12,485)	5,691	3,302	(18,728)
Basic earnings per share:
Income (loss) from continuing operations before extraordinary loss	$(.26)	$(.21)	$.10	$.05	$(.31)
Net income (loss)	(.32)	(.24)	.09	.04	(.43)
Diluted earnings per share:
Income (loss) from continuing operations before extraordinary loss	(.26)	(.21)	.10	.05	(.32)
Net income (loss)	(.32)	(.24)	.09	.04	(.44)

1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$162,559	$191,446	$212,890	$242,244	$809,139
Gross profit	39,972	49,537	52,291	56,280	198,080
Income from continuing operations	4,777	6,562	9,028	22,990	43,357
Net income	4,777	6,562	9,028	17,390	37,757
Basic earnings per share:
Income from continuing operations	$.11	$.14	$.18	$.45	$.91
Net income	.11	.14	.18	.34	.79
Diluted earnings per share:
Income from continuing operations	.10	.12	.16	.42	.80
Net income	.10	.12	.16	.31	.70

    The above financial information for each quarter reflects all normal and recurring adjustments.

    Loss from continuing operations and net loss for 2000 include acquisition related charges of $41.5 million, net of other income of $2.1 million. Income from continuing operations and net income for 1999 include other income of $41.8 million, net of acquisition and integration charges of $13.8 million and write-offs recorded by ACS, prior to our acquisition, of $3.9 million of capitalized software development costs and a $1.8 million write-off of an uncollected receivable, in the fourth quarter of 1999.

PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    No information is required by Item 9.

Item 10. Directors and Executive Officers of the Company

    The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information on pages 6-11 and 20 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

    The information required by Item 11 is incorporated herein by this reference to such information on pages 12-17 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated herein by this reference to such information on page 4-5 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated herein by this reference to such information on pages 17-18 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page 56.

(b)
None.

(c)
Exhibits

Exhibit No.	Description	Page No.
3.1	Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.	*
3.2	Registrant's By-laws, as amended, which was filed with the Company's Quarterly Report on Form 10-Q dated November 13, 1995, as Exhibit 6(a)(3)is incorporated herein by this reference.	*
3.3	Registrant's By-laws, which was Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
4.1	Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.	*
4.2	Letter Agreement dated February 4, 1998 between the Company and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA, which was Exhibit 10.38 to Registration Statement on Form S-4 (no. 333-45719), is incorporated herein by this reference.	*
10.1	Stock Option Plan of 1990, which was filed in the 1990 definitive proxy statement and was Exhibit 10.11 to Registrant's 1989 Annual Report on 10-K, is incorporated herein by this reference.	*
10.2	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.3	Amendment to Stock Option Plan Of 1994, which was Exhibit 10.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.4	Stock Option Plan of 1997, which was filed in the Company's 1997 Definitive Proxy Statement as Appendix A, is incorporated herein by this reference.	*
10.5	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.6	1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.7	1996 Directors' Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.8	Supplemental Retirement Plan for Key Executives, which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's 1989 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.9	Amendment to The Titan Corporation Supplemental Retirement Plan For Key Executives dated February 17, 2000, which was Exhibit 10.9 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.10	1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.	*
10.11	Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.	*
10.12	Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.	*
10.13	Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.	*
10.14	Executive Severance Plan entered into by the Company with Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.	*
10.15	Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza, which was Exhibit 10.15 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.16	Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated by this reference.	*
10.17	Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.18	Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.19	Agreement and Plan of Merger and Reorganization dated January 6, 1998 among The Titan Corporation, Titan Acquisition Sub, Inc. and DBA Systems, Inc. which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-45719), is incorporated herein by this reference.	*

10.20	Agreement and Plan of Merger and Reorganization dated February 26, 1998, among The Titan Corporation, Sunrise Acquisition Sub, Inc., Horizons Technology, Inc. ("Horizons") and certain stockholders of Horizons, which was filed as Appendix A to the Company's Registration Statement on Form S-4 (No. 333-47633), is incorporated herein by this reference.	*
10.21	Stock Purchase Agreement dated as of March 24, 1998 between Titan Technologies and Information Systems Corporation, Validity Corporation and the Shareholders of Validity Corporation, which was Exhibit 10.21 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.22	Agreement and Plan of Reorganization dated as of June 30, 1998 by and among The Titan Corporation, Delsys Merger Corp., and Delfin Systems, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-60127), is incorporated herein by this reference.	*
10.23	Agreement and Plan of Merger and Reorganization dated as of August 7, 1998 among The Titan Corporation, Merger Sub Acquisition Corp., VisiCom Laboratories, Inc., and Certain Shareholders of VisiCom Laboratories, Inc., which was Exhibit 10.23 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.24	Stock Purchase Agreement dated as of June 9, 1999 among Titan Technologies and Information Systems Corporation, System Resources Corporation and the Stockholders of System Resources Corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 9, 1999, is incorporated herein by this reference.	*
10.25	Agreement and Plan of Merger and Reorganization dated as of July 1, 1999 among Titan Technologies and Information Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace Electronics Corporation, and the Designated Stockholders, which was Exhibit 10.25 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.26	Limited Liability Company Agreement of Soliance Networks, LLC dated as of August 25, 1999 among Sempra Energy Information Solutions, modis, Inc., and Cayenta.com, Inc., which was Exhibit 10.26 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.27	Agreement and Plan of Merger, as amended, dated as of October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT Acquisition Corporation and Brett Helm and William Strensrud as the representatives of the Escrow Securityholders, which was Exhibit 10.27 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.28	Stock Purchase Agreement dated as of November 2, 1999 among Cayenta.com, Inc., J B Systems, Inc, d.b.a. Mainsaver Corporation and Mainsaver, JKS Separate Property Trust, The Gehl Living Trust, JBS Acquisition Company, LLC, Epicor Software Corporation, Mark Stevens and The Titan Corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999, is incorporated herein by this reference.	*

10.29	Stock Exchange and Stock Purchase Agreement dated as of December 7, 1999 among Cayenta, Cayenta Operating Company, The Titan Corporation, Assist Cornerstone Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule, which was Exhibit 10.29 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.30	Agreement and Plan of Merger dated as of December 9, 1999 among The Titan Corporation, Advanced Communication Systems, Inc., and AT Acquisition Corp, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999, is incorporated herein by this reference.	*
10.31	Agreement and Plan of Merger, dated as of December 9, 1999 as amended as of January 20, 2000, among the Company, Merger Sub and ACS, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-95245), is incorporated herein by this reference.	*
10.32	Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.33	Stock Purchase Agreement dated as of December 23, 1999 among Cayenta, SFG Technologies, Inc., the Common Selling Shareholders, the Preferred Selling Shareholders and the Option Holders, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 22, 1999, is incorporated herein by this reference.	*
10.34	Agreement and Plan of Reorganization dated as of January 28, 2000 among The Titan Corporation, MT Acquisition Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and the Principal Shareholder of William C. Lindsey, Inc., which was Exhibit 10.34 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.	*
10.35	5 3/4 % Convertible Preferred Securities Remarketable Term income Deferrable Equity Securities (High Tides) dated as of February 3, 2000, which was Exhibit 10.35 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.36	Senior Secured Credit Agreement, dated as of February 23, 2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc. as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.36 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.37	Agreement and Plan of Merger dated as of March 10, 2000 among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc., which was Exhibit 10.37 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.	*

10.38	Agreement and Plan of Merger, dated as of March 24, 2000, by and among The Titan Corporation, V T Acquisition Corp. and AverStar, Inc., which was Exhibit 2.1 to Registrant's Form S-4 dated April 20, 2000, is incorporated herein by this reference.	*
10.39	Stock Purchase Agreement, dated as of May 31, 2000, by and among The Titan Corporation, Sencom Corp. and The Stockholders of Sencom Corp. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.
10.40	First Amendment to Senior Secured Credit Agreement, dated June 1, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.41	Second Amendment to Senior Secured Credit Agreement, dated June 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.42	Stock Purchase Agreement, dated June 28, 2000, by and among Titan Wireless, Inc., Titan Wireless Afripa Holding, Inc., Ivoire Telecom S.A. Holding and M. Louis N'Ki Diakite. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.
10.43	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.44	The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.45	Third Amendment to Senior Secured Credit Agreement, dated August 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.46	Fourth Amendment to Senior Secured Credit Agreement, dated November 20, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
13	The Titan Corporation 2000 Annual Report to Shareholders.
21	Subsidiaries of Registrant as of December 31, 2000.
23	Consent of Arthur Andersen LLP, Independent Public Accountants.

*
Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
March 30, 2001	By:	/s/ GENE W. RAY Gene W. Ray, President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY Gene W. Ray	President, Chief Executive Officer and Chairman of the Board	March 30, 2001
/s/ ERIC M. DEMARCO Eric M. DeMarco	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2001
/s/ DEANNA HOM PETERSEN Deanna Hom Petersen	Vice President, Corporate Controller (Principal Accounting Officer)	March 30, 2001
/s/ MICHAEL B. ALEXANDER Michael B. Alexander	Director	March 30, 2001
/s/ CHARLES R. ALLEN Charles R. Allen	Director	March 30, 2001
/s/ JOSEPH F. CALIGIURI Joseph F. Caligiuri	Director	March 30, 2001
/s/ DANIEL J. FINK Daniel J. Fink	Director	March 30, 2001
/s/ ROBERT M. HANISEE Robert M. Hanisee	Director	March 30, 2001
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 30, 2001
Thomas G. Pownall	Director	March 30, 2001
George A. Robinson	Director	March 30, 2001
/s/ JAMES ROTH James Roth	Director	March 30, 2001
/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	March 30, 2001

THE TITAN CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2000, 1999 and 1998

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(c)	Charged to Other Accounts(a)	Deductions		Balance at end of year
2000:
Accrued merger and integration costs	$5,880	$38,820	—	$30,854		$13,846
Allowance for doubtful accounts	4,099	1,313	—	1,093		4,319
1999:
Accrued merger and integration costs	3,035	9,288	—	6,443		5,880
Allowance for doubtful accounts	2,427	4,674	—	3,002		4,099
1998:
Accrued merger and integration costs	—	—	—	—		—
Allowance for doubtful accounts	989	768	1,917	1,247	(b)	2,427

(a)
Represents amounts that were charged to the allowance for doubtful accounts as a result of purchase accounting and the allocation of the purchase price to the acquired assets and liabilities at their fair values.

(b)
Includes $267 reclassed to unbilled accounts receivable.

(c)
Includes $(326), $1,441 and $279 added through acquisitions in 2000, 1999 and 1998, respectively.

EXHIBIT INDEX

Exhibit No.	Description	Page No.
3.1	Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.	*
3.2	Registrant's By-laws, as amended, which was filed with the Company's Quarterly Report on Form 10-Q dated November 13, 1995, as Exhibit 6(a)(3)is incorporated herein by this reference.	*
3.3	Registrant's By-laws, which was Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
4.1	Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.	*
4.2	Letter Agreement dated February 4, 1998 between the Company and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA, which was Exhibit 10.38 to Registration Statement on Form S-4 (no. 333-45719), is incorporated herein by this reference.	*
10.1	Stock Option Plan of 1990, which was filed in the 1990 definitive proxy statement and was Exhibit 10.11 to Registrant's 1989 Annual Report on 10-K is incorporated herein by this reference.	*
10.2	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.3	Amendment to Stock Option Plan Of 1994, which was Exhibit 10.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.4	Stock Option Plan of 1997, which was filed in the Company's 1997 Definitive Proxy Statement as Appendix A, is incorporated herein by this reference.	*
10.5	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.6	1992 Directors' Stock Option Plan, which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.7	1996 Directors' Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.8	Supplemental Retirement Plan for Key Executives, which was filed in the 1990 definitive proxy statement and was Exhibit 10.13 to Registrant's 1989 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.9	Amendment to The Titan Corporation Supplemental Retirement Plan For Key Executives dated February 17, 2000, which was Exhibit 10.9 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.10	1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.	*
10.11	Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.	*
10.12	Agreement and Plan of Reorganization of Eldyne, Inc. dated as of April 19, 1996, by and among Eldyne, Inc., Jack Witt, ELD Acquisition Sub, Inc. and Registrant, which was Exhibit 2.1 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.	*
10.13	Agreement and Plan of Reorganization of Unidyne Corporation dated as of April 19, 1996, by and among Unidyne Corporation, Jack Witt, UNI Acquisition Sub, Inc. and Registrant, which was Exhibit 2.2 to Registrant's Form 8-K dated May 24, 1996, is incorporated herein by this reference.	*
10.14	Executive Severance Plan entered into by the Company with Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.	*
10.15	Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza, which was Exhibit 10.15 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.16	Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated by this reference.	*
10.17	Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.18	Loan and Security Agreement dated January 31, 1996, by and between Registrant and Sanwa General Equipment Leasing, a division of Sanwa Business Credit Corporation, which was Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.19	Agreement and Plan of Merger and Reorganization dated January 6, 1998 among The Titan Corporation, Titan Acquisition Sub, Inc. and DBA Systems, Inc. which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-45719), is incorporated herein by this reference.	*
10.20	Agreement and Plan of Merger and Reorganization dated February 26, 1998, among The Titan Corporation, Sunrise Acquisition Sub, Inc., Horizons Technology, Inc. ("Horizons") and certain stockholders of Horizons, which was filed as Appendix A to the Company's Registration Statement on Form S-4 (No. 333-47633), is incorporated herein by this reference.	*

10.21	Stock Purchase Agreement dated as of March 24, 1998 between Titan Technologies and Information Systems Corporation, Validity Corporation and the Shareholders of Validity Corporation, which was Exhibit 10.21 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.22	Agreement and Plan of Reorganization dated as of June 30, 1998 by and among The Titan Corporation, Delsys Merger Corp., and Delfin Systems, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-60127), is incorporated herein by this reference.	*
10.23	Agreement and Plan of Merger and Reorganization dated as of August 7, 1998 among The Titan Corporation, Merger Sub Acquisition Corp., VisiCom Laboratories, Inc., and Certain Shareholders of VisiCom Laboratories, Inc., which was Exhibit 10.23 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.24	Stock Purchase Agreement dated as of June 9, 1999 among Titan Technologies and Information Systems Corporation, System Resources Corporation and the Stockholders of System Resources Corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 9, 1999, is incorporated herein by this reference.	*
10.25	Agreement and Plan of Merger and Reorganization dated as of July 1, 1999 among Titan Technologies and Information Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace Electronics Corporation, and the Designated Stockholders, which was Exhibit 10.25 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.26	Limited Liability Company Agreement of Soliance Networks, LLC dated as of August 25, 1999 among Sempra Energy Information Solutions, modis, Inc., and Cayenta.com, Inc., which was Exhibit 10.26 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.27	Agreement and Plan of Merger, as amended, dated as of October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT Acquisition Corporation and Brett Helm and William Strensrud as the representatives of the Escrow Securityholders, which was Exhibit 10.27 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.28	Stock Purchase Agreement dated as of November 2, 1999 among Cayenta.com, Inc., J B Systems, Inc, d.b.a. Mainsaver Corporation and Mainsaver, JKS Separate Property Trust, The Gehl Living Trust, JBS Acquisition Company, LLC, Epicor Software Corporation, Mark Stevens and The Titan Corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999, is incorporated herein by this reference.	*
10.29	Stock Exchange and Stock Purchase Agreement dated as of December 7, 1999 among Cayenta, Cayenta Operating Company, The Titan Corporation, Assist Cornerstone Technologies, Inc. and the Selling Shareholders We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule, which was Exhibit 10.29 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.30	Agreement and Plan of Merger dated as of December 9, 1999 among The Titan Corporation, Advanced Communication Systems, Inc., and AT Acquisition Corp, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999, is incorporated herein by this reference.	*
10.31	Agreement and Plan of Merger, dated as of December 9, 1999 as amended as of January 20, 2000, among the Company, Merger Sub and ACS, which was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-95245), is incorporated herein by this reference.	*
10.32	Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.33	Stock Purchase Agreement dated as of December 23, 1999 among Cayenta, SFG Technologies, Inc., the Common Selling Shareholders, the Preferred Selling Shareholders and the Option Holders, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 22, 1999, is incorporated herein by this reference.	*
10.34	Agreement and Plan of Reorganization dated as of January 28, 2000 among The Titan Corporation, MT Acquisition Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and the Principal Shareholder of William C. Lindsey, Inc., which was Exhibit 10.34 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.	*
10.35	5 3/4 % Convertible Preferred Securities Remarketable Term income Deferrable Equity Securities (High Tides) dated as of February 3, 2000, which was Exhibit 10.35 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.36	Senior Secured Credit Agreement, dated as of February 23, 2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc. as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.36 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.37	Agreement and Plan of Merger dated as of March 10, 2000 among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc., which was Exhibit 10.37 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.	*
10.38	Agreement and Plan of Merger, dated as of March 24, 2000, by and among The Titan Corporation, V T Acquisition Corp. and AverStar, Inc., which was Exhibit 2.1 to Registrant's Form S-4 dated April 20, 2000, is incorporated herein by this reference.	*
10.39	Stock Purchase Agreement, dated as of May 31, 2000, by and among The Titan Corporation, Sencom Corp. and The Stockholders of Sencom Corp. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.

10.40	First Amendment to Senior Secured Credit Agreement, dated June 1, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.41	Second Amendment to Senior Secured Credit Agreement, dated June 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.42	Stock Purchase Agreement, dated June 28, 2000, by and among Titan Wireless, Inc., Titan Wireless Afripa Holding, Inc., Ivoire Telecom S.A. Holding and M. Louis N'Ki Diakite. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.
10.43	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.44	The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.45	Third Amendment to Senior Secured Credit Agreement, dated August 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
10.46	Fourth Amendment to Senior Secured Credit Agreement, dated November 20, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
13	The Titan Corporation 2000 Annual Report to Shareholders.
21	Subsidiaries of Registrant as of December 31, 2000.
23	Consent of Arthur Andersen LLP, Independent Public Accountants.

*
Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

QuickLinks

Documents Incorporated By Reference:
  Government Contracts
  Backlog
  Manufacturing
  Patents, Trademarks and Trade Secrets
  Research and Development
  Government and Environmental Regulations
  Employees
  Our operating results may be adversely affected by disruptions in our supply of products and components or services.
  Our business is subject to significant environmental regulation. Compliance costs, or any future violations or liability under environmental laws, could harm our business.
  Risks Relating to our Common Stock
  Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future.
  We believe that third parties have disseminated inaccurate statements regarding our business. These parties may continue to do so in the future, which may adversely affect our stock price.
  Market perception and performance of our publicly-traded subsidiary SureBeam could have a disproportionate impact on our stock price.
  Antitakeover provisions in our certificate of incorporation, bylaws and Delaware law, as well as our shareholder rights plan, could discourage, delay or prevent a change of control that our stockholders may favor.
  There may be volatility in the price of our common stock.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters To a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data (in thousands of dollars, except per share data)
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Overview and Outlook
  Deferred Compensation
  Consolidated Financial Data
  Segment Financial Data
  Item 7A. Quantitative And Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Advanced Communication Systems Debt
  AverStar Debt
  Titan Debt Maturities
PART III
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX