Form 10-K405/A
period 2000-12-31
TITAN CORP
filed 2001-04-04
CIK 32258

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

EXPLANATORY NOTE

    Even though the paper format of the filer's 10-K sent to shareholders was complete, this 10-K/A is being filed to reflect that the original electronic formatted 10-K, which was timely filed on April 2, 2001, inadvertently omitted pages 2-13. The electronic omission resulted solely because of electronic transmission errors beyond the control of the filer.

PART I

Item 1. Business

Overview

    We are a diversified technology company whose business is to create, build and launch technology-based businesses. We were founded in 1981 as a government information technology company. Today, Titan Systems, our government business, is a key provider of information technology and communications solutions, services and products in the growing federal information technology market. Titan Systems also serves as our engine, providing us with government-funded research and development activities that generate technology and intellectual property that often form the foundation for our commercial technology applications and new businesses as well as cash flow to fund those businesses. We have developed and continue to develop new businesses, like our SureBeam and Titan Wireless businesses, from the broad portfolio of technologies, intellectual property and expertise that we have created and continue to create as part of our work under government contracts and our self-funded research and development program. In addition, our existing commercial businesses sometimes generate technologies that can be developed into other new businesses. We have worked under government contracts totaling in excess of $2 billion in revenues since 1981. Our government contracts generally permit us to retain intellectual property rights in commercial applications of technologies developed under those contracts. We have also supplemented our internally developed portfolio with technologies, intellectual property and expertise that we have obtained through strategic acquisitions of other government information technology companies. Our strategy is to leverage our intellectual property portfolio by creating commercial technology applications or individual businesses that can be monetized through either an initial public offering of a subsidiary, a complete spin-off to our stockholders, an outright sale of a business, or a technology license or sale. An example of our monetization strategy is our recently completed initial public offering of our SureBeam subsidiary, which is quoted on the NASDAQ National Market under the symbol "SURE."

Operating Segments

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

    We believe that each of our four core businesses—Titan Systems Corporation, SureBeam Corporation, Titan Wireless, Inc. and Cayenta, Inc.—is well positioned in its respective market for long-term growth. Our consolidated revenues were approximately $1.0 billion for the year ended December 31, 2000.

Our Approach to Creating and Building New Businesses

    Our approach to creating and building new technology-based businesses involves the following four phases:

Phase I: Technology and Market Evaluation

    As part of our strategy of leveraging our intellectual property portfolio, we continually evaluate the likelihood of successfully transitioning potential commercial applications of technologies developed under our government contracts into technology-based businesses. This evaluation typically involves assessing potential market size, market demand, competitive strengths and whether the potential technological advantages and strength of intellectual property protection provide a competitive advantage. We seek commercial applications that address large, rapidly growing, potentially global markets where we believe our products and services can differentiate themselves from competing products and services. To facilitate our assessments, we often call upon our relationships with technology-focused venture capital firms and third-party market consultants. We also seek intellectual property protections for our technology and applications of technologies that we have developed or acquired.

Phase II: Technology Transfers and Creation of New Corporate Subsidiaries

    Once we have made an assessment that a potential commercial application can be successfully transitioned into a technology-based business, we determine whether we should finance the development of that business on our own or in conjunction with partners or whether we should sell or license the technology to a third party. This determination again involves assessments of the business's market and competitive position, as well as time-to-market considerations and considerations relating to the capital requirements and risk/reward profile of the business.

    Should we choose to finance the development and growth of a new technology-based business, we typically take a number of actions to create that business that we believe differentiate our approach from that of other government information technology companies that have attempted to execute a commercialization strategy. In our Emerging Technologies and Businesses segment, we form a corporate subsidiary to operate the business. We also create an employee stock option plan for the subsidiary, and use option grants under that plan to help recruit a management team with relevant market expertise and management skills in the business's industry.

    We believe that forming separate subsidiaries in our Emerging Technologies and Businesses segment to operate our new technology-based businesses also provides them with certain advantages compared with technology-based businesses backed by venture capitalists. Each of our new businesses benefits from the various resources that we, as an established, publicly-traded company, have in-house and can make available to it. Unlike many other newly-formed technology-based businesses that must look outside their organization for many resources, we support our new businesses with financial, accounting, marketing, administrative and legal expertise. We may also loan funds to our new businesses, a financing alternative that is generally not readily available to early-stage technology-based businesses. We will fund strategic opportunities, including acquisitions, that our new businesses wish to pursue if we consider the opportunities sufficiently attractive. We also believe that our ability to provide debt financing provides us with an advantage in competing for outside management talent because stock option grants to our management may be less subject to future dilution to the extent that we choose to fund growth with intercompany debt. By emphasizing long-term business potential rather than short-term liquidation strategy, we believe we can better recruit outside management talent.

Phase III: Growing Core Businesses

    The subsidiaries that we believe are most capable of operating successfully as stand-alone companies become core businesses of The Titan Corporation. For each core business, our focus is to enable the business to fully exploit its respective market opportunity while balancing our investment objectives against our overall profitability objectives. Once a subsidiary has become a core subsidiary and one of our operating segments, we typically commit greater financial and management resources and increase our capital expenditures and investments in building the subsidiary's sales, marketing and other infrastructure. Today, we have four core businesses: Titan Systems, SureBeam, Titan Wireless, and Cayenta.

Phase IV: Pursue Monetization for Core Subsidiaries

    We intend to pursue a monetization strategy for our core subsidiaries that includes initial public offerings and complete spin-offs to our stockholders. Our preferred monetization strategy for our core subsidiaries is to pursue, whenever market and other conditions permit, an initial public offering. We prefer this approach because we believe that by accessing capital markets our core subsidiaries will be better able to execute their strategies and achieve greater value for our stockholders. To the extent possible, we create capital structures for and intend to structure any initial public offerings of our core subsidiaries in order to preserve the ability to later distribute the stock we retain in these subsidiaries to our stockholders on a tax-free basis. We create these capital structures because we believe that a tax-free spin-off of subsidiary shares would ultimately be a tax efficient way to deliver value to our stockholders. An example of our monetization strategy is our recently completed initial public offering of our SureBeam subsidiary, which is quoted on the NASDAQ National Market under the symbol "SURE".

Titan Systems

    Overview.  Titan Systems provides comprehensive information systems solutions and services to U.S. and allied government defense and intelligence agencies and to civil government agencies with sophisticated data management, information processing, information fusion, and knowledge-based systems and communications requirements. Titan Systems also develops and manufactures digital imaging products, electro-optical systems, threat simulation/training systems, intelligence electronic hardware and defense communications systems. Titan Systems also installs, tests and maintains government information systems. For the year ended December 31, 2000, Titan Systems had revenues of approximately $796.2 million.

    Industry Overview.  The U.S. government is among the largest buyers of information technology systems and services in the world. According to INPUT, a market research firm, the U.S. government's information technology budget for its fiscal year 2001 is expected to be approximately $38.5 billion. In outlining the priorities of the Bush Administration, Secretary of Defense Donald Rumsfeld has stated that one of his five key objectives is to modernize the U.S.'s Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance, or C4ISR, capabilities. The U.S. government's focus on information technology reflects the critical role that this capability plays both in national security and in improving government efficiency. The U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as force multipliers and increase operating capabilities under differing conditions. To further this strategy, military agencies are relying on communications products and systems that provide secure, reliable and efficient transmission of voice and data in demanding environments. Additionally, the U.S. government is increasingly using open systems that incorporate commercial off-the-shelf products to increase the adaptability and operability of its information technology systems, creating greater contracting opportunities for systems and software integration work. The U.S. government is also increasingly using the Internet to improve its efficiency, providing contracting opportunities for Internet-based integration work.

    Competitive Strengths.  Titan Systems attributes its growth and performance to several factors:

      Long Standing Customer Relationships and Experienced Management. Founded in 1981, Titan Systems has an extensive history of providing information technology and communications solutions to U.S. defense, intelligence, and civil government agencies. Collectively, Titan Systems' executives and general managers have on average approximately 20 years of industry experience and have developed long-standing, key customer relationships across all of the U.S. military services and several allied countries. The industry experience of Titan Systems' executives and general managers has also helped Titan Systems to develop a significant presence with many civilian government agencies, which has contributed to Titan Systems' success in securing new contracts.

      Broad Solution Capabilities. Titan Systems has extensive industry expertise in the development of information technology and communications solutions for government customers. Titan Systems' scientists and engineers provide solutions in areas such as signal processing, antenna design, low detection waveforms, computer aided target and image recognition, satellite communications hardware and software, radio direction finding systems, and real time object tracking and targeting. In addition, Titan Systems has significant knowledge of legacy information technology and C4ISR systems currently in operation and the ability to integrate its solutions into existing systems. This ability to provide full-service solutions, coupled with our employee base of over 4,200 "Secret" and above-cleared personnel, enables us to bid on larger, more comprehensive government contracts.

      Extensive Acquisition and Integration Experience. In anticipation of changes in U.S. government procurement policies toward awarding more comprehensive contracts to meet its defense-related requirements, we initiated an acquisition strategy in 1997. Since January 1, 1998, we have acquired and successfully integrated twelve government information technology companies into Titan Systems. These acquisitions occurred at a time when a broader consolidation in the government information technology industry was ongoing, and today few publicly-traded companies that derive substantially all of their revenues from government information technology work remain. We have substantial experience in identifying, acquiring and integrating government information technology companies. Successful integration of technologies, expertise and intellectual property has enabled Titan Systems to bid on more comprehensive government contracts. Titan Systems has won several new, large government contracts as a result of the successful integrating of resources and capabilities acquired from its acquisitions and continues to bid on increasingly larger, more comprehensive government contracts.

    Strategy.  Titan Systems' objective is to be the premier provider of information technology and communications solutions and services to U.S. defense, intelligence and civilian government agencies and to allied governments. To achieve this objective, Titan Systems intends to pursue the following strategies:

      Maintain technology advantage. Titan Systems' successful track record with research and development projects has helped us create a diversified portfolio of technology and obtain additional research and development funding. We believe that, because of Titan Systems' expertise and capabilities with a wide range of technologies, it is well positioned to provide information technology and communications systems, products and services to its customers. Titan Systems will seek to maintain this advantage by keeping pace with new developments in technology, and by continuing to compete for contracts that require high-quality, sophisticated technical solutions.

      Build upon our competitive strengths to bid on larger, more comprehensive contracts. Titan Systems has an extensive history of providing information systems and communications solutions and services to defense and intelligence-related government agencies. This experience, our products and services, and the enhanced technical and personnel resources resulting from Titan Systems' recent acquisitions have enabled Titan Systems to bid and win more comprehensive government contracts.

    Solutions, Services and Products.  Titan Systems' information systems solutions and services include systems analysis and design, object-oriented software development services and systems integration. Titan Systems' initial work in this area generally involves a joint analysis of the customer's enterprise structure and processes and information system needs. Once this analysis is completed, Titan Systems provides process re-engineering and designs the technology solution to meet the customer's needs. This process typically involves software development by Titan Systems, coupled with integration of commercial off-the-shelf software and hardware as available. Titan Systems also provides a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided drafting and manufacturing services, technical documentation and prototyping. In addition, Titan Systems offers several different defense communications products. As a result of the complex nature of Titan Systems' customer solutions, its engagements often are long-term and involve follow-on contracts. Examples of Titan Systems' information systems solutions, support services and communications products include the following:

  Information Systems Solutions

  •
  Developing Advanced Digital Waveform for the U.S. Navy. Titan Systems' Advanced Digital Waveform, or ADW, increases data throughput rates on dedicated ultra-high frequency satellite communication channels. Titan Systems' Mini-Demand Assigned Multiple Access, or Mini-DAMA, terminals will be the first U.S. Navy systems to receive ADW capability. Once this capability is installed, the terminals will be capable of passing information at three to four times the previous rate. The current project contemplates that the majority of the U.S. Navy's Mini-DAMA terminals will be outfitted with this improved communications feature within the next three years.

  •
  Developing New Technologies for the U.S. Army's Mobile Positioning Initiative. Titan Systems is the primary systems integrator for the U.S. Army's Mobile Positioning Initiative, a unique initiative providing real-time visibility, including satellite tracking, of military trucks, trailers, and cargo. The initiative combines commercial, off-the-shelf hardware and software with government-furnished equipment. Titan Systems' team supports a growing, integrated in-transit visibility network that currently comprises 200 sites in 13 countries supporting 1,000 global users and that has achieved an operational system readiness of 95% or better. This initiative was used to track trains during the deployment of forces in Kosovo. We believe that the U.S. Army's success in Europe with Titan Systems' in-transit visibility solution was instrumental in its selecting Titan Systems as the U.S. Army's proponent to support the Transportation Coordinators Automated Information for Movement System II Operational Test. This system is the Department of Defense's program to provide an integrated transportation information system capability for routine deployment, sustainment, and redeployment operations.

  Support Services

  •
  Supporting the Naval Air Systems Command/Naval Air Warfare Center. Through contracts obtained as part of Titan Systems' acquisitions of Advanced Communication Systems, Inc. and AverStar, Inc., Titan Systems is helping with the systems engineering and integration of Naval Aviation Reconnaissance and Surveillance systems under a multi-year contract. Under current tasking, Titan Systems engineers provide design and analysis support for the installation and integration of state-of-the-art sensor systems in both manned and unmanned reconnaissance platforms. Systems level support typically includes concept exploration, specification preparation, interface design, laboratory integration, and test and evaluation. Titan Systems also supports the tactical manned and unmanned platforms, including platform and avionics equipment. Titan Systems engineers provide design and analysis support for the integration of sophisticated subsystems into the avionics and weapons systems of many aircraft models. These subsystems include electro optic/infra red devices, radar, electronic warfare systems, mission planning modules, and tactical data links.

  •
  Supporting Military Satellite Communications. Titan Systems engineers and technicians provide technical engineering, programmatic and operational support to the Space and Naval Warfare Systems Command and the Space Warfare Systems Centers in San Diego, California and Charleston, South Carolina. These satellite communications experts are involved in all aspects of U.S. Navy and other military satellite programs including: the determination of requirements, laboratory and in-field operational testing, on-the-job and formal training, maintenance, operation, technical assistance, integration, and installation. The Titan Systems members of the Fleet System Engineering Team provide on-site support at U.S. Navy satellite communications sites in Norfolk, Virginia, Wahiawa, Hawaii, Naples, Italy and Bahrain.

  •
  Information Assurance and e-Government Services. Titan Systems provides systems and solutions related to information assurance, security consulting and e-government applications. Titan Systems also focuses on the design, installation and maintenance of local and wide area networks used to operate the U.S government's Internet-based initiatives. Titan Systems designs electronic filing, procurement and payment systems for the government agencies involved in those initiatives, along with Internet portals that those agencies use to electronically distribute confidential and non-confidential information to other government entities and the public at large.

  Communications Products

  •
  Designing Technology for the U.S. Army's Prophet Initiative. Titan Systems' initial role as part of this initiative was to design and integrate a multi-faceted, radio frequency intercept and direction-finding system into an existing vehicle to provide that vehicle with receive/direction-finding capabilities. Titan Systems completed the initial 13 vehicles ahead of schedule and is now a principal bidder to produce and field 83 production-level mobile systems. In its eventual implementation, the U.S. Army's Prophet initiative is planned to be a combination of mobile, ground-based intercept/direction-finding receivers and an airborne complement of unmanned aerial vehicles. The development and integration of this product was a result of a collaborative effort of six of Titan Systems' divisions.

  •
  Producing Channel Control Modems for Integrated Monitoring and Power Control Subsystems. Titan Systems is engineering, developing and producing a modem for the Integrated Monitoring and Power Control Subsystem, or IMPCS. IMPCS is being developed to reduce manpower requirements and increase the efficiency of communication between the various control terminals and deployed, tactical terminals that use the geosynchronous satellites of the Defense Satellite Communications System. Satellite network efficiency is greatly improved by balancing the power levels arriving at the satellites. Today's system uses a manpower-intensive manual approach to monitor the entire, global network and conduct point-to-point communications with terminal operations to provide power-balancing direction. Titan Systems' modem is expected to fully automate this process.

  •
  Designing and Developing DAMA Products. Titan Systems' DAMA products combine low cost, low power, reduced weight and size, and reduced component count with high reliability. Each of Titan Systems' DAMA products has been developed with an open-architecture format that allows future upgrades and enhancements to be provided as communications needs evolve, and is designed to support commercial off-the-shelf components. Titan Systems markets its DAMA products directly to all branches of the U.S. military, its allies and international companies that supply such allies, and also works with strategic partners to incorporate its technologies into their products.

    Contract Profile.  Titan Systems is one of a select group of qualified suppliers of information technology solutions and services to the U.S. government under multiple long-term contract vehicles. Titan Systems is currently performing work under approximately 1,000 contracts. No single Titan Systems contract accounted for more than 2.5% of Titan Systems' total 2000 revenues. Of Titan Systems' total revenues from government business in 2000, approximately 39% were generated by time and materials contracts, approximately 43% were generated by cost reimbursement contracts, and approximately 18% were generated by fixed-price contracts.

    Backlog.  Titan Systems possesses a substantial backlog of contracts that provide multiyear revenues. Most of its contracts generate revenue over a one to five-year period. In the past, Titan Systems has generally been successful in expanding the scope of its principal contracts by offering more comprehensive information technology solutions. Titan Systems had an estimated total funded contract backlog of $332 million, total unfunded contract backlog of $1,665 million, and total commercial backlog of $14 million as of December 31, 2000.

    We believe that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues. Titan Systems' backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

    Competition.  Titan Systems is one of many companies involved in providing information systems solutions, support services and communications products for a variety of programs for agencies of the U.S. government. Most activities in which Titan Systems engages are very competitive and require Titan Systems to have highly skilled and experienced technical personnel to compete. Many of Titan Systems' competitors have significantly greater financial, personnel and other resources than Titan Systems. Titan Systems' competitors include Anteon Corporation, Autometric Incorporated, BAE Systems Canada Inc., BTG, Inc., Booz, Allen & Hamilton Inc., CACI International Inc., Computer Sciences Corporation, Dynamics Research Corporation, General Dynamics Corporation, Lockheed Martin Corporation, Raytheon Company, Science Applications International Corporation, TRW Inc., Veridian Corporation, and ViaSat, Inc. Titan Systems believes that the primary competitive factors for its information systems solutions, support services and communications products include technical skills, past contract performance, experience in the industry and customer relationships.

SureBeam

    Overview.  SureBeam is a leading provider of electronic irradiation systems and services for the food industry. SureBeam's electronic food irradiation system combines its patented conveyor and shielding systems and proprietary software with publicly available electron beam, x-ray and linear accelerator technology, and was developed from technology we developed under contracts with the federal government related to strategic defense initiatives during the 1980s. SureBeam intends to generate revenue from processing food using its electronic food irradiation system as well as from the sale of its systems. SureBeam has designed its systems so that it can install a system as part of a customer's production line, and, in addition to company-owned service centers, plans to retain ownership and operate any systems that it does install within customers' production lines. SureBeam may also sell systems to third parties who would own and operate service centers in the United States or internationally. SureBeam generally structures these sale transactions so that it can participate in the potential future value created through the use of the systems that it sold. Typically, SureBeam obtains a right to acquire a minority equity interest in the entity that owns and operates the system, and SureBeam currently holds a minority equity interest in one such entity. SureBeam recognizes revenue from the sale of the systems and expects to recognize income from processing revenue commensurate with its equity ownership in these entities. SureBeam has provided and may in the future provide limited working capital or project financing in connection with these third party service centers.

    SureBeam built, owns and operates in Sioux City, Iowa the first commercial electronic food irradiation service center in the United States. SureBeam uses this service center for both commercial processing of ground beef for customers and for testing the processing of products for other customers. SureBeam plans on building additional company-owned service centers in Los Angeles, Philadelphia and Chicago during the next 18 months. Hawaii Pride, LLC, an entity with which SureBeam has a strategic business relationship, also opened the first third-party-owned processing center in July 2000. This facility is used for the disinfestation of fruits and vegetables. Additionally, SureBeam has entered into strategic relationships to open electronic irradiation facilities with Tech Ion Industrial Brasil S.A. in Brazil in the third quarter of 2001 and Zero Mountain Cold Storage in Arkansas in the fourth quarter of 2001. SureBeam has a minority equity interest in the special business entity formed by Tech Ion and the right to acquire equity interests in each of Hawaii Pride and the special business entity formed by Zero Mountain to share in the potential future value created through irradiation processing revenues.

    SureBeam owns 21 U.S. and foreign patents and patent applications, consisting of nine U.S. and foreign issued patents and 12 patent applications pending in the United States and abroad. The U.S. and foreign issued patents relating to the SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that miniaturizes the size of the system. SureBeam's pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of the SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems. These patents have been issued or are pending in markets that are key targets for SureBeam's expansion objectives. While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, SureBeam believes its patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications.

    SureBeam has executed agreements with many of the major meat and poultry providers and processors in the United States, including American Food Service Corporation, Cargill, Emmpak, Huisken Meats, IBP, Omaha Steaks, Tyson Foods and United Food Group. SureBeam's customers account for approximately 75% of the $57.2 billion in sales of beef and approximately 57% of the $92.5 billion in sales of all meat (including beef, pork and poultry) in the United States in 1999. In addition, SureBeam has signed agreements with Anchor Foods, Del Monte and Kraft for applying the SureBeam technology to processed foods. SureBeam's customer agreements generally provide that it will be the exclusive provider of food irradiation services, including gamma irradiation services that SureBeam does not provide, for a multi-year period, even if the customer terminates the agreement before the end of that period, which SureBeam's customers typically may do with a nominal termination fee and upon short notice. SureBeam generally must release a customer from the exclusive provider arrangement if the customer can find a comparable service at a lower price and SureBeam chooses not to match that price, if SureBeam cannot fully meet the customer's demand or if SureBeam cannot demonstrate compatibility with the customer's product. Currently, SureBeam is electronically irradiating ground beef for commercial sale by Cargill, Emmpak, Huisken, IBP, Omaha Steaks, and Schwan's, and its other customers are testing products processed by the SureBeam system. Products processed by the SureBeam system are currently in approximately 2,000 stores.

    For the year ended December 31, 2000, SureBeam had revenues of approximately $25.2 million.

    Industry Overview.  There is growing concern about the safety of the world's food supply. The Centers for Disease Control reported that food-borne bacteria cause more than 5,100 deaths, 325,000 hospitalizations, and 76 million cases of illness annually in the United States alone. In 1997, the United States Department of Agriculture, or USDA, ordered Hudson Foods Inc. to close its Columbus, Nebraska meat processing plant and recall 25 million pounds of ground beef after it was linked to an outbreak of E-coli contamination. In 1999, the USDA recalled nearly 40 million pounds of food in approximately 60 reported product recalls. Additionally, zero tolerance liability laws on E-coli and listeria and increasing litigation related to other food-borne illnesses are exerting additional pressure on food processors to meet increasing food safety standards. As a result, food processors spend substantial amounts of capital to minimize the risk of food contamination.

    The United States Food and Drug Administration, or FDA, has stated that the only effective methods of safeguarding against E-coli and other food-borne bacteria are cooking foods to 160o F or irradiating food. Relying solely on cooking as a safeguard against food-borne illnesses is not satisfactory since bacteria can be spread when contaminated food is handled prior to cooking and remain if food is undercooked. Irradiation offers food producers and processors a method to safeguard against food-borne bacteria before their products reach consumers.

    Other longstanding and continual food industry concerns are food infestation and spoilage. Hawaii and countries such as Brazil and Australia that produce fruits and vegetables with known insect infestations are prohibited from shipping those fruits and vegetables into the United States and other countries unless they comply with disinfestation regulations. These regulations are becoming more difficult to meet as traditional methods of disinfestation are being banned or reevaluated due to environmental concerns and negative effects on food taste, texture and nutritional value.

    Traditional methods of disinfesting food products such as fruits and vegetables include the use of vapor heat, fumigation and gamma irradiation. Using heat to disinfest fruit can compromise taste, texture and nutritional value. The use of fumigation, such as methyl bromide, is being challenged due to its negative environmental impact. The use of radioactive isotopes to disinfect food products elicits the same negative reaction from food processors and consumers that is associated with using radioactive isotopes to eliminate food-borne bacteria.

    Food spoilage is a major concern for food growers, processors and retailers since it limits shelf life and the distance food products may be shipped, thereby limiting market access. Food spoilage in developing countries is estimated to be 30% in fresh fruits and vegetables. In addition, transportation distances in an increasingly global food industry contribute to the food spoilage problem.

    SureBeam has identified several global markets for the SureBeam process, which include over 19 billion pounds of ground beef and over one trillion pounds of fruits and vegetables. SureBeam also plans to target the poultry, pork, cut beef, egg and processed food markets, subject to regulatory approval for the use of irradiation to treat processed food. Each of these markets is substantial and represents a significant opportunity since SureBeam intends to derive the majority of its revenue by charging a per pound fee for food processed with its electronic irradiation systems.

    Irradiation of food by any technology, whether using the SureBeam process or nuclear radioactive materials, is opposed by several organized and vocal consumer groups who claim that irradiated food products are unsafe for consumption or pose a danger to the environment. These groups attempt to influence public policy and promote consumer opposition to irradiated food through activities such as picketing stores that offer irradiated food and lobbying politicians. Because irradiation of foods by electron beam technology is a new process, consumers need to be informed about the benefits and safety of food irradiation. Since irradiation of food by any method, whether using electron beam or nuclear radioactive materials, must be disclosed under the same label "Treated with Radiation" or "Treated by Irradiation," consumers may fear that the SureBeam process makes food unsafe for consumption, has unknown future health effects or poses a danger to the environment.

    The SureBeam Solution.  We believe that our SureBeam electronic irradiation system addresses food safety, disinfestation and spoilage concerns and provides many benefits including:

      Destroying dangerous bacteria. Use of SureBeam's electronic irradiation system can effectively kill dangerous bacteria such as E-coli, listeria monocytogenes, salmonella and campylobacter in all food products, including meats, poultry, vegetables, eggs and seafood. SureBeam provides food processors with a solution that improves their ability to comply with food safety laws and may reduce costly product recalls or damaging liability lawsuits.

      Killing fruit flies and other pests. The SureBeam system can kill fruit flies and other pests or prevent them from reproducing, thereby rendering them harmless. This benefit enables food producers and processors to gain access to new markets that have previously been denied or limited due to fruit fly and pest quarantines.

      Reducing food spoilage and prolonging shelf life. The SureBeam system can increase the shelf life of foods such as meats, poultry, fruits and vegetables, by decreasing microbial levels that cause food spoilage. Irradiation has demonstrated an ability to extend shelf life by two to three times in foods such as raspberries, strawberries, raw beef, chicken and pork. As a result, food processors have the ability to ship product less frequently and over further distances while food retailers and food service companies have the ability to stock and store product longer, thereby generating supply chain efficiencies.

      Utilizing ordinary electricity. Unlike older irradiation methods that use nuclear radioactive materials as their energy source, the SureBeam system uses ordinary electricity and has received greater acceptance from food processors and consumers because of its environmentally responsible features.

      Maintaining food taste, texture and nutritional value. Because of the rapid rate at which the food is processed by the SureBeam system and the small increase in food product temperature during processing, the oxidation effects on food products are minimized. As a result, when properly applied, the SureBeam process has minimal effect on food taste, texture or nutritional value.

      Integrating fully into production lines. The SureBeam system is the only food irradiation system available that can be fully integrated into customers' production lines, avoiding additional transportation costs. The system's footprint and ability to accommodate different products make it efficient to integrate into an existing production line. Attributes that enable the SureBeam system to be incorporated into production lines include:

  •
  Scalable system. The SureBeam system is scalable and can be designed to meet a wide range of production volume requirements.

  •
  Fast processing time. The SureBeam system irradiates food products in a matter of seconds, maintaining the speed of a production line.

  •
  Precise dosing. Electron beam processing delivers a measurable and consistent dose to products based upon pre-set parameters. All processing parameters are under constant measurement to maintain dosage within a predetermined range.

  •
  Flexible dosing. The SureBeam system can switch from one targeted dose to another in a matter of seconds. In addition, the SureBeam system can utilize either electron beam or x-ray technology depending on the density and thickness of the product, with x-ray technology allowing SureBeam to process thicker products over a somewhat longer processing period. Changeovers are easy and designed to accommodate various products.

  •
  Environmentally responsible. The SureBeam system uses ordinary electricity as its power source. There are no nuclear radioactive materials used in the SureBeam process, and as a result, the licensing and operation of facilities using the SureBeam system do not require any review by the Nuclear Regulatory Commission.

    Strategy.  SureBeam's objective is to leverage its proprietary technology to be the premier global provider of electronic irradiation systems and services to the food industry. To achieve this objective, SureBeam intends to pursue the following strategies:

      Expand SureBeam's customer base. SureBeam has already entered into relationships with leading food processors and other customers in the United States and abroad. SureBeam intends to continue to develop relationships both domestically and internationally. SureBeam believes food industry leaders will provide it with a growing stream of per pound processing fees as consumer acceptance continues to expand for electronically irradiated food.

      Install and operate in-line turnkey electronic irradiation systems. SureBeam intends to offer turnkey electronic irradiation systems that are directly integrated into customer production lines. SureBeam will generally retain ownership of the systems and customers will pay a per pound processing fee.

      Build, own and operate additional electronic food irradiation service centers. SureBeam intends to continue to build service centers that provide electronic irradiation services in strategic locations near major producers and processors of meat, poultry, fruits or vegetables. For example, SureBeam's facility in Sioux City, Iowa is located in proximity to several leading meat producers, including IBP and Cargill. SureBeam expects that building facilities in strategic locations will accelerate the development of a market for food irradiation services. These facilities also serve as test centers for food processors evaluating our process and as commercial irradiation centers for processors where turnkey systems may not be cost effective. SureBeam plans to build electronic food irradiation facilities in Los Angeles, Chicago and Philadelphia within the next 18 months.

      Build the SureBeam brand. SureBeam's goal is to establish SureBeam as the leading electronic irradiation brand with both food processors and consumers in the retail and foodservice markets. SureBeam believes establishing a leading brand with consumers will prompt food processors to purchase its products and services so that their products can carry the SureBeam seal, thereby creating pull through demand for SureBeam's process in the distribution chain. SureBeam expects to allocate significant additional resources to establish its brand in the retail and foodservice businesses. SureBeam will utilize a wide range of communication media to build awareness of the SureBeam brand. The SureBeam logo currently appears on some of the products of five food processors that currently sell food processed with the SureBeam system.

      Establish a new industry standard for food safety. SureBeam intends to promote the widespread use of electronic irradiation by food processors to establish a new industry standard for food safety and quality. SureBeam believes the need for such a standard is driven by food processors' desires to meet retail and foodservice demand for safe food products.

      Promote consumer awareness of electron beam technology. SureBeam plans to utilize a variety of media to educate consumers on the SureBeam system's ability to increase food safety and other produce benefits and to highlight major endorsements of food irradiation technology by health and industry officials. In addition, SureBeam will leverage its contracts and alliances with major food producers and processors as validation of the SureBeam system.

      Pursue global opportunities through strategic alliances. SureBeam will continue to enter into strategic alliances with local partners in international markets and to sign exclusive agreements when possible. SureBeam plans to build service centers to encourage testing of the SureBeam process and to open opportunities for future relationships. At the same time, SureBeam will continue to focus its marketing efforts in such markets on key food growers, packers, processors and retailers. SureBeam believes that this strategy, when combined with its existing expertise and proprietary technology, will provide a barrier to others attempting to enter these markets. SureBeam is currently using this approach in Japan and Brazil and will continue to target other key food and export markets, such as Australia, Asia and South America.

      Protect SureBeam's technology. SureBeam owns its SureBeam technology through patents, patent applications, know-how and trade secrets. SureBeam has not granted any rights to its SureBeam technology, other than those granted to Texas A&M University and the Texas Agricultural Experiment Station solely for research and development purposes, those retained by the U.S. government for military applications and those granted to us solely for medical equipment sterilization. SureBeam will continue to protect its technology aggressively by enforcing its current patents and filing additional patent applications in the United States and other countries.

      Develop new opportunities for SureBeam. SureBeam will continue to develop new applications of its technology, including the irradiation and disinfestation of additional products such as flowers, grains, spices, coffee beans and pet food.

    The SureBeam System.  The SureBeam system is comprised of a linear accelerator that produces a beam of electrons. A series of resonant microwave cavities are then used to accelerate the electrons to nearly the speed of light. A magnetic deflection system is then used to scan the beam across the product. The electrons disrupt the DNA chain of the organisms hit and either destroy them or prevent their reproduction, thereby rendering them harmless. The SureBeam process utilizes ordinary electricity to generate electrons to administer a direct electron or x-ray treatment that is suitable for a wide range of products of various sizes, shapes and densities. X-rays are produced when electrons exit the accelerator and make contact with a metal target. The x-rays are directed at the product being processed and have the same ability as electron beams to kill bacteria or pests, or inhibit their reproduction. X-rays are generally used to penetrate larger and denser products than electron beams. Electron beams can generally penetrate food products of up to a thickness of approximately four inches, while x-rays can penetrate thicker products. The processing time using x-rays is generally somewhat longer than the processing time required when using electron beams.

    The SureBeam system is designed to contain the irradiation process inside a protective shield to ensure the operator's safety. The operator and maintenance staff are not exposed to a hazardous environment when they need to enter the protective shield because the system is shut off and no electrons are generated when the power supply is cut off and because the SureBeam process does not use radioactive isotopes, toxic gases or high temperatures. In addition to the protective shield, a safety control system monitors the operation of the system to detect abnormal operating conditions, such as smoke and fire, intrusion into a restricted area, loss of utilities or equipment failures (power, compressed air or cooling), and the system is designed to shut down if any abnormal conditions are detected.

    The SureBeam system can be configured to include electron beam or x-ray capabilities or both, can provide doses in one or more directions, and can handle food products in individual packages or cases. SureBeam's proprietary SureTrack information and control system guides both the operator and material loaders through the overall process checking for the completion of each task and verifying the integrity of the process. The dose, or the amount of energy deposited, is controlled by SureBeam's proprietary software, the SureTrack system. The dose varies depending on the thickness and density of the product and on whether the objective is to pasteurize, disinfest or extend shelf life. SureBeam's control systems include components to detect failures and unscheduled downtime. The SureTrack system provides dose verification and validation, and continuously archives all the processing information required to substantiate the successful completion of the SureBeam process. Unlike systems that utilize nuclear isotopes, the SureBeam system can be turned off at any time.

    The SureBeam system can be integrated into a customer's production line such that a packaged or unpackaged product can be processed by the SureBeam system. SureBeam intends to install SureBeam systems within customers' production lines, retain ownership of and operate those systems, and generate revenue when those systems process food. We believe that a growing number of food processors will integrate the SureBeam process into their food production operations.

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

RISK FACTORS

Risks Relating to Our Business

Our SureBeam business and our other commercial businesses in our Emerging Technologies and Businesses segment operate in new and unproven markets and we will be unable to expand these businesses and our Titan Wireless and Cayenta businesses if their principal products and services do not gain increased market acceptance.

    We are committed to creating, building and launching technology-based businesses. As part of implementing this strategy, we have developed the technology-based businesses known as SureBeam, Titan Wireless and Cayenta, and are in the process of developing and commercializing the technology applications and businesses in our Emerging Technologies and Businesses segment. If any of the primary markets targeted by SureBeam or Titan Wireless fails to develop and grow as we anticipate, or those markets do develop and grow as anticipated but SureBeam's, Titan Wireless's and/or Cayenta's principal products and services do not meet with increased market acceptance, our revenues will be less than we expect, our business will suffer and we may be unable to recoup the equity investments and intercompany advances we have made to develop and grow those businesses. To grow as currently contemplated, we will need to derive an increasing portion of our revenues from our commercial businesses, including the businesses in our Emerging Technologies and Businesses segment. If the markets for some or all of the businesses in our Emerging Technologies and Businesses segment fail to develop and grow as expected, or those markets do develop and grow as expected but those businesses' principal products and services do not meet with market acceptance, our future prospects may suffer. If any of our businesses fail to grow as we anticipate, we may not be able to monetize these businesses and enable our stockholders to realize value from that process.

    SureBeam faces the challenges associated with the risks of a new enterprise and the commercialization of a technology with an unproven market. The use of our SureBeam electron beam technology for food irradiation and the market for electronically irradiated food is at an early stage of development. Six food processors are currently selling food electronically irradiated by SureBeam. Other food processors are testing SureBeam's technology and it is uncertain whether or when they will choose to begin commercial production. We also do not know whether or when any fast food or other national chain restaurants or food retailers will decide to offer irradiated meat and create demand for SureBeam's electronic food irradiation systems. We expect that some food processors will not irradiate food unless industry leaders first commit to distribute irradiated food. Market acceptance of SureBeam's technology will also depend on consumer acceptance of irradiated food. Accordingly, a market for irradiated foods has only recently begun to develop, and its continued development will depend on broad acceptance of irradiated foods by consumers, food producers and providers, restaurant chains and food retailers. This consumer and market acceptance may not occur.

    Titan Wireless's principal strategy is to provide communications services and systems in developing countries. As part of this strategy, Titan Wireless is increasingly generating revenues from providing long distance communications services over its network and is now also in the process of installing fixed wireless systems, or wireless local loops, to connect local businesses with local and/or long distance communications networks in several of its target markets. Titan Wireless's future success will depend substantially on the rate and the extent to which the markets for communications services and systems develop in the developing countries that it targets. We cannot guarantee that substantial markets for communications services and systems in these developing countries will ever develop, or if those markets do develop, that communications services based on fixed-site satellite technology, wireless local loop technology, or global system for mobile communications technology, all of which Titan Wireless can provide, will capture a significant portion of those markets. The development of a market for communications services and systems in a particular developing country will depend upon a variety of factors including whether that country has sufficient resources to support such a market and whether the communications services and systems are offered at an affordable cost to their end users so that adequate traffic can be generated. Titan Wireless's success will also depend to a significant extent on its continued ability to identify and enter into strategic relationships with effective local partners who act as Titan Wireless's intermediaries with local regulators and experts in the local market. If Titan Wireless is unable to continue to cultivate and maintain these relationships, its overall business will suffer.

    Cayenta's market is characterized by changes in demand for its products and services based on overall economic conditions and their impact on government and corporate information technology budgets as well as changes in user sentiment toward particular technologies, technology applications and related services. Cayenta's market is also intensely competitive.

    Cayenta's competitors include numerous companies across various segments of the information technology services and software products markets. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to Cayenta's technologies. The costs to develop and to provide information technology services are relatively low. Moreover, barriers to entry, particularly in the areas of information technology consulting and integrating software applications, are low. Therefore, Cayenta will likely continue to face additional competition from new entrants into its market. If overall economic conditions weaken demand for Cayenta's products and services or if Cayenta is unable to anticipate and respond effectively to changing market conditions or to compete effectively for any reason, its viability and business prospects may suffer.

    The businesses in our Emerging Technologies and Businesses segment face the ongoing challenges of developing technology applications that anticipate and satisfy consumers' requirements and achieving market acceptance for those technology applications in new and rapidly changing markets. To the extent these businesses fail to effectively meet either of those challenges, our ability to execute our monetizing strategy and provide increased value to our stockholders will be diminished.

We have a limited history of commercializing new technologies and our commercial businesses may not remain or ever become successful.

    In 1991, we adopted a strategy of seeking to develop commercial businesses using technology developed for government purposes in our government defense businesses. Our SureBeam and Titan Wireless businesses are a product of this strategy. For the most part, our commercial businesses are in an early stage of development or have only recently begun to offer their products, services, systems or solutions in the markets, including new markets, in which they operate. These technology-based businesses are subject to risks and uncertainties inherent in companies at these early stages of development, including:

  •
  the risks that their base technology will become obsolete and that they will fail to respond in a timely and cost-effective manner to rapid technological changes;
  •
  the risks associated with operating in markets that are subject to a high degree of competition;
  •
  the risk that they will have inadequate management resources to capitalize on market opportunities and execute their strategy;
  •
  the risk that they will be unable to manage rapid growth effectively;
  •
  the risk that they will be unable to execute successfully each portion of their business strategy on schedule;
  •
  the risk that we may not identify markets with sufficient opportunities to justify our investments in products and solutions for these markets;
  •
  the market and operating risks that are unique to each particular business; and
  •
  the risk that adequate capital may not be available to fund their continued development.

    We balance our investment objectives for each of our businesses with our overall profitability objectives. This balancing is a basic part of our approach to creating and building new commercial businesses and creates the possibility that any or all of our businesses may not grow at the pace or to the level that they otherwise might if they were independent companies. These factors could affect our ability to monetize our investments in our businesses or diminish the value that our stockholders ultimately recognize from those investments.

We may make equity investments or intercompany advances to some of our businesses which we could lose or have to write off.

    We have in the past and may in the future fund businesses in our Emerging Technologies and Businesses segment, as well as our other businesses, with equity investments and/or intercompany advances. At the time we make these investments or advances, these businesses are typically at an early stage of development. If these businesses do not become profitable or we are unable to monetize our investments in them, we could lose all or a portion of our equity in those businesses and be required to write off some or all of any amounts advanced.

Our commercial businesses' growth may be impaired because of investment or funding choices we make or because we are unable to access capital from external sources.

    We typically fund our businesses' growth with equity investments, intercompany advances and/or public or private financing. We may choose not to fund potential growth opportunities for our businesses with equity investments or intercompany advances based on risk considerations or our balancing of our investment objectives for those businesses with our overall profitability objectives. We may be unable to fund potential growth opportunities for our businesses to the extent that we do not have capital on hand at the Titan level and/or cannot access adequate capital at the Titan level. We may also be precluded from funding potential growth opportunities for our commercial businesses with public or private financing based on market conditions. To the extent that we do not or are unable to provide capital to our commercial businesses to fund potential growth opportunities, our commercial businesses' growth could be impaired.

Market conditions and legal and contractual restrictions may impair our ability to monetize our investments in commercial technology applications and businesses.

    We intend to monetize our investments in our commercial technology applications and businesses through either an initial public offering of a subsidiary, a complete spin-off to our stockholders, an outright sale of a subsidiary, or a technology license or sale. We cannot guarantee that we will be able to monetize any of our investments in our commercial technology applications or businesses. However, market or competitive conditions may be such that we are unable to complete initial public offerings of our subsidiaries or spin-offs of our subsidiaries to our stockholders at valuations that we consider appropriate, in which case we may choose to delay or forego initial public offerings or spin-offs of these subsidiaries. Based on market or competitive conditions, we may also be unable to sell or license our commercial technology applications or sell our businesses at valuations or for other consideration we consider appropriate, in which case we may choose to delay or forego those sales or licenses. To the extent possible, we intend to structure any initial public offerings that our subsidiaries conduct in a manner to preserve the ability to later distribute the stock we retain in the subsidiaries to our stockholders on a tax-free basis. Under current law, there are a number of tax and other legal requirements that must be satisfied in order to successfully execute this strategy and we cannot guarantee that they will be met. Contractual restrictions may also restrict our ability to successfully execute this strategy. With the exception of SureBeam and Cayenta, our credit facility does not permit our subsidiaries to conduct initial public offerings or, with the exception of Cayenta, allow us to distribute the stock of our subsidiaries to Titan stockholders without the consent of the lenders. We may distribute the stock of Cayenta to Titan stockholders without the consent of the lenders so long as we are in compliance with financial ratios specified in, and not otherwise in default under, our credit facility.

We depend on government contracts for a substantial majority of our revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows and our ability to fund our commercial businesses.

    Our revenues from U.S. government business represented approximately 85% of our total revenues in 1998, approximately 84% of our total revenues in 1999, and approximately 74% of our total revenues in 2000. Our U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce our revenues and cash flows from U.S. government contracts. Our revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense and other federal agency budgets.

    A significant percentage of our products and services are predominantly sold and performed under contracts with various parts of the U.S. Navy or U.S. Air Force or with prime contractors to the U.S. Navy or U.S. Air Force. Although these various parts of the U.S. Navy or U.S. Air Force are subject to common budgetary pressures and other factors, our various U.S. Navy and U.S. Air Force customers exercise independent purchasing decisions. However, because of such concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our U.S. Navy or U.S. Air Force contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

    In addition to contract cancellations and declines in agency budgets, we may be adversely affected by:

  •
  budgetary constraints affecting U.S. government spending generally, and changes in fiscal policy;

  •
  curtailment of the U.S government's use of technology services and products providers;

  •
  the adoption of new laws or regulations;

  •
  technological developments;

  •
  U.S. government shutdowns, such as that which occurred during the U.S. government's 1996 fiscal year; and

  •
  general economic conditions.

    These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts. Any of these actions or any of the other actions described above could reduce our revenues and cash flows and impair our ability to make equity investments in or intercompany advances to our commercial subsidiaries as part of our approach to creating and building new businesses.

Government audits of our government contracts could cause a material negative adjustment to our revenues.

    Our government contracts are subject to cost audits by the government. These audits may occur several years after completion of the audited work. We could have a material adjustment to revenue as a result of an audit, including an audit of one of the companies we have recently acquired. Some of our acquired companies did not historically impose internal controls as rigorous as those we impose on the government contracts we perform.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

    Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. In 1999, approximately 33% of our revenues were derived from fixed-price contracts and in 2000 approximately 19% of our revenues were derived from fixed-price contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will misprice these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

If we are not able to retain our contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.

    Upon expiration of a U.S. government contract or subcontract under U.S. government prime contracts, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of our significant contracts or nonrenewal of several of our significant contracts, the imposition of fines or damages, or our suspension or debarment from bidding on additional contracts could result in significant revenue shortfalls.

We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely affect our business.

    Our defense and commercial businesses must comply with and are affected by various government regulations. Among the most significant regulations are the following:

  •
  the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

  •
  the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

  •
  the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts;

  •
  laws, regulations and Executive Orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

  •
  the Federal Food, Drug and Cosmetic Act, which regulates SureBeam's technology as a food additive and is administered by the Food and Drug Administration;

  •
  regulations relating to using the SureBeam system, including product labeling, administered by the U.S. Department of Agriculture's Food Safety and Inspection Service and by health and environmental safety departments and other regulatory agencies within various states and foreign countries; and

  •
  laws and regulatory requirements relating to satellite communications and other wireless communication systems in the developing countries where Titan Wireless operates.

    These regulations affect how our customers and we do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses and our ability to build additional commercial businesses.

    We need to maintain our workforce of highly qualified technical personnel for each of our segments, including our engineers, computer programmers and personnel with security clearances required for classified work. Our success also depends to a significant extent on the continued contributions of our management personnel for each of our segments. Our ability to build additional commercial businesses in our Emerging Technologies and Businesses segment as part of executing our strategy will depend in part on our ability to attract management personnel from outside Titan with relevant market expertise and management skills, and on our ability to retain and motivate these managers. In addition, our future success will depend to a significant degree on our ability to identify, recruit and retain additional qualified personnel, including individuals with security clearances required for classified work. We cannot guarantee that we will be able to continue to attract and retain personnel with the advanced management, technical and security clearance qualifications necessary for maintaining and growing our existing businesses or building additional commercial businesses as part of executing our strategy.

We compete in highly competitive markets against many companies that are larger, better financed and better known than us. If we are unable to compete effectively, our business and prospects will be adversely affected.

    Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than we can. Our commercial businesses compete against other technologies as well as against companies with similar products and services. In order to remain competitive, we must invest to keep our products technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share. Our competition for each of Titan Systems, SureBeam, Titan Wireless and Cayenta is described in the business section of this document at the end of the description of each segment.

We have completed numerous strategic acquisitions and may complete others, which could increase our costs or liabilities or be disruptive.

    Since January 1, 1998, we have acquired twelve government information technology companies as part of our strategy of consolidating government information technology businesses. Six of these twelve transactions were structured as stock-for-stock pooling of interests transactions. In addition, since January 1, 1999, we have acquired four information technology services and solutions companies as part of Cayenta's development of its total services provider offering. Several of the companies that we acquired had themselves acquired other companies prior to their acquisition by us. The acquisition and integration of new companies involves risk. The integration of acquired businesses may be costly and may result in a decrease in the value of our common stock for the following reasons, among others:

  •
  we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;

  •
  the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

  •
  we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates; and

  •
  one or more of our acquisition candidates also may have liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition.

    We intend to continue to look for strategic acquisitions. We may not be able to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. In addition, instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive.

We may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. Our inability to protect our patents and proprietary rights in the U.S. and foreign countries could adversely affect our businesses' prospects and competitive positions.

    As part of our strategy, we seek to protect our proprietary technology and inventions through patents and other proprietary-right protection in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. In addition, we may incur significant expense both in protecting our intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

    We regularly assess the strength of our patent and intellectual property protection for our technologies and products. Despite our assessments and our belief in the strength of our patent protection for particular technologies or products, our patents may not provide effective barriers to entry against competitors in the markets targeted by particular technologies and products. We also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. We are not certain that our pending patent applications will be issued.

    We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be sufficient to compensate us for damages incurred. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

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

Risks of our international operations, including economic conditions in other countries, could adversely affect the prospects of our Titan Wireless, SureBeam and Cayenta businesses.

    Our Titan Wireless, SureBeam and Cayenta businesses each operate in international markets. Through our subsidiary Titan Wireless, we sell communications services and systems primarily in developing countries. Although we generally sell our communications services and systems in U.S. dollars, currency devaluations and adverse market conditions in developing countries in the past have and in the future could negatively affect demand for our communications services and systems and, consequently, our revenues for this segment. In addition, we may in the future bill for our communications services in local currency. As a result, revenues in this segment may be adversely affected by economic conditions in developing countries. We also intend to increase our sales of our SureBeam systems abroad as we obtain regulatory approvals to market and sell those systems in other countries. Those jurisdictions may apply different criteria from the U.S. regulatory agencies in connection with their approval processes. Monitoring changes in, and SureBeam's compliance with, diverse and numerous foreign regulatory requirements may increase SureBeam's costs. The possibility of such added costs due to the complexity of maintaining compliance with varied foreign regulatory requirements is a risk that all of our businesses that operate in international markets face. To date, we do not believe that the international operations of our existing businesses currently subject us to material risks from fluctuations in currency exchange rates. However, as we increase the international operations of our businesses, our risks from fluctuations in currency exchange rates, to the extent we bill for our products in foreign currencies, will increase.

    Selling products or services in international markets also entails other market, economic, cultural, legal and political risks, conditions and expenses. These risks include:

  •
  trade protective measures and import or export licensing requirements or other restrictive actions by foreign governments;

  •
  reduced protection of intellectual property rights;

  •
  political and economic instability;

  •
  difficulties in collecting amounts owed to us;

  •
  difficulties in managing overseas employees and contractors; and

  •
  changes in applicable laws and regulations, including licensing laws, tax laws and regulations.

    Any one of these factors or other international business risks could adversely affect our financial performance.

The covenants in our credit facility restrict our financial and operational flexibility and our failure to comply with them could have a material adverse effect on our business.

    Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets, other than SureBeam's assets, and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. Any such restrictive covenants in any future debt obligations we incur could limit our ability to fund our commercial businesses with equity investments or intercompany advances, which would impede our ability to execute our approach to creating and building new businesses.

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

QuickLinks

Documents Incorporated By Reference:
EXPLANATORY NOTE
PART I
  Item 1. Business
  Overview
  Operating Segments
  Our Approach to Creating and Building New Businesses
  Government Contracts
  Backlog
  Manufacturing
  Patents, Trademarks and Trade Secrets
  Research and Development
  Government and Environmental Regulations
  Employees
  RISK FACTORS
  Risks Relating to Our Business
  Our SureBeam business and our other commercial businesses in our Emerging Technologies and Businesses segment operate in new and unproven markets and we will be unable to expand these businesses and our Titan Wireless and Cayenta businesses if their principal products and services do not gain increased market acceptance.
  We have a limited history of commercializing new technologies and our commercial businesses may not remain or ever become successful.
  We may make equity investments or intercompany advances to some of our businesses which we could lose or have to write off.
  Our commercial businesses' growth may be impaired because of investment or funding choices we make or because we are unable to access capital from external sources.
  Market conditions and legal and contractual restrictions may impair our ability to monetize our investments in commercial technology applications and businesses.
  We depend on government contracts for a substantial majority of our revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows and our ability to fund our commercial businesses.
  Government audits of our government contracts could cause a material negative adjustment to our revenues.
  Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.
  If we are not able to retain our contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.
  We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely affect our business.
  Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses and our ability to build additional commercial businesses.
  We compete in highly competitive markets against many companies that are larger, better financed and better known than us. If we are unable to compete effectively, our business and prospects will be adversely affected.
  We have completed numerous strategic acquisitions and may complete others, which could increase our costs or liabilities or be disruptive.
  We may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. Our inability to protect our patents and proprietary rights in the U.S. and foreign countries could adversely affect our businesses' prospects and competitive positions.
  Risks of our international operations, including economic conditions in other countries, could adversely affect the prospects of our Titan Wireless, SureBeam and Cayenta businesses.
  The covenants in our credit facility restrict our financial and operational flexibility and our failure to comply with them could have a material adverse effect on our business.
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