Form 10-Q
period 2001-03-31
TITAN CORP
filed 2001-05-15
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-6035

THE TITAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-2588754 (I.R.S. Employer Identification No.)

3033 Science Park Road
San Diego, California 92121-1199
(Address of principal executive offices, zip code)

(Registrant's telephone number, including area code) (858) 552-9500

(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of registrant's common stock outstanding at May 4, 2001, was 54,268,153.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2001	2000
Revenues	$260,113	$220,221

Costs and expenses:
Cost of revenues	190,277	166,280
Selling, general and administrative expense	101,972	44,555
Research and development expense	4,259	2,247
Acquisition and integration related charges and other	32,174	18,070

Total costs and expenses	328,682	231,152

Operating loss	(68,569)	(10,931)
Interest expense	(10,673)	(7,415)
Interest income	366	927

Loss from continuing operations before income taxes, minority interests and extraordinary loss	(78,876)	(17,419)
Income tax benefit	(6,783)	(4,355)

Loss from continuing operations before minority interests and extraordinary loss	(72,093)	(13,064)
Minority interests	12,222	1,378
Extraordinary loss from early extinguishments of debt, net of taxes	—	(3,454)
Loss from discontinued operations, net of taxes	—	(96)

Net loss	(59,871)	(15,236)
Dividend requirements on preferred stock	(172)	(174)

Net loss applicable to common stock	$(60,043)	$(15,410)

Basic earnings (loss) per share:
Loss from continuing operations	$(1.29)	$(0.26)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.06)
Loss from discontinued operations	—	—

Net loss	$(1.29)	$(0.32)

Weighted average shares	53,377	52,450

Diluted earnings (loss) per share:
Loss from continuing operations	$(1.29)	$(0.26)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.06)
Loss from discontinued operations	—	—

Net loss	$(1.29)	$(0.32)

Weighted average shares	53,377	52,450

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$89,047	$27,291
Investments	3,632	—
Accounts receivable—net	360,180	347,133
Inventories	29,394	25,367
Prepaid expenses and other	40,532	33,932
Deferred income taxes	28,888	28,764
Net assets of discontinued operations	—	812

Total current assets	551,673	463,299
Property and equipment—net	95,694	88,077
Goodwill—net	363,324	347,976
Other assets	51,752	59,796
Net assets of discontinued operations	429	290

Total assets	$1,062,872	$959,438

Liabilities and Stockholders' Equity
Current Liabilities:
Amounts outstanding under line of credit	$3,125	$2,500
Accounts payable	67,028	74,936
Acquisition debt	2,200	4,200
Current portion of long-term debt	873	991
Accrued compensation and benefits	56,007	45,700
Other accrued liabilities	102,843	67,020
Income taxes payable	—	176
Net liabilities of discontinued operations	530	—

Total current liabilities	232,606	195,523

Amounts outstanding under line of credit	334,375	260,625
Other long-term debt	1,338	38,265
Other non-current liabilities	38,192	36,342
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000
Minority interests	6,062	11,267
Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares: Cumulative convertible, $13,800 liquidation preference: 689,978 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares:
None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 54,227,192 and 54,068,167	542	541
Capital in excess of par value	270,860	191,358
Deferred compensation	(52,498)	(13,882)
Retained earnings (deficit)	(17,978)	(9,960)
Accumulated other comprehensive income	122	108
Treasury stock (787,885 shares), at cost	(1,439)	(1,439)

Total stockholders' equity	200,299	167,416

Total liabilities and stockholders' equity	$1,062,872	$959,438

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of dollars)

	Three months ended March 31,
	2001	2000
Cash Flows from Operating Activities:
Net loss from continuing operations	$(59,871)	$(15,140)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of businesses acquired:
Depreciation and amortization	12,265	12,118
Write-offs due to asset impairments	18,578	—
Deferred income taxes and other	396	(3,248)
Non-monetary research consideration	(552)	(1,887)
Pooling of interests	—	1,352
Minority interests	(12,222)	(1,378)
Deferred compensation	39,988	210
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(48,871)	(17,763)
Inventories	(3,614)	(2,873)
Prepaid expenses and other assets	(4,422)	(7,385)
Accounts payable	(8,385)	133
Accrued compensation and benefits	9,176	(1,738)
Income taxes payable	(176)	(9,124)
Other liabilities	14,155	(4,884)

Net cash used for continuing operations	(43,555)	(51,607)

Loss from discontinued operations	—	(96)
Changes in net assets and liabilities of discontinued operations	1,203	(1,356)

Net cash provided by (used for) discontinued operations	1,203	(1,452)

Net cash used for operating activities	(42,352)	(53,059)

Cash Flows from Investing Activities:
Capital expenditures	(17,866)	(12,832)
Acquisition of businesses and other equity interests, net of cash acquired	(7,387)	(58,750)
Capitalized software development costs	(1,533)	(142)
Proceeds from sale of investments	3,217	—
Purchase of available-for-sale investments	(3,687)	—
Other investments	(4,777)	—
Other	188	(691)

Net cash used for investing activities	(31,845)	(72,415)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred securities	—	250,000
Additions to debt	74,375	19,259
Retirements of debt	(365)	(90,675)
Issuance of stock by subsidiaries	60,841	6,373
Deferred financing costs	(25)	(14,598)
Extraordinary loss on retirements of debt	—	3,454
Dividends paid	(172)	(174)
Proceeds from stock issuances	899	2,436
Other	331	1,139

Net cash provided by financing activities	135,884	177,214

Effect of exchange rate changes on cash	69	3

Net increase in cash and cash equivalents	61,756	51,743
Cash and cash equivalents at beginning of period	27,291	13,469

Cash and cash equivalents at end of period	$89,047	$65,212

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Three Months Ended March 31, 2001:
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Exercise of stock options and other		1	898					899
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				39,988				39,988
Foreign currency translation adjustment						69		69
Unrealized loss on investments						(55)		(55)
Gain related to issuance of stock in subsidiary					52,025			52,025
Dividends on preferred stock—Cumulative convertible, $.25 per share					(172)			(172)
Net loss					(59,871)			(59,871)

Balances at March 31, 2001	$690	$542	$270,860	$(52,498)	$(17,978)	$122	$(1,439)	$200,299

Three Months Ended March 31, 2000:
Balances at December 31, 1999	$695	$525	$163,252	$(738)	$5,283	$(33)	$(2,636)	$166,348
Pooling adjustment					1,352			1,352
Exercise of stock options and other		2	614					616
Proceeds from stock issuances			1,820					1,820
Deferred compensation, related to the issuance of stock options			1,664	(1,576)				88
Amortization of deferred compensation				210				210
Shares contributed to employee benefit plans			(78)				842	764
Foreign currency translation adjustment						3		3
Conversion of preferred stock	(2)		2					—
Income tax benefit from employee stock transactions			432					432
Purchase of treasury stock			(167)					(167)
Dividends on preferred stock—Cumulative convertible, $.25 per share					(174)			(174)
Net loss					(15,236)			(15,236)

Balances at March 31, 2000	$693	$527	$167,539	$(2,104)	$(8,775)	$(30)	$(1,794)	$156,056

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 2000. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. The prior year financial statements have been restated to reflect as a pooling of interests the acquisition of AverStar, Inc. ("AverStar") in the second quarter of 2000.

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

Note (2) Acquisition and Investment

    On March 23, 2001, the Company's subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. Under the agreement, the Company has full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $7.7 million at March 31, 2001.

    In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement with Sakon. In October 2000, Titan exercised its option pursuant to the agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. These targets were met in January 2001 and the liability for the $12.5 million payment, which will be made in installments in the second and third quarters of 2001, was included in other accrued liabilities at March 31, 2001 and additional goodwill was recorded. The goodwill will be amortized over an estimated useful life of 20 years. Titan has consolidated the operating results of Sakon beginning in 1999 in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

Note (3) Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other of $32.2 million in the first quarter of 2001 include costs of $12.2 million primarily related to the integration of ACS and AverStar, and a realignment of the business around its major categories of customers, which together resulted in over approximately 50 personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment. Approximately $3 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in 2001.

    Included in the acquisition and integration related charges and other in 2001 is $19.4 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce of over 40 personnel, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software developed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in 2001 is a charge of $0.5 million of employee termination costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit.

    Acquisition and integration related charges and other of $18.1 million in the first quarter of 2000 were costs associated with the Company's acquisition of ACS.

Note (4) Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000 and by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $0.5 million at March 31, 2001 consist primarily of accrued liabilities of approximately $4.4 million, net of current assets of approximately $3.9 million (primarily accounts receivable, inventories and capitalized software). The net liabilities reflect $1.2 million received in the first quarter of 2001 for the licensing of the technology of one of the businesses. In accordance with EITF 85-36, "Discontinued Operations With Expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $0.9 million were made against the accrued liabilities in the first quarter of 2001. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

Note (5) Debt

    At March 31, 2001, total borrowings outstanding under the Company's primary credit facility with a syndicate of commercial banks were $337.5 million at a weighted average interest rate of 8.2%. Commitments under letters of credit were $6.6 million at March 31, 2001, all of which reduces availability of the working capital line. Of the total borrowings, $3.1 million was short-term. At March 31, 2001, the Company was in compliance with all financial covenants under its various debt agreements.

Note (6) Other Financial Information

    In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Emerging Technologies and Businesses segment. The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam. As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

    The following tables summarize revenues and operating profit (loss) by operating segment for the three month periods ended March 31, 2001 and 2000. All segment operating profit and loss data reported on an historical basis and for the current year have been reported before Corporate overhead costs, with the exception of SureBeam beginning in the first quarter of 2001.

	Three months ended March 31,
	2001	2000
Revenues:
Titan Systems	$206,346	$174,520
SureBeam	5,476	4,080
Titan Wireless	21,014	16,624
Titan Software Systems (including Cayenta)	14,988	15,900
Emerging Technologies and Businesses	12,289	9,097

	$260,113	$220,221

Operating Profit (Loss):
Titan Systems	$4,563	$(6,206)
SureBeam	(43,428)	650
Titan Wireless	(74)	2,540
Titan Software Systems (including Cayenta)	(25,282)	(6,312)
Emerging Technologies and Businesses	157	1,074

Segment operating loss before Corporate	(64,064)	(8,254)
Corporate	(4,505)	(2,677)

	$(68,569)	$(10,931)

    The operating profit of the Titan Systems segment for the three month period ended March 31, 2001 includes a planned $12.2 million restructuring change related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3). Acquisition related charges of $18.1 million related to the ACS acquisition are included in Titan Systems' operating loss for the first quarter of 2000. Also in the Titan Systems segment, deferred profit of $702 and $403 related to acquisitions in 2000 and 1999 was recognized in the first quarters of 2001 and 2000, respectively.

    On March 16, 2001, SureBeam completed its initial public offering of 6,700,000 shares of its Class A common stock at a price of $10 per share. SureBeam received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of SureBeam's Class A common stock were exercised for proceeds of approximately $1.1 million. SureBeam anticipates using the proceeds to build new systems and service centers, expand manufacturing capacity, increase marketing activities, and pursue strategic relationships and acquisition opportunities, as well as for general working capital purposes. Also in connection with the offering, stock options granted under SureBeam's Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2001. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Also included in selling, general and administrative expense for the three months ended March 31, 2001 is $0.2 million of compensation expense related to options granted prior to completion of the initial public offering under SureBeam's 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. As a result of the SureBeam inital public offering and in accordance with SEC Staff Accounting Bulletin No. 51, Titan has recorded a gain of $52.0 million related to its equity interest in SureBeam reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary".

    The operating loss in the Software Systems segment includes a $19.4 million restructuring charge (see Note 3).

    The Company's only elements of other comprehensive income resulted from foreign currency translation adjustments in the first quarters of 2001 and 2000 and unrealized losses on investments in available-for-sale securities the first quarter of 2001, which are reflected in the Consolidated Statement of Stockholders' Equity.

    The following data summarize information relating to the per share computations for loss before extraordinary item:

	Three months ended March 31, 2001			Three months ended March 31, 2000
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(72,093)			$(13,064)
Less preferred stock dividends	(172)			(174)
Effect of minority interests	3,229			(574)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(69,036)	53,377	$(1.29)	(13,812)	52,450	$(0.26)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(69,036)	53,377	$(1.29)	$(13,812)	52,450	$(0.26)

    Approximately 5,038,000 shares in 2001 and 2,771,000 shares in 2000 from the potential conversion of remarketable term income deferrable equity securities were not included in the computation as their effect was anti-dilutive. Approximately 460,000 shares of common stock in 2001 and 463,000 shares in 2000 that could result from the conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

	March 31, 2001	December 31, 2000
Inventories:
Materials	$14,945	$11,562
Work-in-process	8,724	9,856
Finished goods	5,725	3,949

	$29,394	$25,367

    Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2001	2000
Noncash investing and financing activities:
Gain related to issuance of stock in subsidiary	$52,025	$—
Non-monetary research consideration	552	1,887
Decrease in fair value of investments available for sale	55	—
Extraordinary loss on early extinguishments of debt	—	3,454
Equity issued in exchange for services	—	2,000
Shares contributed to employee benefit plans	—	764
Cash paid for interest	$6,921	$3,731
Cash paid for income taxes	910	9,051

Note (7) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action challenges our core Irradiation System Utilizing Conveyor Transported Article Carriers patent and seeks a declaration that IBA and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade and unfair business practices. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our Surebeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and IBA's claims against our patent separately and before any trial of IBA's claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We will also vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of IBA in this action could materially adversely affect our competitive position and our business prospects. Discovery is continuing and it is not possible to predict the outcome of this case.

THE TITAN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (Dollar amounts in thousands, except per share data)

Results of Operations

Three Months Ended March 31, 2001:

    Revenues

    Consolidated.  Our consolidated revenues increased from $220.2 million in the first quarter of 2000 to $260.1 million in the first quarter of 2001. Increased revenues were reported across all business units with the exception of our Software Systems Segment (which includes Cayenta) in the first quarter ended March 31, 2001. Revenue growth in the first quarter of 2001 was primarily attributable to the impact of the acquisitions of LinCom Corporation ("LinCom"), Pulse Engineering ("Pulse"), and SenCom Corporation ("SenCom") made in 2000 in our Titan Systems segment combined with internal growth in this segment, increased long distance service revenues in our Titan Wireless segment and increased revenues in our Emerging Technologies and Businesses Segment primarily resulting from the acquisition of MJR Associates ("MJR") by AverStar in the first quarter of 2000, and revenues recorded under the percentage of completion method for electronic food irradiation systems in our SureBeam segment.

    Titan Systems.  Titan Systems' revenues increased from $174.5 million in the first quarter of 2000 to $206.3 million in the first quarter of 2001, in part as a result of the impact of the acquisitions of LinCom, Pulse, and SenCom, all of which were accounted for as purchases, and in part due to increased demand from intelligence community customers for engineering services, systems integration services and signal intelligence, as well as from the Navy for engineering and systems integration services.

    SureBeam.  SureBeam's revenues increased from $4.1 million in the first quarter of 2000 to $5.5 million in the first quarter of 2001, resulting primarily from revenues recognized from sales of SureBeam's electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and to a lesser extent, revenues recorded on SureBeam's contract with Texas A&M University.

    Titan Wireless.  Titan Wireless' revenues increased from $16.6 million in the first quarter of 2000 to $21.0 million in the first quarter of 2001, primarily due to increased service revenues of $6.4 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East, offset by reduced revenues of $2.0 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunications of Benin, the national telephone company of Benin.

    Software Systems (including Cayenta).  Software Systems' revenues decreased from $15.9 million in the first quarter of 2000 to $15.0 million in the first quarter of 2001, primarily driven by slower corporate spending on commercial information technology services and e-business software applications, which resulted in reduced demand for Cayenta's services and products.

    Emerging Technologies and Businesses.  Emerging Technologies' revenues increased from $9.1 million in the first quarter of 2000 to $12.3 million in the first quarter of 2001, primarily related to the acquisitions of MJR and LinCom Wireless in March 2000, both accounted for as purchases, as well as increased revenues generated by Titan Scan Technologies, reflecting the revenues recorded on a medical sterilization system currently being constructed and being accounted for under percentage of completion accounting.

Selling, General and Administrative

    Our SG&A expenses increased from $44.6 million, or 20.2% of revenues, in the first quarter of March 31, 2000 to $102.0 million, or 39.2% of revenues, in the first quarter ended March 31, 2001. The increase in the first quarter of 2001 is due primarily to an increase of $39.8 million in deferred compensation, of which $38.9 million was a result of SureBeam's initial public offering on March 16, 2001. Excluding the impact of deferred compensation of $0.2 million and $40.0 million in the first quarter of 2000 and 2001, respectively, and amortization of goodwill of $8.6 million and $7.2 million in the first quarter of 2000 and 2001, respectively, SG&A, as a percentage of revenues, increased from 16.2% in the first quarter of 2000 to 21.0% in the first quarter of 2001. The increase in 2001 is related to increased sales, marketing, and administrative costs incurred by SureBeam associated with planned increases for its sales, advertising and branding campaign following the successful completion of the SureBeam initial public offering, as well as increased SG&A costs incurred in our Titan Wireless segment reflecting its investment in the development of corporate retail business.

Research and Development

    Our R&D expenses increased from $2.2 million in the three months ended March 31, 2000 to $4.3 million in the three months ended March 31, 2001. As a percentage of revenues, R&D expenditures increased from 1.0% in the first quarter of 2000 to 1.6% in the first quarter of 2001. Increased R&D expenditures were primarily related to costs incurred in our Titan Systems segment to develop certain control channel modems and wide band receivers as well as in our Titan Wireless segment related to the next generation Xpress connection product and very small aperture terminal ("VSAT") development. We anticipate that R&D efforts will increase throughout the remainder of fiscal 2001.

Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other of $32.2 million in the first quarter of 2001 include costs of $12.2 million primarily related to the integration of ACS and AverStar, and a realignment of the business around its major categories of customers, which together resulted in personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment. Approximately $3 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in 2001.

    Included in the acquisition and integration related charges and other in 2001 is $19.4 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software developed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in

Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in 2001 is a charge of $0.5 million of employee termination costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit.

    Acquisition and integration related charges and other of $18.1 million in the first quarter of 2000 were costs associated with the Company's acquisition of ACS.

Operating Profit (Loss)

    Consolidated.  Our operating results decreased from an operating loss of $10.9 million in the first quarter of 2000 to an operating loss of $68.6 million in the first quarter of 2001. The operating losses in the first quarter of 2000 and 2001 were impacted by a charge for acquisition and integration related costs and other of $18.1 million and $32.2 million, respectively, which has been discussed above. Amortization of goodwill of $8.6 million and $7.2 million in the first quarter of 2000 and 2001, respectively, is also included in the operating losses for those periods. In addition, the first quarter of 2001 includes a deferred compensation charge of $40.0 million, of which approximately $38.9 million is related to the initial public offering of SureBeam in the first quarter of 2001, compared to deferred compensation of $0.2 million in the first quarter of 2000. Excluding the impact of the charge for acquisition and integration related costs and other, the amortization of goodwill, and the deferred compensation charge, operating profit decreased from $16.0 million in the first quarter of 2000 to $10.8 million in the first quarter of 2001. The reduction in operating profit was primarily a result of the increased SG&A expenditures incurred by SureBeam following their initial public offering, as well as the operating losses incurred by Software Systems (including Cayenta) as a result of the reduced revenues due to reduced demand discussed previously.

    Titan Systems.  Titan Systems' operating performance improved from an operating loss of $6.2 million in the first quarter of 2000 to an operating profit of $4.6 million in the first quarter of 2001. Included in the operating results for the first quarter of 2000 and 2001 is a charge for amortization of goodwill of approximately $2.1 million and $2.3 million, respectively. In addition, a charge for acquisition and integration related charges and other of $18.1 million and $12.2 million is included in the operating results for the first quarter of 2000 and 2001, respectively. Excluding the impact of the amortization and these charges, operating profit increased from $14.0 million in the first quarter of 2000 to $19.1 million in the first quarter of 2001. The increase in operating profit was primarily driven by the increase in revenues discussed above.

    SureBeam.  SureBeam's operating results decreased from an operating profit of $0.7 million in the first quarter of 2000 to an operating loss of $43.4 million in the first quarter of 2001. Included in the first quarter of 2001 operating results is a deferred compensation charge of $38.9 million resulting from the initial public offering of SureBeam, as well as amortization of intangibles and other purchased assets of $0.7 million. Excluding the impact of these charges, operating income decreased from $0.7 million in the first quarter of 2000 to an operating loss of $3.8 million in the first quarter of 2001. Increased costs incurred relating to SureBeam's sales, advertising and branding campaign following the successful completion of its initial public offering resulted in the operating losses in the first quarter of 2001.

    Titan Wireless.  Titan Wireless' operating results decreased from operating income of $2.5 million in the first quarter of 2000 to an operating loss of $0.1 million in the first quarter of 2001. Reduced operating profit was a result of increased development of Titan Wireless' corporate retail business and new very small aperture ("VSAT") development costs. Included in the operating results for the first quarter of 2001 is amortization of goodwill of approximately $0.4 million, as well as a charge of $0.5 million for employee termination costs. Excluding the impact of the goodwill amortization, and this charge, operating income declined from $2.5 million in the first quarter of 2000 to $0.9 million in the first quarter of 2001.

    Software Systems (including Cayenta).  Software Systems' (including Cayenta) operating results declined from an operating loss of $6.3 million in the first quarter of 2000 to an operating loss of $25.3 million in the first quarter of 2001. Included in the first quarter of 2001 operating results is a charge of $19.4 million for restructuring and certain asset impairments. In addition, amortization of goodwill of $6.5 million and $3.5 million and deferred compensation of $0.2 million and $0.1 million are included in the operating results for the first quarter ended March 31, 2000 and 2001, respectively. Excluding these charges, operating performance declined from operating profit of $0.4 million in the first quarter of 2000 to an operating loss of $2.2 million in the first quarter of 2001. This decline is a result of the decrease in revenues, particularly due to the reduced demand of the higher margin software applications business.

    Emerging Technologies and Businesses.  Emerging Technologies' operating results decreased from operating income of $1.1 million in the first quarter of 2000 to $0.2 million in the first quarter of 2001. This decrease was due in part to increased expenses in several of our new emerging technologies, as well as decreased demand at AverCom, our internet portal and integration service business for the financial services industry, which has also been affected by economic conditions and changes in the commercial information technology services market. Included in operating results for the first quarter of 2001 is amortization of goodwill of approximately $0.2 million. Excluding the amortization of goodwill, operating profit decreased from $1.1 million in the first quarter of 2000 to $0.4 million in the first quarter of 2001.

Interest Expense, Net

    Our net interest expense increased from $6.5 million in the first quarter of 2000 to $10.3 million in the first quarter of 2001.   Net interest expense increased primarily as a direct result of the increased level of our borrowings to fund the growth in the various segments. In addition, net interest expense in the first quarter of 2001 increased due to the issuance of our Remarketable Term Income Deferrable Equity Securities ("HIGH TIDES"), which occurred in February 2000. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $310.9 million in the first quarter of 2001, at a weighted average interest rate of 8.5%.

Income Taxes

    Income taxes reflect an effective benefit rate of 25% in the first quarter of 2000 and 8.6% in the first quarter of 2001. The reduced benefit rate in the first quarter of 2001 is due primarily to the fact that the Company provided a significant valuation allowance for the SureBeam losses that may not be a benefit to the Company in the future. Accordingly, the Company has recorded a reduced benefit rate of 8.6% in the first quarter of 2001 to reflect this uncertainty.

Net Income (Loss)

    We reported a net loss of $15.2 million in the first quarter of 2000, compared to a net loss of $59.9 million in the first quarter of 2001. Included in the net loss for the first quarter of 2001 is amortization of goodwill of $7.2 million, a deferred compensation charge of $40.0 million, and a charge for acquisition and integration related charges and other of $32.2 million. Included in the net loss for the first quarter of 2000 is amortization of goodwill of $8.6 million, deferred compensation of $0.2 million, and acquisition and integration related charges and other of $18.1 million.

Liquidity and Capital Resources

    We have used our cash principally to fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations and borrowings under our senior credit facility. Our operating activities used $42.4 million, primarily resulting from an increase in accounts receivable balances of $48.9 million, with the most significant increase in our Titan Systems segment. The increase in the Titan Systems receivables was a result of Titan Systems' conversion to a new accounting software system, which delayed billing activities by approximately 2 to 3 months in certain divisions within the Titan Systems segment. We anticipate that our billing and collection activities in our Titan Systems segment will result in a significant portion of these delayed receipts being collected in the second and third quarters of 2001.

    Our investing activities used cash of $31.8 million in the quarter ended March 31, 2001, primarily to fund capital expenditures of $17.9 million, with the most significant capital expenditures in our Titan Wireless segment to develop its corporate retail business and new VSAT development costs. Our financing activities provided cash of $135.9 million, which amount primarily reflected borrowings of $74.4 million on our credit facilities as well as the net proceeds of $60.8 million from the SureBeam initial public offering and exercise of warrants.

    At March 31, 2001, total borrowings outstanding were $337.5 million at a weighted average interest rate of 8.2%. Commitments under letters of credit were $6.6 million at March 31, 2001, which reduce availability of the working capital line. Of the total borrowings, $3.1 million was short-term.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (The Office of Post and Telecommunications or "OPT"), entered into a Loan Facility agreement with the OPT for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa, the principal obligor, and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and end on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The non-Alcatel equipment provided by Titan Africa will be paid for in seven equal semi-annual installments, which commenced on December 31, 2000. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for. If Titan Africa's proportionate interest of the revenue sharing portion of the project exceeds these fixed semi-annual payments, the amounts outstanding on the equipment provided by Titan Africa could be paid in full prior to December 31, 2003. As of March 31, 2001, approximately $36.7 million was drawn on this facility, and has been used to reduce the related receivable balance. In October 2000, the Company collected an $18 million receivable from an African group related to its sale of a portion of its economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

    As part of our strategy of seeking external financing to grow our commercial businesses, our SureBeam subsidiary has completed its initial public offering of its common stock on March 16, 2001 and raised net proceeds of $60.8 million, including the exercise of warrants. We have extended a credit facility for up to a maximum of $75.0 million under which SureBeam owed us approximately $70.6 million as of March 31, 2001. SureBeam may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility and other available cash sources. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2001 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services and that it anticipates a significant portion of delayed receipts in the Titan Systems segment to be collected in the second and third quarters of 2001. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, including the Company's entry into new commercial businesses and new markets such as the food pasteurization market that require the Company to develop demand for its product, its ability to execute its spinoff or monetization of assets strategy, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

THE TITAN CORPORATION
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action challenges our core Irradiation System Utilizing Conveyor Transported Article Carriers patent and seeks a declaration that IBA and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade and unfair business practices. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our Surebeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and IBA's claims against our patent separately and before any trial of IBA's claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We will also vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of IBA in this action could materially adversely affect our competitive position and our business prospects. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 6. Exhibits and Reports on Form 8-K.

a.	10.1	Asset Purchase Agreement dated March 23, 2001 by and among Maxwell Technologies Systems Division, Inc., Maxwell Technologies, Inc., and Titan Systems Corporation. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.
b.	None

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA HOM PETERSEN Deanna Hom Petersen Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands of dollars, except per share data)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE TITAN CORPORATION PART II—OTHER INFORMATION
THE TITAN CORPORATION SIGNATURES