Form 10-Q
period 2001-06-30
TITAN CORP
filed 2001-08-14
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /.

    The number of shares of registrant's common stock outstanding at August 8, 2001, was 63,918,982.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues	$279,967	$253,719	$540,080	$473,940

Costs and expenses:
Cost of revenues	209,558	189,791	399,835	356,071
Selling, general and administrative expense	62,913	46,873	164,885	91,428
Research and development expense	4,792	3,077	9,051	5,324
Acquisition and integration related charges and other	2,644	20,924	34,818	38,994

Total costs and expenses	279,907	260,665	608,589	491,817

Operating profit (loss)	60	(6,946)	(68,509)	(17,877)
Interest expense	(11,861)	(9,583)	(22,534)	(16,998)
Interest income	902	1,052	1,268	1,979

Loss from continuing operations before income taxes, minority interests and extraordinary loss	(10,899)	(15,477)	(89,775)	(32,896)
Income tax benefit	(937)	(3,871)	(7,720)	(8,226)

Loss from continuing operations before minority interests and extraordinary loss	(9,962)	(11,606)	(82,055)	(24,670)
Minority interests	2,157	837	14,379	2,215

Loss from continuing operations before extraordinary loss	(7,805)	(10,769)	(67,676)	(22,455)
Loss from discontinued operations, net of taxes	—	(426)	—	(523)

Loss before extraordinary loss	(7,805)	(11,195)	(67,676)	(22,978)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(1,290)	—	(4,744)

Net loss	(7,805)	(12,485)	(67,676)	(27,722)
Dividend requirements on preferred stock	(173)	(173)	(345)	(347)

Net loss applicable to common stock	$(7,978)	$(12,658)	$(68,021)	$(28,069)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.16)	$(0.21)	$(1.41)	$(0.44)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.02)	—	(0.09)

Net loss	$(0.16)	$(0.24)	$(1.41)	$(0.54)

Weighted average shares	53,663	52,624	53,521	52,536

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.16)	$(0.21)	$(1.41)	$(0.44)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.02)	—	(0.09)

Net loss	$(0.16)	$(0.24)	$(1.41)	$(0.54)

Weighted average shares	53,663	52,624	53,521	52,536

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,775	$27,291
Investments	24,522	—
Accounts receivable—net	352,857	347,133
Inventories	33,814	25,367
Prepaid expenses and other	37,432	33,932
Deferred income taxes	28,888	28,764
Net assets of discontinued operations	—	812

Total current assets	507,288	463,299
Property and equipment—net	101,257	88,077
Goodwill—net	350,493	347,976
Other assets	71,118	59,796
Net assets of discontinued operations	13	290

Total assets	$1,030,169	$959,438

Liabilities and Stockholders' Equity
Current Liabilities:
Amounts outstanding under line of credit	$10,937	$2,500
Accounts payable	73,163	74,936
Acquisition debt	2,200	4,200
Current portion of long-term debt	697	991
Accrued compensation and benefits	55,242	45,700
Other accrued liabilities	68,321	67,020
Income taxes payable	—	176
Net liabilities of discontinued operations	100	—

Total current liabilities	210,660	195,523

Amounts outstanding under line of credit	329,063	260,625

Other long-term debt	1,201	38,265

Other non-current liabilities	38,190	36,342

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	2,144	11,267

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,978 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 54,362,653 and 54,068,167	544	541
Capital in excess of par value	271,565	191,358
Deferred compensation	(46,320)	(13,882)
Retained earnings (deficit)	(25,956)	(9,960)
Accumulated other comprehensive income	(397)	108
Treasury stock (614,861 and 787,885 shares), at cost	(1,215)	(1,439)

Total stockholders' equity	198,911	167,416

Total liabilities and stockholders' equity	$1,030,169	$959,438

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Six months ended June 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss from continuing operations	$(67,676)	$(27,199)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of businesses acquired:
Depreciation and amortization	23,915	21,139
Write-offs due to asset impairments	18,578	—
Deferred income taxes and other	804	(7,090)
Non-monetary research consideration	(1,253)	(3,574)
Pooling of interests	—	1,352
Minority interests	(14,379)	(2,215)
Deferred compensation	46,166	524
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(41,548)	(27,647)
Inventories	(8,034)	(3,677)
Prepaid expenses and other assets	5,918	(5,559)
Accounts payable	(2,250)	9,407
Accrued compensation and benefits	8,411	5,057
Income taxes payable	(176)	(11,046)
Other liabilities	8,087	(6,667)

Net cash used for continuing operations	(23,437)	(57,195)

Loss from discontinued operations	—	(523)
Changes in net assets and liabilities of discontinued operations	1,189	(3,540)

Net cash provided by (used for) discontinued operations	1,189	(4,063)

Net cash used for operating activities	(22,248)	(61,258)

Cash Flows from Investing Activities:
Capital expenditures	(27,469)	(24,811)
Acquisition of businesses and other equity interests, net of cash acquired	(55,479)	(104,950)
Capitalized software development costs	(4,412)	(850)
Proceeds from sale of investments	3,217	—
Purchase of available-for-sale investments	(25,077)	—
Other investments	(3,376)	—
Other	312	(106)

Net cash used for investing activities	(112,284)	(130,717)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred securities	—	250,000
Additions to debt	76,875	121,779
Retirements of debt	(678)	(106,235)
Issuance of stock by subsidiaries	60,878	6,373
Deferred financing costs	(1,199)	(19,823)
Extraordinary loss on retirements of debt	—	4,744
Dividends paid	(345)	(347)
Proceeds from stock issuances	1,506	3,698
Other	(71)	316

Net cash provided by financing activities	136,966	260,505
Effect of exchange rate changes on cash	50	(7)

Net increase in cash and cash equivalents	2,484	68,523
Cash and cash equivalents at beginning of period	27,291	13,469

Cash and cash equivalents at end of period	$29,775	$81,992

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Six Months Ended June 30, 2001:
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Exercise of stock options and other		3	1,603				(100)	1,506
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				46,166				46,166
Foreign currency translation adjustment						50		50
Unrealized loss on investments						(555)		(555)
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plan							324	324
Dividends on preferred stock-Cumulative convertible, $.50 per share					(345)			(345)
Net loss					(67,676)			(67,676)

Balances at June 30, 2001	$690	$544	$271,565	$(46,320)	$(25,956)	$(397)	$(1,215)	$198,911

Six Months Ended June 30, 2000:
Balances at December 31, 1999	$695	$525	$163,252	$(738)	$5,283	$(33)	$(2,636)	$166,348
Pooling adjustment					1,352			1,352
Exercise of stock options and other		12	2,066					2,078
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			1,833	(1,886)				(53)
Amortization of deferred compensation				524				524
Shares contributed to employee benefit plans			(78)				842	764
Foreign currency translation adjustment						(7)		(7)
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			432					432
Purchase of treasury stock			(173)					(173)
Dividends on preferred stock-Cumulative convertible, $.50 per share					(347)			(347)
Net loss					(27,722)			(27,722)

Balances at June 30, 2000	$690	$537	$170,057	$(2,100)	$(21,434)	$(40)	$(1,794)	$145,916

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

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

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company is required to implement SFAS No.141 on July 1, 2001 and SFAS No. 142 at the beginning of its next fiscal year, January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect, if any, that their adoption will have on its consolidated financial position or results of operations.

Note (2) Acquisitions and Investment

    On March 23, 2001, the Company's subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. The Company received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing adjustments. Under the agreement, the Company has full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, to be amortized on a straight line basis over 30 years, was approximately $7.6 million at June 30, 2001.

    In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement with Sakon. In October 2000, Titan exercised its option pursuant to the agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. These targets were met in January 2001 and the liability for the $12.5 million payment, on which an initial installment of $5 million was made in the second quarter, with the remaining to be paid in the third quarter of 2001, was included in other accrued liabilities at June 30, 2001 and additional goodwill was recorded in the quarter ended March 31, 2001. The goodwill will be amortized over an estimated useful life of 20 years. Titan has consolidated the operating results of Sakon beginning in 1999 in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

    On June 28, 2000, the Company's subsidiary Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, completed the acquisition of a majority interest (80%) of Ivoire Telecom S.A. Holding (Ivoire Telecom), and through such interest acquired a 50.1% equity interest in each of the principal subsidiaries owned by Ivoire Telecom. As of June 30, 2001, Titan Wireless' total investment of $23.7 million has been recorded at cost, in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The investment includes our initial investment as well as capital expenditures to build out the Ivoire Telecom network. There are no intercompany sales recorded between Ivoire Telecom and Titan Wireless or any other Titan subsidiary.

    During the six months ended June 30, 2001, approximately $13.4 million was paid in satisfaction of purchase price holdbacks, earn out and/or employee related obligations related to acquisitions made in fiscal 2000 or 1999. The following amounts were paid to the previous stockholders or employees of the acquired companies; $2.0 million for LinCom Corporation, $3.8 million for MJR Associates, Inc., $2.1 million for Pulse Engineering, $1.2 million for Atlantic Aerospace Electronics Corporation, $1.3 million for SenCom Corporation and $3 million for J.B. Systems, dba Mainsaver. All amounts had been accrued previously.

Note (3) Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other were $34.8 million in the six months ended June 30, 2001, of which $2.6 million was recorded in the quarter ended June 30, 2001, and $32.2 million recorded in the quarter ended March 31, 2001.

    The $2.6 million charge in the second quarter of 2001 included $1.9 million for employee termination costs associated with further reductions in employee workforce and lease obligation costs related to the restructure of Cayenta. The restructure was a result of economic conditions and weakness in the market for commercial information technology services and e-business software applications. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Businesses Segment related to a reduction in workforce in the Company's Avercom business resulting from the same economic conditions as Cayenta.

    The $32.2 million charge in the first quarter of 2001 includes costs of $12.2 million primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of Titan Systems, which together resulted in over 50 personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances. The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in 2001.

    Included in the acquisition and integration related charges and other in the first quarter of 2001 is $19.4 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce of over 40 personnel, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software developed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in the six months ended June 30, 2001 is a charge of $0.5 million of employee termination costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit.

    Acquisition and integration related charges and other of $19.1 million and $37.1 million in the second quarter and first six months of 2000 were costs primarily associated with the Company's acquisition of ACS and Averstar. Costs of $1.9 million related to a previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta are also included in the operating results for the quarter and six months ended June 30, 2000.

Note (4) Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000 and by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net liabilities of discontinued operations of approximately $0.1 million at June 30, 2001 consist primarily of accrued liabilities of approximately $4.5 million, net of current assets of approximately $4.4 million (primarily accounts receivable and capitalized software). The net liabilities reflect $1.2 million received in the first quarter of 2001 for the licensing of the technology of one of the businesses. In accordance with EITF 85-36, "Discontinued Operations With Expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $0.9 million were made against the accrued liabilities in the first six months of 2001. Long-term net assets of discontinued operations are primarily fixed assets. Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

Note (5) Debt

    At June 30, 2001, total borrowings outstanding under the Company's primary credit facility with a syndicate of commercial banks were $340 million at a weighted average interest rate of 7.7%. Commitments under letters of credit were $6.7 million at June 30, 2001, which reduces availability of the working capital line. Of the total borrowings, $10.9 million was short-term. At June 30, 2001, the Company was in compliance with all financial covenants under its various debt agreements.

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

    The following tables summarize revenues and operating profit (loss) by operating segment for the three month and six month periods ended June 30, 2001 and 2000. All segment operating profit and loss data reported on an historical basis and for the current year have been reported before Corporate overhead costs, with the exception of SureBeam beginning in the first and second quarters of 2001.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Titan Systems	$219,661	$196,804	$426,007	$371,324
SureBeam	8,616	5,181	14,092	9,261
Titan Wireless	23,002	18,988	44,016	35,612
Titan Software Systems (including Cayenta)	15,570	19,077	30,558	34,977
Emerging Technologies and Businesses	13,118	13,669	25,407	22,766

	$279,967	$253,719	$540,080	$473,940

Operating Profit (Loss):
Titan Systems	$17,729	$(3,679)	$22,292	$(9,885)
SureBeam	(9,410)	817	(52,838)	1,467
Titan Wireless	1,402	3,086	1,328	5,626
Titan Software Systems (including Cayenta)	(5,445)	(5,096)	(30,727)	(11,408)
Emerging Technologies and Businesses	287	938	444	2,012

Segment operating profit (loss) before Corporate	4,563	(3,934)	(59,501)	(12,188)
Corporate	(4,503)	(3,012)	(9,008)	(5,689)

	$60	$(6,946)	$(68,509)	$(17,877)

    The operating loss of the Titan Systems segment for the six month period ended June 30, 2001 includes a planned $12.2 million restructuring charge related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3). Acquisition related charges of $19.1 and $37.1 million related to the ACS and Averstar acquisitions are included in Titan System's operating losses for the three months and six months ended June 30, 2000, respectively. Also in the Titan Systems segment, deferred profit of $1,107 and $543 related to acquisitions in 2000 and 1999 was recognized in the three months ended June 30, 2001 and 2000, respectively, and $1,809 and $946 was recognized in the six months ended June 30, 2001 and 2000, respectively.

    On March 16, 2001, SureBeam completed its initial public offering of 6,700,000 shares of its Class A common stock at a price of $10 per share. SureBeam received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of SureBeam's Class A common stock were exercised for proceeds of approximately $1.1 million. SureBeam anticipates using the proceeds to build new systems and service centers, expand manufacturing capacity, increase marketing activities, and pursue strategic relationships and acquisition opportunities, as well as for general working capital purposes. Also in connection with the offering, stock options granted under SureBeam's Nonstatutory

Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $43.6 million was recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the six months ended June 30, 2001, of which $38.7 million was recorded in the quarter ended March 31, 2001, immediately following the offering. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Also included in selling, general and administrative expense for the six months ended June 30, 2001 is $0.4 million of compensation expense related to options granted prior to completion of the initial public offering under SureBeam's 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. As a result of the SureBeam initial public offering and in accordance with SEC Staff Accounting Bulletin No. 51, Titan has recorded a gain of $52.0 million related to its equity interest in SureBeam reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary".

    The operating loss in the Software Systems segment includes a $1.9 million and $21.3 million restructuring charge (see Note 3) in the three month and six month periods ended June 30, 2001, respectively. Operating income in the Emerging Technologies and Businesses segment includes a $0.8 million restructuring charge (see Note 3) for the three and six month periods ended June 30, 2001.

    The Company's only elements of other comprehensive income resulted from foreign currency translation adjustments in all periods reported and unrealized losses on investments in available-for-sale securities in the three and six month periods of 2001, which are reflected in the Consolidated Statements of Stockholders' Equity.

    The following data summarize information relating to the per share computations for loss before extraordinary item:

	Three months ended June 30, 2001			Three months ended June 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(7,805)			$(10,769)
Less preferred stock dividends	(173)	—		(173)
Effect of minority interests	(518)			(53)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(8,496)	53,663	$(0.16)	(10,995)	52,624	$(0.21)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(8,496)	53,663	$(0.16)	$(10,995)	52,624	$(0.21)

	Six months ended June 30, 2001			Six months ended June 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(67,676)			$(22,455)
Less preferred stock dividends	(345)			(347)
Effect of minority interests	(7,270)			(520)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(75,291)	53,521	$(1.41)	(23,322)	52,536	$(0.44)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(75,291)	53,521	$(1.41)	$(23,322)	52,536	$(0.44)

    In the three months and six months ended June 30, 2001, respectively, options to purchase approximately 3,528,700 and 3,595,000 shares of common stock at prices ranging from $1.39 to $47.50 and $1.12 to $47.50 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss before extraordinary item and/or exercise price. Similarly, options to purchase approximately 3,652,400 and 3,605,400 shares of common stock at prices ranging from $0.40 to $47.50 per share were not included in the computation of diluted EPS for the three and six month periods of June 30, 2000, respectively.

    Approximately 5,038,000 shares in 2001 and 2,771,000 shares in 2000 from the potential conversion of remarketable term income deferrable equity securities were not included in the computation as their effect was anti-dilutive. Approximately 460,000 shares of common stock in 2001 and 463,000 shares in 2000 that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

	June 30, 2001	December 31, 2000
Inventories:
Materials	$18,292	$11,562
Work-in-process	10,106	9,856
Finished goods	5,416	3,949

	$33,814	$25,367

    Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2001	2000
Noncash investing and financing activities:
Gain related to issuance of stock in subsidiary	$52,025	$—
Non-monetary research consideration	1,253	3,574
Decrease in fair value of investments available for sale	555	—
Extraordinary loss on early extinguishments of debt	—	4,744
Equity issued in exchange for services	—	2,000
Shares contributed to employee benefit plans	324	764
Cash paid for interest	19,803	12,619
Cash paid for income taxes	1,335	10,874

Note (7) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of our core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our SureBeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and Ion Beam Applications' claims against our patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We also intend to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against our SureBeam systems and services, thereby potentially reducing the growth of our SureBeam business segment and preventing us from generating the revenues that we expect from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Note (8) Subsequent Events

    On June 24, 2001, the Company entered into an Agreement and Plan of Merger with Datron Systems Incorporated ("Datron"), a provider of radio-and satellite-based communication systems and broadband communication products for government and commercial markets, in a stock for stock transaction. The exchange ratio, computed as .81919 per Datron share, was based on the average closing sales price for Titan Common Stock during the 10-day trading period ending on July 27, 2001. Based upon the number of shares of Datron common stock outstanding and issuable upon exercise of options and other purchase rights totaling 3,339,287 as of August 3, 2001, the Company expects to issue approximately 2,735,510 Titan shares. Approximately 70% of the outstanding Datron shares were tendered to Titan on August 3, 2001, and Titan purchased all such shares not validly withdrawn. The Company will acquire the remaining shares of Datron common stock in a subsequent merger. The Company expects the merger to close by the end of the third quarter of 2001, and it will be accounted for as a purchase.

    On July 26, 2001, the Company sold 8,048,685 shares of its common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share. The Company received approximate aggregate proceeds from the offering of $137.6 million in July 2001. The Company estimates that transaction expenses related to this offering will be approximately $0.9 million, and will be paid in the third quarter of 2001. In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which Titan received proceeds of $3.0 million.

THE TITAN CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Results of Operations

  Revenues

    Consolidated.  Our consolidated revenues increased from $253.7 million in the second quarter of 2000 to $280.0 million in the second quarter of 2001 and from $473.9 million for the six months ended June 30, 2000 to $540.1 million for the six months ended June 30, 2001. Increased revenues were reported in Titan Systems, SureBeam, and Titan Wireless in the second quarter as well as the six months ended June 30, 2001. Revenue growth in the second quarter of 2001 was primarily attributable to the acquisition of SenCom in June 2000, internal revenue growth in Titan Systems and the impact of increased long distance service revenues in our Titan Wireless segment and increased revenues in our SureBeam segment resulting from SureBeam's sales of electronic food irradiation systems to a Saudi Arabian conglomerate.

Three Months Ended June 30, 2001:

    Titan Systems.  Titan Systems' revenues increased from $196.8 million in the second quarter of 2000 to $219.7 million in the second quarter of 2001, in part due to the impact of the acquisition of SenCom in June 2000, which was accounted for as a purchase, and in part due to internal growth from intelligence community customers for engineering services, systems integration services and signal intelligence, as well as from the Navy for engineering and systems integration services.

    SureBeam.  SureBeam's revenues increased from $5.2 million in the second quarter of 2000 to $8.6 million in the second quarter of 2001, resulting primarily from revenues recognized from sales of SureBeam's electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to RESAL Saudi Corporation, a subsidiary of a private Saudi Arabian conglomerate, and to a lesser degree, due to the sale of systems to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company. Revenues generated from these two customers comprised 79% and 10% of SureBeam's revenues respectively, for the second quarter of 2001.

    Titan Wireless.  Titan Wireless' revenues increased from $19.0 million in the second quarter of 2000 to $23.0 million in the second quarter of 2001, primarily due to increased service revenues of $6.8 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East, offset by reduced revenues from equipment sales of $1.1 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunications of Benin.

    Software Systems (including Cayenta).  Software Systems' revenues decreased from $19.1 million in the second quarter of 2000 to $15.6 million in the second quarter of 2001, primarily driven by economic conditions and weakness in the market for commercial information technology services and e-business software applications.

    Emerging Technologies and Businesses.  Emerging Technologies' revenues decreased slightly from $13.7 million in the second quarter of 2000 to $13.1 million in the second quarter of 2001, primarily related to reduced revenues in our digitized fingerprint scanner business offset partially by increased revenues generated by Scan Technologies, reflecting the revenues recorded on the percentage-of-completion method on a medical sterilization system currently being constructed.

Six Months Ended June 30, 2001:

    Titan Systems.  Titan Systems' revenues increased from $371.3 million in the six months ended June 30, 2000 to $426.0 million in the six months ended June 30, 2001, in part due to the impact of the acquisitions of Pulse Engineering, LinCom, and SenCom, which were all accounted for as purchases, and in part due to internal growth from intelligence community customers for engineering services, systems integration services and signal intelligence, as well as from the Navy for engineering and systems integration services.

    SureBeam.  SureBeam's revenues increased from $9.3 million in the six months ended June 30, 2000 to $14.1 million in the six months ended June 30, 2001, resulting primarily from revenues recognized from sales of SureBeam's electronic food irradiation systems, using the percentage-of-completion method of accounting, to RESAL Saudi Corporation and Tech Ion Industrial Brasil, S.A., and to a lesser extent, revenues recorded on SureBeam's contract with Texas A&M University. Revenues generated from these customers comprised 48%, 39% and 9% of SureBeam's revenues, respectively, for the six months ended June 30, 2001.

    Titan Wireless.  Titan Wireless' revenues increased from $35.6 million in the six months ended June 30, 2000 to $44.0 million in the six months ended June 30, 2001, primarily due to increased service revenues of $13.3 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East, offset by reduced revenues from equipment sales of approximately $3.3 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunications of Benin.

    Software Systems (including Cayenta).  Software Systems' revenues decreased from $35.0 million in the six months ended June 30, 2000 to $30.6 million in the six months ended June 30, 2001, primarily driven by economic conditions and weakness in the market for commercial information technology services and e-business software applications, which resulted in reduced demand for Cayenta's services and products.

    Emerging Technologies and Businesses.  Emerging Technologies' revenues increased from $22.8 million in the six months ended June 30, 2000 to $25.4 million in the six months ended June 30, 2001, primarily related to the acquisitions of LinCom Wireless and AverCom in March 2000, both accounted for as purchases, as well as increased revenues generated by Scan Technologies, reflecting the revenues recorded on the percentage-of-completion method on a medical sterilization system currently being constructed.

Selling, General and Administrative

    Our consolidated SG&A expenses increased from $46.9 million and $91.4 million, or 18.5% and 19.3% of revenues, in the quarter and six months ended June 30, 2000, respectively, to $62.9 million and $164.9 million, or 22.5% and 30.5% in the quarter and six months ended June 30, 2001, respectively. The increase was due primarily to an increase in deferred compensation from $0.3 million and $0.5 million in the quarter and six months ended June 30, 2000, respectively, to $6.2 million and $46.2 million in the quarter and six months ended June 30, 2001, respectively. Approximately $38.9 million of the deferred compensation was a result of the SureBeam initial public offering on March 16, 2001. Excluding the impact of deferred compensation of $0.3 million and $6.2 million amortization of goodwill in the quarter ended June 30, 2000, compared to deferred compensation of $6.2 million and amortization of goodwill of $7.4 million in the quarter ended June 30, 2001, SG&A as a percentage of revenues increased from 15.9% in the second quarter of 2000 to 17.6% in the quarter ended June 30, 2001. Excluding the impact of deferred compensation of $0.5 million and amortization of goodwill of $14.9 million in the six months ended June 30, 2000, and $46.2 million of deferred compensation and $14.7 million amortization of goodwill in the six months ended June 30, 2001, SG&A as a percentage of revenues increased from 16.0% to 19.3%, respectively. The primary cause of the increase in 2001 is related to increased sales, marketing, and administrative costs incurred by SureBeam associated with planned increases for its sales, advertising and branding campaign following the successful completion of the SureBeam initial public offering, as well as increased SG&A costs incurred in our Titan Wireless segment reflecting its investment in the development of corporate retail business.

Research and Development

    Our consolidated R&D expenses increased from $3.1 million and $5.3 million in the quarter and six months ended June 30, 2000 to $4.8 million and $9.1 million in the quarter and six months ended June 30, 2001. As a percentage of revenues, R&D expenditures increased from 1.2% and 1.1% in the quarter and six months ended June 30, 2000, respectively, to 1.7% in the quarter and six months ended June 30, 2001. Increased R&D expenditures were primarily related to costs incurred in our Titan Systems segment to develop certain control channel modems and wide band receivers as well as in our Titan Wireless segment related to the next generation Xpress connection product and very small aperture terminal ("VSAT") development. We anticipate that R&D efforts will increase throughout the remainder of fiscal 2001.

Acquisition and Integration Related Charges and Other

    Consolidated acquisition and integration related charges and other were $34.8 million in the six months ended June 30, 2001, of which $2.6 million was recorded in the quarter ended June 30, 2001, and $32.2 million was recorded in the quarter ended March 31, 2001.

    The $2.6 million in the second quarter of 2001 included $1.9 million for employee termination costs associated with further reductions in employee workforce and lease obligation costs related to the restructure of Cayenta. The restructure was a result of economic conditions and weakness in the market for commercial information technology services and e-business software applications. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Businesses Segment related to a reduction in workforce in the Company's AverCom business, resulting from the same economic conditions as Cayenta.

    The $32.2 million recorded in the first quarter of 2001 includes costs of $12.2 million related to the integration of ACS and AverStar, and a realignment of business around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in the third quarter of 2001.

    Included in the acquisition and integration related charges and other in the first quarter of 2001 is $19.4 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software designed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in the six months ended June 30, 2001 is a charge of $0.5 million of employee termination costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit.

    Acquisition and integration related charges of $19.1 million and $37.1 million in the second quarter and first six months of 2000 were costs associated with the Company's acquisitions of ACS and AverStar. Costs of $1.9 million related to a previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta are also included in the operating results for the quarter and six months ended June 30, 2000.

Operating Profit (Loss)

    Consolidated.  Our operating performance improved from an operating loss of $6.9 million in the quarter ended June 30, 2000 to operating income of $0.1 million in the quarter ended June 30, 2001. For the six months ended June 30, 2001, operating results decreased from an operating loss of $17.9 million in 2000 to $68.5 million in 2001. The operating results in 2000 and 2001 were impacted by a charge for acquisition and integration related costs and other of $20.9 million and $39.0 million in the quarter and six months ended June 30, 2000, respectively, and $2.6 million and $34.8 million in the quarter and six months ended June 30, 2001, respectively. Amortization of goodwill of $6.2 million and $14.9 million for the quarter and six months ended June 30, 2000, respectively, and $7.4 million and $14.7 million for the quarter and six months ended June 30, 2001, respectively, are included in the operating results for the periods indicated. In addition, deferred compensation of $0.3 million and $6.2 million in the second quarter of 2000 and 2001, respectively, and $0.5 million and $46.2 million for the six months ended June 30, 2000 and 2001, respectively, are also included in the operating losses for those periods. Excluding the impact of the charge for acquisition and integration related costs and other, the amortization of goodwill, and the deferred compensation charges, operating profit decreased from $20.5 million and $36.5 million in the quarter and six months ended June 30, 2000, respectively, to $16.3 million and $27.1 million in the quarter and six months ended June 30, 2001, respectively. The reduction in operating profit was primarily a result of the increased SG&A expenditures incurred by SureBeam as well as the operating losses incurred by Software Systems (including Cayenta) as a result of the reduced revenues due to reduced demand discussed previously.

    Segment Operating Profit.  Operating profit reported by business segment includes substantially all of the segment's costs of operations and administration. The segment performance is based upon profit or loss before interest expense, income taxes and before allocated costs of corporate overhead, exclusive of any gains or losses on disposition of investments, or other assets, with the exception of SureBeam, which beginning January 1, 2001 is reported after the allocation of corporate overhead costs. Corporate overhead may include, among other things, costs for financial, accounting, marketing, administrative and legal activities incurred by Titan. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis. The discussion of segment operating profit below includes only the operating profits for each of our business segments, and does not include separate discussion of our corporate overhead.

Three Months Ended June 30, 2001:

Operating Profit (Loss)

    Titan Systems.  Titan Systems' operating performance improved from an operating loss of $3.7 million in the second quarter of 2000 to an operating profit of $17.7 million in the second quarter of 2001. Included in the operating results for the second quarter of 2000 and 2001 is a charge for amortization of goodwill of approximately $2.6 million and $2.5 million, respectively. In addition, a charge for acquisition and integration related charges and other of $19.1 million is included in the operating results for the second quarter of 2000. Excluding the impact of the amortization and these charges, operating profit increased from $18.0 million in the second quarter of 2000 to $20.2 million in the second quarter of 2001. The increase in operating profit was primarily driven by the increase in revenues discussed above.

    SureBeam.  SureBeam's operating results decreased from an operating profit of $0.8 million in the second quarter of 2000 to an operating loss of $9.4 million in the second quarter of 2001. Included in the second quarter of 2001 operating results is a deferred compensation charge of $5.1 million, as well as amortization of intangibles and other purchased assets of $0.7 million. Included in the operating results for the second quarter of 2000 is amortization of intangibles and other purchased assets of approximately $0.5 million. Excluding the impact of these charges, operating income decreased from $1.3 million in the second quarter of 2000 to an operating loss of $3.6 million in the second quarter of 2001. Increased costs incurred relating to SureBeam's planned advertising and branding campaign following the completion of its initial public offering resulted in the operating losses in the second quarter of 2001.

    Titan Wireless.  Titan Wireless' operating results decreased from operating income of $3.1 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001. Reduced operating margins were a result of increased development of Titan Wireless' corporate fixed wireless business and new very small aperture ("VSAT") development costs. Included in the operating results for the second quarter of 2001 is amortization of goodwill of approximately $0.4 million. Excluding the impact of the goodwill amortization, operating income declined from $3.1 million in the second quarter of 2000 to $1.8 million in the second quarter of 2001.

    Software Systems (including Cayenta).  Software Systems' (including Cayenta) operating results declined from an operating loss of $5.1 million in the second quarter of 2000 to an operating loss of $5.4 million in the second quarter of 2001. Included in the second quarter of 2001 operating results is a charge of $1.9 million for restructuring costs. Included in the second quarter of 2000 operating results is a charge of $1.9 million related to a previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta. In addition, amortization of goodwill of $3.2 million and $3.5 million and deferred compensation of $0.3 million and $0.1 million are included in the operating results for the second quarter ended June 30, 2000 and 2001, respectively. Excluding these charges, operating results declined from an operating profit of $0.3 million in the second quarter of 2000 to an operating profit of $0.1 million in the second quarter of 2001. This decline is primarily a result of the decreased revenues discussed previously.

    Emerging Technologies and Businesses.  Emerging Technologies' operating results decreased from operating income of $0.9 million in the second quarter of 2000 to $0.3 million in the second quarter of 2001. This decrease was due in part to increased expenses in several of our new emerging technologies, as well as decreased demand at AverCom, our internet portal and integration service business for the financial services industry, which has also been affected by economic conditions and weakness in the market for commercial information technology services. Restructuring charges of $0.8 million, primarily comprised of termination benefits, are included in the operating results for the quarter ended June 30, 2001. Included in operating results for the second quarter of 2000 and 2001 is amortization of goodwill of approximately $0.1 and $0.3 million, respectively. Excluding these charges, operating profit increased from $1.0 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001.

Six Months Ended June 30, 2001:

Operating Profit (Loss)

    Titan Systems.  Titan Systems' operating results improved from an operating loss of $9.9 million in the six months ended June 30, 2000 to an operating profit of $22.3 million in the six months ended June 30, 2001. Included in the operating results for the six months ended June 30, 2000 and 2001 is a charge for amortization of goodwill of approximately $4.7 million and $4.8 million, respectively. In addition, a charge for acquisition and integration related charges and other of $37.1 million and $12.2 million is included in the operating results for the six months ended June 30, 2000 and 2001, respectively. Excluding the impact of the amortization and these charges, operating profit increased from $31.9 million in the six months ended June 30, 2000 to $39.3 million in the six months ended June 30, 2001. The increase in operating profit was primarily driven by the increase in revenues discussed above.

    SureBeam.  SureBeam's operating results decreased from an operating profit of $1.5 million in the six months ended June 30, 2000 to an operating loss of $52.8 million in the six months ended June 30, 2001. Included in the six months ended June 30, 2001 operating results is a deferred compensation charge of $44.0 million, as well as amortization of intangibles and other purchased assets of $1.4 million, and included in the six months ended June 30, 2000 is amortization of intangibles and other purchased assets of $0.5 million. Excluding the impact of these charges, operating income decreased from $1.9 million in the six months ended June 30, 2000 to an operating loss of $7.4 million in the six months ended June 30, 2001. Increased costs incurred relating to SureBeam's planned advertising and branding campaign following the completion of its initial public offering resulted in the operating losses in the first six months of 2001.

    Titan Wireless.  Titan Wireless' operating performance decreased from operating income of $5.6 million in the first six months of 2000 to $1.3 million in the first six months of 2001. Reduced operating margins were a result of increased development of Titan Wireless' corporate fixed wireless business and new very small aperture ("VSAT") development costs. Included in the operating results for the first six months of 2001 is amortization of goodwill of approximately $0.9 million, as well as a charge of $0.5 million for employee termination costs. Excluding the impact of the goodwill amortization and employee termination costs, operating income declined from $5.6 million in the first six months of 2000 to $2.7 million in the first six months of 2001.

    Software Systems (including Cayenta).  Software Systems' (including Cayenta) operating performance declined from an operating loss of $11.4 million in the first six months of 2000 to an operating loss of $30.7 million in the first six months of 2001. Included in the six months period ended June 30, 2001 operating results is a charge of $21.3 million for restructuring costs. Included in the six month period ended June 30, 2000 operating results is a charge of $1.9 million related to the previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta. In addition, amortization of goodwill of $9.7 million and $7.1 million and deferred compensation of $0.6 million and $0.2 million are included in the operating results for the six month period ended June 30, 2000 and 2001, respectively. Excluding these charges, operating performance declined from operating income of $0.8 million in the six month period ended June 30, 2000 to an operating loss of $2.2 million in the six months period ended June 30, 2001. This decline is a result of the decrease in revenues discussed previously.

    Emerging Technologies and Businesses.  Emerging Technologies' operating results decreased from operating income of $2.0 million in the six months ended June 30, 2000 to $0.4 million in the six months ended June 30, 2001. This decrease was due in part to increased expenses in several of our new emerging technologies, as well as decreased demand at AverCom, which has also been affected by economic conditions and weakness in the market for commercial information technology services. Restructuring charges of $0.8 million, primarily comprised of termination benefits, are included in the operating results for the six months ended June 30, 2001. Included in operating results for the six months ended June 30, 2000 and 2001 is amortization of goodwill of approximately $0.1 and $0.6 million, respectively. Excluding these charges, operating profit decreased from $2.1 million in the six months ended June 30, 2000 to $1.8 million in the six months ended June 30, 2001.

Interest Expense, Net

    Our net interest expense increased from $8.5 million and $15.0 million in the second quarter and six months ended June 30, 2000 to $11.0 million and $21.3 million in the second quarter and six months ended June 30, 2001. Net interest expense increased primarily as a direct result of the increased level of our borrowings, to fund the growth in the various segments. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $348.7 million and $334.9 million in the second quarter and first six months of 2001, respectively, at weighted average interest rates of 8.3% and 8.6%, respectively.

Income Taxes

    Income taxes reflect an effective benefit rate of 25% in the second quarter and six month period ended June 30, 2000 and 8.6% in the second quarter and first six months ended June 30, 2001. The reduced benefit rate in the second quarter and first six months of 2001 is due primarily to the fact that the Company provided a significant valuation allowance for the SureBeam losses that may not be a benefit to the Company in the future. Accordingly, the Company has recorded a reduced benefit rate of 8.6% in the second quarter and first six months of 2001 to reflect this uncertainty.

Net Income (Loss)

    We reported a net loss of $12.5 million and $27.7 million in the quarter and six months ended June 30, 2000, respectively, compared to a net loss of $7.8 million and $67.7 million in the quarter and six months ended June 30, 2001. Included in the net loss for the quarter and six months ended June 30, 2001 is amortization of goodwill of $7.4 million and $14.7 million, respectively, a deferred compensation charge of $6.2 million and $46.2 million, and a charge for acquisition and integration related charges and other of $2.6 million and $34.8 million, respectively. Included in the net loss for the quarter and six months ended June 30, 2000 is amortization of goodwill of $6.2 million and $14.9 million, respectively, deferred compensation of $0.3 million and $0.5 million, respectively, and acquisition and integration related charges and other of $20.9 million and $39.0 million, respectively.

Liquidity and Capital Resources

    We have used our cash principally to fund our capital expenditures, acquisitions and working capital needs. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and proceeds from the sale of our securities. Our operating activities used $22.2 million in the six months ended June 30, 2001, primarily resulting from an increase in accounts receivable balances of $41.5 million, with increases in Titan Wireless and SureBeam, principally resulting from increased revenues, as well as, to a lesser degree, an increase in receivable balances in Titan Systems, due to delayed billing activities resulting from a conversion to a new software system in the first quarter of 2001. A significant portion of these delayed receipts were collected in the second quarter, with the remaining expected to be collected in the third quarter of 2001.

    Our investing activities used cash of $112.3 million in the six months ended June 30, 2001, primarily to finance acquisitions and equity investments of $55.5 and fund capital expenditures of $27.5 million, with the most significant capital expenditures in Titan Wireless to develop its corporate fixed wireless business and new VSAT development costs, and in SureBeam related to the construction on service centers. Our financing activities provided cash of $137.0 million, which amount primarily reflected borrowings of $76.9 million on our credit facilities as well as the net proceeds of $60.8 million from the SureBeam initial public offering.

    At June 30, 2001, total borrowings outstanding on our credit facilities were $340 million at a weighted average interest rate of 7.7%. Commitments under letters of credit were $6.7 million at June 30, 2001, which reduces availability of the working capital line. Of the total borrowings, $10.9 million was short-term.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa (The Office of Post and Telecommunications or "OPT") and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net cash receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and ends on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The installment due on June 30, 2001, has been extended by the Africa Merchant Bank to the end of the third quarter of 2001. The non-Alcatel equipment provided by Titan Africa will be paid for in seven equal semi-annual installments, which commenced on December 31, 2000. Due to the approximate six to nine month delay in the delivery of the system, the installment due on June 30, 2001 was not made by the OPT, and the payment has been extended by Titan. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for. As of June 30, 2001, approximately $36.9 million was drawn on this facility, and has been used to reduce the related receivable balance. In October 2000, the Company collected an $18 million receivable from an African investor group related to its sale of a portion of its economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

    As part of our strategy of seeking external financing to grow our commercial businesses, our SureBeam subsidiary has completed its initial public offering of its common stock on March 16, 2001 and raised net proceeds of $60.8 million. We have extended a credit facility for up to a maximum of $75.0 million under which SureBeam owed us approximately $71.4 million as of June 30, 2001. SureBeam may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us.

    On July 26, 2001 the Company sold 8,048,685 shares of its common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share. The Company received approximate aggregate proceeds from the offering of $137.6 million in July 2001, which it will utilize to reduce the borrowings outstanding under its credit facility. The Company estimates that transaction expenses related to this offering will be approximately $0.9 million, and will be paid in the third quarter of 2001. In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which Titan received proceeds of $3.0 million.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures, is expected to continue. We plan to finance our capital expenditures, working capital and liquidity requirements from a combination of sources, which include cash generated from our operations, our credit facility and cash on hand. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the increased investment required in fiscal 2001 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services and that it anticipates a significant portion of delayed receipts in the Titan Systems segment to be collected in the third quarter of 2001. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, including the Company's entry into new commercial businesses and new markets such as the food pasteurization market that require the Company to develop demand for its product, its ability to execute its spinoff or monetization of assets strategy, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1. Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of our core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our SureBeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and Ion Beam Applications' claims against our patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We also intend to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against our SureBeam systems and services, thereby potentially reducing the growth of our SureBeam business segment and preventing us from generating the revenues that we expect from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 6. Exhibits and Reports on Form 8-K.

a.	10.1	Fifth Amendment to Senior Secured Credit Agreement, dated June 11, 2001, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
	10.2
		Sixth Amendment to Senior Secured Credit Agreement, dated July 11, 2001, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
b.		None

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA HOM PETERSEN Deanna Hom Petersen Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands of dollars, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001 (in thousands, except share and per share data, or as otherwise noted)
THE TITAN CORPORATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION THE TITAN CORPORATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
THE TITAN CORPORATION SIGNATURES