Form 10-Q/A
period 2001-06-30
TITAN CORP
filed 2001-09-07
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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

    The following data summarize information relating to the per share computations for loss before extraordinary item:

	Three months ended June 30, 2001			Three months ended June 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(7,805)			$(10,769)
Less preferred stock dividends	(173)			(173)
Effect of minority interests	(518)			(53)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(8,496)	53,663	$(0.16)	(10,995)	52,624	$(0.21)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(8,496)	53,663	$(0.16)	$(10,995)	52,624	$(0.21)

	Six months ended June 30, 2001			Six months ended June 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(67,676)			$(22,455)
Less preferred stock dividends	(345)			(347)
Effect of minority interests	(7,270)			(520)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(75,291)	53,521	$(1.41)	(23,322)	52,536	$(0.44)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(75,291)	53,521	$(1.41)	$(23,322)	52,536	$(0.44)

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

Item 4. Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockhoders held on May 16, 2001, the following matters were submitted and approved by shareholders:

1.	Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cost):
	Affirmative	Negative/Abstaining
Michael B. Alexander	49,418,169	279,806
Charles R. Allen	49,417,765	280,210
Joseph F. Caliguiri	49,417,797	280,177
Daniel J. Fink	49,417,784	280,191
Susan Golding	49,414,344	283,630
Robert M. Hanisee	49,419,381	278,594
Robert E. La Blanc	49,419,245	278,729
Thomas G. Pownall	49,418,797	279,177
Gene W. Ray	43,458,938	6,239,037
James Roth	48,898,591	799,383
Joseph R. Wright	49,415,865	282,110

2.	Ratification of Selection of Arthur Andersen LLP as the Company's Auditors.

Affirmative Votes	48,385,636
Negative Votes	1,222,771
Abstaining	89,568

Item 6. Exhibits and Reports on Form 8-K.

a.	10.1	Fifth Amendment to Senior Secured Credit Agreement, dated June 11, 2001, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent.
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

Dated: September 7, 2001	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA HOM PETERSEN Deanna Hom Petersen Vice President, Corporate Controller (Principal Accounting Officer)

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
THE TITAN CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION THE TITAN CORPORATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
THE TITAN CORPORATION SIGNATURES