Form 10-Q
period 2001-09-30
TITAN CORP
filed 2001-11-13
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

(Registrant's telephone number, including area code)(858) 552-9500

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

    The number of shares of registrant's common stock outstanding at November 2, 2001, was 65,584,338.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$274,158	$268,371	$800,146	$733,050

Costs and expenses:
Cost of revenues	205,217	200,532	596,888	551,619
Selling, general and administrative expense	52,249	46,916	159,481	135,567
Research and development expense	2,461	2,793	10,399	8,084
Acquisition and integration related charges and other	1,950	—	36,768	38,994

Total costs and expenses	261,877	250,241	803,536	734,264

Operating profit (loss)	12,281	18,130	(3,390)	(1,214)
Interest expense	(9,176)	(10,373)	(28,530)	(25,992)
Interest income	772	833	1,311	2,812

Income (loss) from continuing operations before income taxes, minority interests and extraordinary loss	3,877	8,590	(30,609)	(24,394)
Income tax provision (benefit)	459	2,945	(1,732)	(5,314)

Income (loss) from continuing operations before minority interests and extraordinary loss	3,418	5,645	(28,877)	(19,080)
Minority interests	70	910	6,826	3,125

Income (loss) from continuing operations before extraordinary loss	3,488	6,555	(22,051)	(15,955)
Loss from discontinued operations, net of taxes	(42,279)	(864)	(84,416)	(1,332)

Income (loss) before extraordinary loss	(38,791)	5,691	(106,467)	(17,287)
Extraordinary loss from early extinguishments of debt, net of taxes	—	—	—	(4,744)

Net income (loss)	(38,791)	5,691	(106,467)	(22,031)
Dividend requirements on preferred stock	(172)	(172)	(517)	(519)

Net income (loss) applicable to common stock	$(38,963)	$5,519	$(106,984)	$(22,550)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.11	$(0.48)	$(0.36)
Loss from discontinued operations, net of taxes	(0.69)	(0.02)	(1.51)	(0.03)
Extraordinary loss from early extinguishments of debt, net of taxes	—	—	—	(0.09)

Net income (loss)	$(0.63)	$0.09	$(1.99)	$(0.48)

Weighted average shares	60,986	52,796	56,019	52,625

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.10	$(0.48)	$(0.36)
Loss from discontinued operations, net of taxes	(0.67)	(0.02)	(1.51)	(0.03)
Extraordinary loss from early extinguishments of debt, net of taxes	—	—	—	(0.09)

Net income (loss)	$(0.61)	$0.08	$(1.99)	$(0.48)

Weighted average shares	62,847	55,891	56,019	52,625

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$126,149	$27,291
Accounts receivable — net	337,548	329,152
Inventories	36,683	19,720
Prepaid expenses and other	29,465	30,855
Deferred income taxes	38,807	27,951
Net assets of discontinued operations	23,034	20,263

Total current assets	591,686	455,232
Property and equipment — net	94,741	78,715
Goodwill — net	361,061	344,304
Other assets	81,223	47,164
Net assets of discontinued operations	45,414	25,692

Total assets	$1,174,125	$951,107

Liabilities and Stockholders' Equity
Current Liabilities:
Amounts outstanding under line of credit	$11,875	$2,500
Accounts payable	52,818	71,098
Acquisition debt	2,000	4,200
Current portion of long-term debt	594	991
Accrued compensation and benefits	57,164	44,866
Other accrued liabilities	66,433	63,801

Total current liabilities	190,884	187,456

Amounts outstanding under line of credit	335,625	260,625

Other long-term debt	4,277	38,265

Other non-current liabilities	38,736	36,078

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	870	11,267

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,678 and 689,978 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 65,399,462 and 54,068,167	654	541
Capital in excess of par value	457,984	191,358
Deferred compensation	(40,142)	(13,882)
Retained earnings (deficit)	(64,919)	(9,960)
Accumulated other comprehensive income	165	108
Treasury stock (362,815 and 787,885 shares), at cost	(699)	(1,439)

Total stockholders' equity	353,733	167,416

Total liabilities and stockholders' equity	$1,174,125	$951,107

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Nine months ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Loss from continuing operations	$(22,051)	$(20,699)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities, net of effects of businesses acquired:
Depreciation and amortization	32,518	29,688
Write-offs due to asset impairments	18,578	—
Deferred income taxes and other	(6,770)	(4,660)
Pooling of interests	—	1,352
Minority interests	(6,826)	(3,125)
Deferred compensation	3,189	660
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(28,875)	(50,781)
Inventories	(5,214)	(6,157)
Prepaid expenses and other assets	3,801	(11,797)
Accounts payable	(20,956)	11,909
Accrued compensation and benefits	9,416	6,523
Income taxes payable	(371)	(11,046)
Other liabilities	798	(12,478)

Net cash used for continuing operations	(22,763)	(70,611)

Loss from discontinued operations	(84,416)	(1,332)
Deferred compensation charge attributable to discontinued operations	49,155	223
Issuance of stock in subsidiary	60,901	—
Minority interest attributable to discontinued operations	(8,871)	(2)
Changes in net assets and liabilities of discontinued operations	(22,493)	(27,981)

Net cash used for discontinued operations	(5,724)	(29,092)

Net cash used for operating activities	(28,487)	(99,703)

Cash Flows from Investing Activities:
Capital expenditures	(24,839)	(25,739)
Acquisition of businesses and other equity interests, net of cash acquired	(60,865)	(116,319)
Capitalized software development costs	(7,640)	(2,933)
Proceeds from sale of investments	3,217	—
Other investments	(6,532)	(1,856)
Other	(266)	498

Net cash used for investing activities	(96,925)	(146,349)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred securities	—	250,000
Additions to debt	84,375	136,153
Retirements of debt	(915)	(106,928)
Issuance of stock by subsidiaries	21	6,373
Deferred financing costs	(1,614)	(19,257)
Extraordinary loss on retirements of debt	—	4,744
Dividends paid	(517)	(519)
Proceeds from stock issuances	142,508	4,297
Other	355	(554)

Net cash provided by financing activities	224,213	274,309

Effect of exchange rate changes on cash	57	(14)

Net increase in cash and cash equivalents	98,858	28,243
Cash and cash equivalents at beginning of period	27,291	13,469

Cash and cash equivalents at end of period	$126,149	$41,712

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Nine Months Ended September 30, 2001:
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisition		23	44,909					44,932
Exercise of stock options and other		10	6,416				(100)	6,326
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				52,344				52,344
Foreign currency translation adjustment						57		57
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			595				840	1,435
Dividends on preferred stock - Cumulative convertible, $.75 per share					(517)			(517)
Net loss					(106,467)			(106,467)

Balances at Septmenber 30, 2001	$690	$654	$457,984	$(40,142)	$(64,919)	$165	$(699)	$353,733

Nine Months Ended September 30, 2000:
Balances at December 31, 1999	$695	$525	$163,252	$(738)	$5,283	$(33)	$(2,636)	$166,348
Pooling adjustment					1,352			1,352
Exercise of stock options and other		13	2,670					2,683
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			4,892	(4,953)				(61)
Amortization of deferred compensation				883				883
Shares contributed to employee benefit plans			(251)				842	591
Foreign currency translation adjustment						(14)		(14)
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			432					432
Gain related to issuance of stock in subsidiary					2,825			2,825
Purchase of treasury stock			(173)					(173)
Dividends on preferred stock - Cumulative convertible, $.75 per share					(519)			(519)
Net loss					(22,031)			(22,031)

Balances at September 30, 2000	$690	$538	$173,547	$(4,808)	$(13,090)	$(47)	$(1,794)	$155,036

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission for the year ended December 31, 2000 as updated by the Company's Form 8-K dated October 24, 2001. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.

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

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic irradiation systems and services for irradiating food, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution, and Titan intends to execute the spin off as soon as practical, subject to obtaining all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company is required to implement SFAS No.141 on July 1, 2001 and SFAS No. 142 at the beginning of its next fiscal year, January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the full effect that their adoption will have on its consolidated financial position or results of operations. Goodwill amortization for the three months and nine months ended September 30, 2001 was $6.6 million and $19.9 million, respectively. Goodwill amortization for the three months and nine months ended September 30, 2000 was $6.3 million and $20.8 million, respectively. Commencing January 1, 2002, the goodwill will no longer be amortized, and the amortization will no longer be reflected in our results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations. As discussed above, the Company has reported the discontinuance of its SureBeam segment under the provisions of APB No. 30. Also in August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

Note (2) Acquisitions and Investment

    On September 20, 2001, the Company entered into a definitive agreement to acquire BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies for $13.35 per BTG share. The exchange ratio, and the number of shares of Titan common stock and the amount of cash that will be paid per BTG share will be determined based upon the average closing sale prices of Titan common stock over the fifteen consecutive trading days ending on the fifth trading day prior to the date of the BTG special meeting of shareholders called to approve the merger agreement. The merger agreement provides that BTG shareholders will receive 81% of the merger consideration in shares of Titan common stock, and 19% in cash. There were approximately 9.0 million shares of BTG common stock outstanding at October 5, 2001. The transaction is expected to close by the end of 2001.

    On September 28, 2001, the Company completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001. Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock and assumed Datron stock options representing approximately 437,000 shares of Titan common stock, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill of approximately $20.1 million.

    On March 23, 2001, the Company's subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. The Company received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments. Under the agreement, the Company has full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. In October 2001, the Company paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, which is being amortized on a straight line basis over 30 years, was approximately $6.0 million at September 30, 2001.

    Unaudited pro forma data giving effect to the purchase of Datron as if it had been acquired at the beginning of 2000 are shown below. Pro forma information related to the Maxwell acquisition is not included, because the effect is not significant.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$277,692	$282,987	$835,511	$782,525

Income (loss) from continuing operations before extraordinary loss	1,009	6,896	(24,184)	(13,256)
Net income (loss)	(41,270)	6,032	(108,600)	(19,332)

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$0.02	$0.11	$(0.50)	$(0.30)
Net income (loss)	(0.65)	0.09	(2.03)	(0.41)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$0.02	$0.10	$(0.50)	$(0.30)
Net income (loss)	(0.63)	0.09	(2.03)	(0.41)

    In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement with Sakon. In October 2000, Titan exercised its option pursuant to the agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. These targets were met in January 2001, and $5 million of the liability was paid in the second quarter of 2001. The remainder of the obligation is estimated to be satisfied by the end of the year. Additional goodwill was recorded in the quarter ended March 31, 2001. The goodwill is being amortized over an estimated useful life of 20 years. Titan has consolidated the operating results of Sakon beginning in 1999 in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

    On June 28, 2000, the Company's subsidiary Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, completed the acquisition of a majority interest (80%) of Ivoire Telecom S.A. Holding (Ivoire Telecom), and through such interest acquired approximately a 50.1% equity interest in each of the principal subsidiaries owned by Ivoire Telecom. As of September 30, 2001, Titan Wireless' total investment of $34.9 million has been recorded at cost, in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The investment includes our initial investment as well as capital expenditures to build out the Ivoire Telecom network. There are no intercompany sales recorded between Ivoire Telecom and Titan Wireless or any other Titan subsidiary.

    During the nine months ended September 30, 2001, approximately $15.1 million was paid in satisfaction of purchase price holdbacks, earn out and/or employee related obligations related to acquisitions made in fiscal 2000 or 1999. The following amounts were paid to the previous stockholders or employees of the acquired companies; $2.0 million for LinCom Corporation, $3.8 million for MJR Associates, Inc., $2.1 million for Pulse Engineering, $1.2 million for Atlantic Aerospace Electronics Corporation, $1.3 million for SenCom Corporation, $3.2 million for J.B. Systems, dba Mainsaver, and $1.5 million for Assist Cornerstone Technologies, Inc. All amounts had been accrued previously.

Note (3) Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other were $36.8 million in the nine months ended September 30, 2001, of which $2.0 million was recorded in the quarter ended September 30, 2001, $2.6 million was recorded in the quarter ended June 30, 2001, and $32.2 million was recorded in the quarter ended March 31, 2001.

    The $2.0 million charge in the third quarter of 2001 represents employee termination costs in the Company's Titan Wireless segment related to a reduction in employee workforce of approximately 35 employees resulting from the elimination of Wireless's internal product development group. The segment's long-term strategy is now centered on the service and systems integration business, not the development and sale of equipment.

    The $2.6 million charge in the second quarter of 2001 included $1.9 million for employee termination costs associated with further reductions in employee workforce and lease obligation costs related to the restructuring of Cayenta. The restructure was a result of economic conditions and weakness in the market for commercial information technology services and e-business software applications. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Businesses segment related to a reduction in workforce in the Company's AverCom business resulting from the same economic conditions as Cayenta.

    The $32.2 million charge in the first quarter of 2001 includes costs of $12.2 million primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of Titan Systems, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances. The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in 2001.

    Included in the acquisition and integration related charges and other in the first quarter of 2001 is $19.4 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software developed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in the nine months ended September 30, 2001 is a charge of $2.5 million in the Titan Wireless segment, which includes the $2.0 million charge recorded in the third quarter related to the elimination of Titan Wireless' internal product development group, as discussed above, and $0.5 million of employee termination costs recorded in the first quarter related to certain other organizational changes within that business unit.

    Acquisition and integration related charges and other of $37.1 million in the nine months ended September 30, 2000 were costs primarily associated with the Company's acquisition of ACS and AverStar. Costs of $1.9 million related to a previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta are also included in the operating results for the nine months ended September 30, 2000.

Note (4) Discontinued Operations

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic irradiation systems and services for irradiating food, completed its initial public offering ("IPO"). On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution, and Titan intends to execute the spin off as soon as practical, subject to obtaining all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.

    Revenues and net loss generated by SureBeam for the nine months ended September 30, 2001 were $25.8 million and $84.4 million, respectively. The loss includes a $35.4 million charge for estimated costs of disposal and for the estimated operating losses up to the date of disposal. Revenues and net loss generated by SureBeam for the nine months ended September 30, 2000 were $15.4 million and $0.3 million, respectively. The estimates of disposal costs and operating losses up to the date of disposal were made in October 2001. Management will continue to assess the estimated disposal costs and losses, and may from time to time adjust the allowance for such costs accordingly.

    Net current assets of SureBeam of approximately $23.0 million included in net current assets of discontinued operations at September 30, 2001 represent assets of approximately $75.8 million, primarily cash, accounts receivable and inventories, net of liabilities of approximately $52.8 million. Net long-term assets of SureBeam of approximately $45.4 million included in net long-term assets of discontinued operations represent primarily fixed assets and intangible and other long-term assets.

    On March 16, 2001, SureBeam completed its initial public offering of 6,700,000 shares of its Class A common stock at a price of $10 per share. SureBeam received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of SureBeam's Class A common stock were exercised for proceeds of approximately $1.1 million. SureBeam is using the proceeds to build new systems and service centers, expand manufacturing capacity, increase marketing activities, and pursue strategic relationships and acquisition opportunities, as well as for general working capital purposes. Also in connection with the offering, stock options granted under SureBeam's Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $48.5 million was recognized as compensation expense and reflected in the loss from discontinued operations for the nine months ended September 30, 2001, of which $38.7 million was recorded in the quarter ended March 31, 2001, immediately following the offering. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Also reflected in the loss from discontinued operations for the nine months ended September 30, 2001 is $0.6 million of compensation expense related to options granted prior to completion of the initial public offering under SureBeam's 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. As a result of the SureBeam initial public offering and in accordance with SEC Staff Accounting Bulletin No. 51, Titan has recorded a gain of $52.0 million related to its equity interest in SureBeam reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary".

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000 and by certain of the companies acquired by Titan during 1998. All periods presented reflect these specific operations as discontinued operations. Net current liabilities of discontinued operations of approximately $7 related to these businesses at September 30, 2001 consist primarily of accrued liabilities of approximately $2.3 million, net of current assets of approximately $2.3 million (primarily deferred losses and capitalized software). The net liabilities reflect $1.2 million received in the first quarter of 2001 for the licensing of the technology of one of the businesses. In accordance with EITF 85-36, "Discontinued Operations With Expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $1.9 million were made against the accrued liabilities in the first nine months of 2001. Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

Note (5) Debt

    At September 30, 2001, total borrowings outstanding under the Company's primary credit facility with a syndicate of commercial banks were $347.5 million at a weighted average interest rate of 6.6%. Commitments under letters of credit were $16.9 million at September 30, 2001, $11.0 million of which reduce availability of the working capital line. Of the total borrowings, $11.9 million was short-term. At September 30, 2001, the Company was in compliance with all financial covenants under its various debt agreements.

Note (6) Common Stock

    On July 31, 2001, the Company sold 8,048,685 shares of its common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share. The Company received approximate aggregate proceeds from the offering of $137.6 million in July 2001, net of underwriters' commissions. Transaction expenses related to the offering were approximately $1.4 million. In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which Titan received proceeds of $3.0 million.

Note (7) Other Financial Information

    In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Emerging Technologies and Businesses segment. The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam. As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

     The Company has historically reported SureBeam as a separate operating segment. On October 16, 2001, the Company adopted a definitive plan to spin off SureBean in the form of a tax-free dividend to Titan stockholders. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," all current and prior year data have been restated to reflect SureBeam as a discontinued business, and it is no longer reported as a separate segment.

    The following tables summarize revenues and operating profit (loss) by operating segment for the three month and nine month periods ended September 30, 2001 and 2000. All segment operating profit and loss data reported on an historical basis and for the current year have been reported before Corporate overhead costs.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Titan Systems	$228,350	$211,547	$654,357	$582,871
Titan Wireless	21,534	21,862	65,550	57,474
Titan Software Systems (including Cayenta)	14,266	20,719	44,824	55,696
Emerging Technologies and Businesses	10,008	14,243	35,415	37,009

	$274,158	$268,371	$800,146	$733,050

Operating Profit (Loss):
Titan Systems	$18,952	$19,475	$41,244	$9,590
Titan Wireless	1,030	3,081	2,358	8,707
Titan Software Systems (including Cayenta)	(3,284)	(2,959)	(34,011)	(14,367)
Emerging Technologies and Businesses	165	1,572	609	3,584

Segment operating profit before Corporate	16,863	21,169	10,200	7,514
Corporate	(4,582)	(3,039)	(13,590)	(8,728)

	$12,281	$18,130	$(3,390)	$(1,214)

    The operating income of the Titan Systems segment for the nine month period ended September 30, 2001 includes a planned $12.2 million restructuring charge related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3). Acquisition related charges of $19.1 million and $18.0 million related to the ACS and Averstar acquisitions, respectively, are included in Titan Systems' operating income for the nine months ended September 30, 2000. Also in the Titan Systems segment, deferred profit of $1,490 and $338 related to acquisitions in 2001, 2000 and 1999 was recognized in the three months ended September 30, 2001 and 2000, respectively, and $3,299 and $1,080 was recognized in the nine months ended September 30, 2001 and 2000, respectively.

    Operating income in the Titan Wireless segment in the three month and nine month periods ended September 30, 2001, includes restructuring charges of $2.0 million and $2.5 million, respectively, as discussed in Note 3. The operating loss in the Software Systems segment includes restructuring charges of $21.3 million (see Note 3) in the nine month period ended September 30, 2001. Operating income in the Emerging Technologies and Businesses segment includes a $0.8 million restructuring charge (see Note 3) in the nine month period ended September 30, 2001.

    The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

	Three months ended September 30, 2001			Three months ended September 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income (loss) from continuing operations before extraordinary item	$3,488			$6,555
Less preferred stock dividends	(172)			(172)
Effect of minority interests	235			(756)

Basic EPS:
Income from continuing operations before extraordinary item available to common stockholders	3,551	60,986	$0.06	5,627	52,796	$0.11
Effect of dilutive securities:
Stock options	—	1,861	—	—	3,095	(0.01)

Diluted EPS:
Income from continuing operations before extraordinary item available to common stockholders	$3,551	62,847	$0.06	$5,627	55,891	$0.10

	Nine months ended September 30, 2001			Nine months ended September 30, 2000
	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Loss from continuing operations before extraordinary item	$(22,051)			$(15,955)
Less preferred stock dividends	(517)			(519)
Effect of minority interests	(4,390)			(2,422)

Basic EPS:
Loss from continuing operations before extraordinary item available to common stockholders	(26,958)	56,019	$(0.48)	(18,896)	52,625	$(0.36)
Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Loss from continuing operations before extraordinary item available to common stockholders	$(26,958)	56,019	$(0.48)	$(18,896)	52,625	$(0.36)

    In the three months and nine months ended September 30, 2001, respectively, options to purchase approximately 1,365,000 and 3,471,000 shares of common stock at prices ranging from $19.20 to $47.50 and $1.12 to $47.50 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations before extraordinary item and/or exercise price. Similarly, options to purchase approximately 240,000 and 3,465,000 shares of common stock at prices ranging from $27.81 to $47.50 per share and $1.12 to $47.50 per share were not included in the computation of diluted EPS for the three and nine month periods ended September 30, 2000, respectively.

    Approximately 5,038,000 shares in the three and nine month periods ended September 30, 2001, approximately 5,038,000 shares in the three months ended September 30, 2000 and approximately 4,277,000 shares in the nine months ended September 30, 2000 from the potential conversion of remarketable term income deferrable equity securities were not included in the computation as their effect was anti-dilutive. Approximately 460,000 shares of common stock in 2001 and 462,000 shares in 2000 that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

	September 30, 2001	December 31, 2000
Inventories:
Materials	$17,203	$7,120
Work-in-process	12,526	8,651
Finished goods	6,954	3,949

	$36,683	$19,720

    Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2001	2000
Noncash investing and financing activities:
Gain related to issuance of stock in subsidiary	$52,025	$2,825
Extraordinary loss on early extinguishments of debt	—	4,744
Issuance of stock for acquisition	44,932	—
Equity issued in exchange for services	—	2,000
Issuance of stock for equity interest	—	900
Shares contributed to employee benefit plans	1,435	591
Cash paid for interest	29,011	25,828
Cash paid for income taxes	2,711	11,242

Note (8) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against SureBeam relating to SureBeam's patents for the SureBeam systems. On SureBeam's motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of SureBeam's core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in SureBeam's patent. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that SureBeam has engaged in false advertising, monopolization, restraint on trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. SureBeam has filed a counterclaim against the plaintiffs alleging infringement of its patents for the SureBeam systems. SureBeam is seeking damages and an injunction preventing further infringement of its patents. On April 17, 2001 the Court granted SureBeam's motion to try SureBeam's patent infringement claim and Ion Beam Applications' claims against SureBeam's patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint on trade and unfair business practices. SureBeam intends to vigorously enforce their patents and prosecute their patent infringement claims against the plaintiffs. SureBeam also intends to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam irradiation systems that would compete against businesses that we are developing pursuant to our patent license from SureBeam, including irradiating mail to eliminate anthrax. Discovery is continuing and it is not possible to predict the outcome of this case.

Note (9) Subsequent Event

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution, and Titan intends to execute the spin off as soon as practical, subject to obtaining all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.

THE TITAN CORPORATION

Item 2.  Management's Discussion and Analysis Of Financial Condition and Results Of Operations

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Results of Operations

Revenues

    Consolidated.  Our consolidated revenues increased from $268.4 million in the third quarter of 2000 to $274.2 million in the third quarter of 2001 and from $733.1 million for the nine months ended September 30, 2000 to $800.1 million for the nine months ended September 30, 2001. Increased revenues were reported in our Titan Systems segment in the third quarter as well as the nine months ended September 30, 2001. Revenue growth in the third quarter of 2001 was primarily attributable to internal revenue growth in Titan Systems and the impact of the acquisition of Datron in August 2001.

Three Months Ended September 30, 2001:

    Titan Systems.  Titan Systems' revenues increased from $211.5 million in the third quarter of 2000 to $228.4 million in the third quarter of 2001, in part due to the impact of the acquisition of Datron in early August in the third quarter of 2001, which was accounted for as a purchase, and in part due to increased demand from intelligence community customers for engineering and technical advisory services, from the Air Force for Titan Systems' information solutions support, and from the commencement of work on the Army's Prophet program, which is a mobile, ground based, electronic signal intercept system with direction finding capabilities.

    Titan Wireless.  Titan Wireless' revenues decreased slightly from $21.9 million in the third quarter of 2000 to $21.5 million in the third quarter of 2001. Increased service revenues of $2.3 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East, were offset by reduced revenues of $2.6 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunications of Benin ("OPT"). Revenues for the third quarter of 2001 were negatively affected by the events of September 11, 2001, which disrupted the main interconnection switch located in lower Manhattan for Titan Wireless' long distance business and has continued to cause periodic disruption. We cannot predict how frequently this disruption may occur.

    Software Systems (including Cayenta).  Software Systems' revenues decreased from $20.7 million in the third quarter of 2000 to $14.3 million in the third quarter of 2001, primarily driven by slower corporate spending on commercial information technology services and e-business software applications, which resulted in reduced demand for Cayenta's services and products.

    Emerging Technologies and Businesses.   Emerging Technologies' revenues decreased from $14.2 million in the third quarter of 2000 to $10.0 million in the third quarter of 2001, primarily related to reduced demand in our AverCom business, offset partially by increased revenues generated by Scan Technologies, reflecting the revenues recorded on a medical sterilization system currently being constructed.

Nine Months Ended September 30, 2001:

    Titan Systems.  Titan Systems' revenues increased from $582.9 million in the nine months ended September 30, 2000 to $654.4 million in the nine months ended September 30, 2001, in part due to the impact of the acquisition of Datron, which was accounted for as a purchase, and in part due to increased demand from intelligence community customers for engineering services, systems integration services and signal intelligence, as well as from the Navy for engineering and systems integration services.

    Titan Wireless.  Titan Wireless' revenues increased from $57.5 million in the nine months ended September 30, 2000 to $65.6 million in the nine months ended September 30, 2001, primarily due to increased service revenues of $15.6 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East, partially offset by reduced revenues of approximately $12.8 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunications of Benin ("OPT"). Revenues of approximately $5.3 million generated from new international projects partially offset the decline in revenues on the contract with the OPT.

    Software Systems (including Cayenta).   Software Systems' revenues decreased from $55.7 million in the nine months ended September 30, 2000 to $44.8 million in the nine months ended September 30, 2001, primarily driven by slower corporate spending on commercial information technology services and e-business software applications, which resulted in reduced demand for Cayenta's services and products.

    Emerging Technologies and Businesses.  Emerging Technologies' revenues decreased from $37.0 million in the nine months ended September 30, 2000 to $35.4 million in the nine months ended September 30, 2001, primarily related to reduced revenues from AverCom (which was acquired in March 2000), offset partially by increased revenues generated by Scan Technologies, reflecting the revenues recorded on a medical sterilization system currently being constructed.

Selling, General and Administrative

    Our consolidated SG&A expenses increased from $46.9 million and $135.6 million, or 17.5% and 18.5% of revenues, in the quarter and nine months ended September 30, 2000, respectively, to $52.2 million and $159.5 million, or 19.1% and 19.9% in the quarter and nine months ended September 30, 2001, respectively. The increase was due primarily to an increase in deferred compensation from $0.1 million and $0.6 million in the quarter and nine months ended September 30, 2000, respectively, to $1.1 million and $3.2 million in the quarter and nine months ended September 30, 2001, respectively. Excluding the impact of deferred compensation of $0.1 million and amortization of goodwill of $6.3 million in the quarter ended September 30, 2000, respectively, compared to deferred compensation of $1.1 million and amortization of goodwill of $6.6 million in the quarter ended September 30, 2001, SG&A, as a percentage of revenues, increased from 15.1% in the third quarter of 2000 to 16.3% in the quarter ended September 30, 2001, respectively. Excluding the impact of deferred compensation of $0.6 million and amortization of goodwill of $20.8 million in the nine months ended September 30, 2000, and $3.2 million of deferred compensation and $19.9 million amortization of goodwill in the nine months ended September 30, 2001, respectively, SG&A, as a percentage of revenues increased from 15.6% to 17.0%, respectively. The primary cause of the increase in both the quarter and nine months ended September 30, 2001 is related to increased SG&A costs incurred in our Titan Wireless segment reflecting its investment in the development of corporate retail business as well as new very small aperture terminal ("VSAT") development.

Research and Development

    Our consolidated R&D expenses decreased from $2.8 million in the quarter ended September 30, 2000 to $2.5 million in the quarter ended September 30, 2001 and increased from $8.1 million in the nine months ended September 30, 2000 to $10.4 million in the nine months ended September 30, 2001. As a percentage of revenues, R&D expenditures decreased slightly from 1.0% in the three months ended September 30, 2000 to 0.9% in the three months ended September 30, 2001 and increased slightly from 1.1% in the nine months ended September 30, 2000 to 1.3% in the nine months ended September 30, 2001. Increased R&D expenditures in the nine months ended September 30, 2001 were primarily related to costs incurred in our Titan Systems segment to develop certain control channel modems and wide band receivers as well as in our Titan Wireless segment related to the next generation Xpress connection product and VSAT development. The reduction of R&D expenses in the quarter ended September 30, 2001 was related to the elimination of Titan Wireless' internal product development group during the third quarter of 2001, which had previously been developing the next generation product of Xpress connection. We anticipate that R&D efforts in our other business units will increase throughout the remainder of fiscal 2001.

Acquisition and Integration Related Charges and Other

    Our consolidated acquisition and integration related charges and other were $2.0 million in the third quarter of 2001, which were primarily related to employee termination costs associated with the restructuring of the Company's Titan Wireless segment to eliminate the internal product development group.

    Acquisition and integration related charges and other were $36.8 million in the nine months ended September 30, 2001, of which $2.0 million was recorded in the quarter ended September 30, 2001, and has been described above. The $34.8 million recorded in the first two quarters of 2001 include costs of $12.2 million related to the integration of ACS and AverStar, and a realignment of business around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters are expected to be resolved in 2001.

    Included in the acquisition and integration related charges and other is $21.3 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce and the elimination of duplicate and excess facilities, resulting in a charge of approximately $4.0 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software designed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assits.

    Also included in the acquisition and integration related charges and other is a charge of $0.5 million of employee termination costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Business segment related to a reduction in workforce in the Company's AverCom business resulting from the same economic conditions as Cayenta.

Operating Profit (Loss)

    Consolidated.  Our operating performance decreased from operating income of $18.1 million in the quarter ended September 30, 2000 to operating income of $12.3 million in the quarter ended September 30, 2001. Operating performance decreased from an operating loss of $1.2 million in the nine months ended September 30, 2000 to $3.4 million in the nine months ended September 30, 2001. The operating performance in the third quarter and nine months of 2000 and 2001 were impacted by a charge for acquisition and integration related costs and other of $0 and $39.0 million and $2.0 million and $36.8 million, respectively. Amortization of goodwill of $6.3 million and $20.8 million for the quarter and nine months ended September 30, 2000, respectively, and $6.6 million and $19.9 million for the quarter and nine months ended September 30, 2001, respectively, are included in the operating performance for the periods indicated. In addition, operating performance includes deferred compensation charges of $0.1 million and $0.6 million in the third quarter and nine months ended September 30, 2000 and $1.1 and $3.2 million in the quarter and nine months ended September 30, 2001, respectively. Excluding the impact of the charge for acquisition and integration related costs and other, the amortization of goodwill, and the deferred compensation charges, operating profit decreased from $25.0 million and $59.2 million in the quarter and nine months ended September 30, 2000, respectively, to $21.9 million and $56.5 million in the quarter and nine months ended September 30, 2001, respectively. The reduction in operating profit was primarily a result of operating losses incurred by Software Systems (including Cayenta) as a result of the reduced revenues due to reduced demand discussed previously. This reduced demand also resulted in reduced operating profits in our AverCom business which is reported in our Emerging Technologies and Businesses segment. In addition, the reduced operating profit for the nine months ended September 30, 2001 was impacted by reduced operating profits in our Titan Wireless segment reflecting increased costs to develop its corporate fixed wireless business.

Three Months Ended September 30, 2001:

    Titan Systems.  Titan Systems' operating performance declined slightly from operating profit of $19.5 million in the third quarter of 2000 to operating profit of $19.0 million in the third quarter of 2001. Included in the operating results for the third quarters of 2000 and 2001 is a charge for amortization of goodwill of approximately $2.7 million and $2.4 million, respectively. Excluding the impact of the amortization, operating profit decreased from $22.2 million in the third quarter of 2000 to $21.4 million in the third quarter of 2001. The higher operating margins experienced in the third quarter of 2000 were a result of exceptionally strong demand for communications, signal intelligence, information security and encryption products.

    Titan Wireless.  Titan Wireless' operating performance decreased from operating profit of $3.1 million in the third quarter of 2000 to $1.0 million in the third quarter of 2001. Included in the third quarter of 2001 is a charge of $2.0 million to restructure the Titan Wireless segment, primarily related to the elimination of the internal product development group. Also included in the operating results for the third quarter of 2001 is amortization of goodwill of approximately $0.4 million. Excluding the impact of the goodwill amortization and the restructuring costs, operating income increased from $3.1 million in the third quarter of 2000 to $3.3 million in the third quarter of 2001.

    Software Systems (including Cayenta).  Software Systems' (including Cayenta) operating results declined from an operating loss of $3.0 million in the third quarter of 2000 to an operating loss of $3.3 million in the third quarter of 2001. Included in the operating results for the third quarter of 2000 and 2001 is amortization of goodwill of $3.5 million for each period and deferred compensation of $0.1 million for each period. Excluding these charges, operating performance declined from operating income of $0.7 million in the third quarter of 2000 to $0.3 million in the third quarter of 2001. This decline is a result of the decrease in revenues, particularly due to the reduced demand of the higher margin software applications business.

    Emerging Technologies' and Businesses.   Emerging Technologies' operating results decreased from operating profit of $1.6 million in the third quarter of 2000 to $0.2 million in the third quarter of 2001. This decrease was due in part to increased operating expenses in several of our new emerging technologies, as well as decreased demand at AverCom, our internet portal and integration service business for the financial services industry, which has also been affected by economic conditions and changes in the commercial information technology services market. Included in operating results for the third quarter of 2000 and 2001 is amortization of goodwill of approximately $0.2 and $0.3 million, respectively. Excluding the amortization of goodwill, operating profit decreased from $1.7 million in the third quarter of 2000 to $0.5 million in the third quarter of 2001.

Nine Months Ended September 30, 2001:

    Titan Systems.   Titan Systems' operating performance improved from operating profit of $9.6 million in the nine months ended September 30, 2000 to $41.2 million in the nine months ended September 30, 2001. Included in the operating results for the nine months ended September 30, 2000 and 2001 is amortization of goodwill of approximately $7.4 million and $7.2 million, respectively. In addition, charges for acquisition and integration related charges and other of $37.1 million and $12.2 million are included in the operating results for the nine months ended September 30, 2000 and 2001, respectively. Excluding the impact of the amortization and these charges, operating profit increased from $54.1 million in the nine months ended September 30, 2000 to $60.7 million in the nine months ended September 30, 2001. The increase in operating profit was primarily driven by the increase in revenues discussed above.

    Titan Wireless.   Titan Wireless' operating performance decreased from operating income of $8.7 million in the first nine months of 2000 to $2.4 million in the first nine months of 2001. Reduced operating margins were a result of increased development of Titan Wireless' corporate retail business and new VSAT development costs. Included in the operating results for the first nine months of 2001 is amortization of goodwill of approximately $1.2 million, as well as a charge of $2.5 million, comprised of $2.0 million of restructuring costs in the third quarter of 2001 related to the elimination of the internal product development group and $0.5 million in the first quarter of 2001 for employee termination costs. Excluding the impact of the goodwill amortization and restructuring costs, operating income declined from $8.7 million in the first nine months of 2000 to $6.0 million in the first nine months of 2001.

    Software Systems (including Cayenta).   Software Systems' (including Cayenta) operating performance declined from an operating loss of $14.4 million in the first nine months of 2000 to an operating loss of $34.0 million in the first nine months of 2001. Included in the operating loss in the nine month period ended September 30, 2001 is a charge of $21.3 million for restructuring costs. Included in the operating loss in the nine month period ended September 30, 2000 is a charge of $1.9 million related to the previously filed and withdrawn registration statement for the proposed initial public offering of Cayenta. In addition, amortization of goodwill of $13.2 million and $10.6 million and deferred compensation of $0.6 million and $0.3 million are included in the operating results for the nine month periods ended September 30, 2000 and 2001, respectively. Excluding these charges, operating performance declined from operating income of $1.3 million in the nine month period ended September 30, 2000 to an operating loss of $1.8 million in the nine month period ended September 30, 2001. This decline is a result of the decrease in revenues, particularly due to the reduced demand of the higher margin software applications business.

    Emerging Techologies and Businesses.  Emerging Technologies' operating results decreased from operating income of $3.6 million in the nine months ended September 30, 2000 to $0.6 million in the nine months ended September 30, 2001. This decrease was due in part to increased expenses in several of our new emerging technologies, as well as decreased demand at AverCom, which has also been affected by economic conditions and changes in the commercial information technology services market. Restructuring charges primarily comprised of termination benefits of $0.8 million are included in the operating results for the nine months ended September 30, 2001. Also included in operating results for the nine months ended September 30, 2000 and 2001 is amortization of goodwill of approximately $0.2 and $0.9 million, respectively. Excluding the amortization of goodwill and the restructuring charges, operating profit decreased from $3.8 million in the nine months ended September 30, 2000 to $2.3 million in the nine months ended September 30, 2001.

Interest Expense, Net

    Our consolidated net interest expense decreased from $9.5 million in the third quarter ended September 30, 2000 to $8.4 million in the third quarter ended September 30, 2001, primarily due to reduced interest rates. Our net interest expense increased from $23.2 million in the nine months ended September 30, 2000 to $27.2 million in the nine months ended September 30, 2001 primarily as a direct result of the increased level of our borrowings to fund the growth in the various segments. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $354.6 million and $341.5 million in the third quarter and first nine months of 2001, respectively, at weighted average interest rates of 6.6% and 7.9%, respectively.

Income Taxes

    Consolidated income taxes reflect an effective benefit rate of 21.8% and 5.7% in the nine months ended September 30, 2000 and 2001, respectively, and a provision rate of 34.3% and 11.8% in the three months ended September 30, 2000 and 2001, respectively. The reduced benefit rate in the first nine months of 2001 is due primarily to the nondeductibility of goodwill and certain acquisition and integration related charges.

Net Income (Loss)

    We reported net income of $5.7 million in the third quarter of 2000 and a net loss of $22.0 million in the first nine months of 2000. Included in the net results of the third quarter and nine months ended September 30, 2000, is a loss from discontinued operations of $0.9 million and $1.3 million, respectively. We reported net losses of $38.8 million and $106.5 million for the quarter and nine months ended September 30, 2001. Included in the net losses of the third quarter and nine months ended September 30, 2001, are losses from discontinued operations of $42.3 million and $84.4 million, respectively. Also included in the net losses for the quarter and nine months ended September 30, 2001 is amortization of goodwill of $6.6 million and $19.9 million, respectively, deferred compensation charges of $1.1 million and $3.2 million, and acquisition and integration related charges and other of $2.0 million and $36.8 million, respectively. Included in the net results for the quarter and nine months ended September 30, 2000 is amortization of goodwill of $6.3 million and $20.8 million, respectively, and deferred compensation charges of $0.1 million and $0.6 million, respectively. Also included in the net loss for the nine months ended September 30, 2000 are acquisition and integration related charges and other of $39.0 million, respectively.

Liquidity and Capital Resources

    We have used our cash principally to fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations, borrowings under our senior credit facility and proceeds from the sale of our securities. Our continuing operations operating activities used $22.8 million, primarily resulting from an increase in accounts receivable balances of $28.9 million, with the most significant increase in our Titan Wireless segment.

    Our investing activities used cash of $96.9 million for the nine months ended September 30, 2001, primarily to finance acquisitions and equity investments of $60.9 million and to fund capital expenditures of $24.8 million, with the most significant capital expenditures in our Titan Wireless segment to develop its corporate fixed wireless business. Our financing activities provided cash of $224.2 million, which amount primarily reflected borrowings of $84.4 million on our credit facility as well as the proceeds of $137.6 million from the sale of our common stock in a public offering.

    At September 30, 2001, total borrowings outstanding under our credit facility were $347.5 million at a weighted average interest rate of 6.6%. Commitments under letters of credit were $16.9 million at September 30, 2001, $11.0 million of which reduce availability of the working capital line. Of the total borrowings, $11.9 million was short-term.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and end on December 31, 2003. The borrowings on this facility will be utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The non-Alcatel equipment provided by Titan Africa will be paid for in seven equal semi-annual installments, which commenced on December 31, 2000. Due to the approximate six to nine month delay in the delivery of the system, the installment due on June 30, 2001 was not made by the OPT, and the payment due date has been extended by Titan. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for. As of September 30, 2001, approximately $42.3 million was drawn on this facility, and has been used to reduce the related receivable balance. In October 2000, the Company collected an $18 million receivable from an African group related to its sale of a portion of its economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

    In relation to our acquisition of a majority interest of Ivoire Telecom, we have committed to provide up to a maximum of $35 million for capital expenditures to build out the Ivoire Telecom network, subject to our approval of each equipment expenditure requirement. At September 30, 2001, approximately $32.4 million has been expended for such expenditures. In addition, in connection with our agreement to acquire an additional 30.0% equity interest in Sakon, an additional $12.5 million of consideration is due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, and the remainder is expected to be satisfied by the end of 2001.

    As part of our strategy of seeking external financing to grow our commercial businesses, our SureBeam subsidiary has completed its initial public offering of its common stock on March 16, 2001 and raised gross proceeds of $67 million. We have extended a credit facility for up to a maximum of $75.0 million under which SureBeam owed us approximately $72.3 million as of September 30, 2001. SureBeam may not use the proceeds of its initial public offering to pay amounts outstanding under its credit facility with us. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution, and Titan intends to execute the spin off as soon as practical, subject to obtaining all required third party consents. Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to SureBeam a $50 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with financial and affirmative and negative covenants, 2) to exchange the outstanding $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, subject to the consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8 million, payable in two installments of $4.0 million, on September 30, 2001 and September 30, 2002, with the first installment having been made. In addition, Titan and SureBeam are negotiating other agreements in connection with the planned spin-off of SureBeam.

    On July 26, 2001 the Company sold 8,048,685 shares of its common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share. The Company received approximate aggregate proceeds from the offering of $137.6 million, net of underwriters' commissions, in July 2001. To the extent that we do not use the net proceeds for the funding of acquisitions, we intend to repay a portion of our indebtedness under our credit facility, in accordance with the terms of that credit facility. Transaction expenses related to the offering were approximately $1.4 million. In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which Titan received proceeds of $3.0 million.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, and that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, including the Company's entry into new commercial businesses, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1. Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against Surebeam relating to SureBeam's patents for the SureBeam systems. On SureBeam's motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of SureBeam's core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in SureBeam's patent. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that SureBeam has engaged in false advertising, monopolization, restraint on trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. SureBeam has filed a counterclaim against the plaintiffs alleging infringement of its patents for the SureBeam systems. SureBeam is seeking damages and an injunction preventing further infringement of its patents. On April 17, 2001 the Court granted SureBeam's motion to try SureBeam's patent infringement claim and Ion Beam Applications' claims against SureBeam's patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint on trade and unfair business practices. SureBeam intends to vigorously enforce their patents and prosecute their patent infringement claims against the plaintiffs. SureBeam also intends to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam irradiation systems that would compete against businesses that we are developing pursuant to our patent license from SureBeam, including irradiating mail to eliminate anthrax. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 6. Exhibits and Reports on Form 8-K.

a.	2.1	Agreement and Plan of Reorganization, dated September 19, 2001, among The Titan Corporation, T T Acquisition Corp., and BTG, Inc., which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 19, 2001, is incorporated herein by this reference.

b.		During the three months ended September 30, 2001, the Company filed the following:
		(1)
			Current Report on Form 8-K dated August 4, 2001, to report the acquisition by Gem Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of The Titan Corporation, of approximately 69.6% of the total number of outstanding shares of Datron Systems Incorporated ("Datron"), pursuant to Merger Sub's exchange tender offer for all of the outstanding shares of Datron at an exchange ratio of 0.81919 of a share of Titan common stock for each share of Datron stock. The offering was made pursuant to the terms of an Agreement and Plan of Merger and Reorganization, date as of June 24, 2001, by and among Titan, Datron and Merger Sub, which was included in the filing.
		(2)
			Current Report on Form 8-K dated September 19, 2001, to report that The Titan Corporation ("Titan") had entered into a definitive agreement on that date with BTG, Inc. ("BTG"), and T T Acquisition Corp., a wholly-owned subsidiary of Titan, pursuant to which Titan would acquire BTG by a merger of such subsidiary with and into BTG, which included a copy of the Agreement and Plan of Reorganization dated September 19, 2001, the Press Release dated September 20, 2001, and the Voting Agreement dated September 19, 2001.
		(3)	Current Report on Form 8-K/A dated September 4, 2001, to report the completion of the acquisition by the Company of Datron Systems Incorporated ("Datron") on September 28, 2001.

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA HOM PETERSEN Deanna Hom Petersen Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

The Titan Coporation Form 10-Q for the quarterly period ended September 30, 2001

    PART I—Financial Information
       Item 1.  Financial Statements
          Consolidated Statements of Operations (Unaudited)
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows (Unaudited)
          Consolidated Statements of Stockholders' Equity (Unaudited)
          Notes to Consolidated Financial Statements September 30, 2001
       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
    PART II—Other Information
       Item 1.  Legal Proceedings
       Item 6.  Exhibits and Reports on Form 8-K

    The Titan Corporation Signatures