Form 10-K
period 2001-12-31
TITAN CORP
filed 2002-04-01
CIK 32258

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002:  $1,294,955,114.

        Number of shares of Common Stock outstanding as of March 22, 2002 was:  77,237,800.

Documents Incorporated By Reference:

        Proxy Statement for the 2002 Annual Meeting of Stockholders on May 16, 2002. (The Company has filed a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2002 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Parts II and III.

PART I

Item 1.  Business

Overview

         We are a diversified technology company that creates, builds and launches technology-based businesses primarily from technology developed for the government. We were founded in 1981 as a government information technology company. Today, Titan Systems, our core government business, is a key provider of information technology and communications solutions, services and products in the growing federal government information technology market. Titan Systems also serves as our engine, providing us with government-funded research and development activities that generate technology and intellectual property that often form the foundation for our commercial technology applications and new businesses. We have developed and continue to develop new businesses, like our SureBeam and Titan Wireless businesses, from the broad portfolio of technologies, intellectual property and expertise that we have created and continue to create as part of our work under government contracts and our self-funded research and development program. Our government contracts generally permit us to retain intellectual property rights in commercial applications of technologies developed under those contracts. We have also supplemented our internally developed portfolio with technologies, intellectual property and expertise through strategic acquisitions of other government information technology companies. Our strategy is to continue to grow our government business both internally and through acquisitions, while also leveraging our intellectual property portfolio by creating commercial technology applications or individual businesses that can be monetized through either an initial public offering of a subsidiary, a complete spin-off to our stockholders, an outright sale of a business, or a technology license or sale. We were able to implement our monetization strategy with our initial public offering of our SureBeam subsidiary, which is quoted on the Nasdaq National Market under the symbol "SURE" and plan to spin off our remaining majority interest in SureBeam to Titan shareholders later this year.

         On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution. Titan has filed the letter ruling request, and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued operation.

Operating Segments

    We have organized our business into five segments that reflect the four markets and industries in which we operate, as well as our Emerging Technologies and Businesses segment:

Segment	Segment Description
Titan Systems	Information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies
Titan Wireless	Satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries
Cayenta (included in our Software Systems segment)	Total services provider of information technology services and software product applications for its customers' business and governmental functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance primarily in four vertical markets: utility/municipality, manufacturing and logistics, retail and transportation

SureBeam (Discontinued)	Electronic food irradiation systems and services
Emerging Technologies and Businesses	Development of commercial applications and businesses using technologies created by Titan. We currently have several new businesses in development, including businesses in which we have applied for patent protection for the underlying technology

         We believe that each of our four established business segments — Titan Systems Corporation, Titan Wireless, Inc., Cayenta and SureBeam Corporation  — is well positioned in its respective market for long-term growth. Our consolidated revenues were approximately $1.1 billion for the year ended December 31, 2001.

Our Core Government Segment — Titan Systems

         Overview.  Titan Systems provides comprehensive information systems solutions and services including design, architecture, installation, integration, test, logistics support, maintenance, training and complete system upgrades to U.S. and allied government national security and intelligence organizations. In addition, Titan Systems provides services and solutions to civil government agencies with sophisticated information system, information processing, information fusion, data management, and communication system requirements. Titan Systems also develops and manufactures digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and communications systems. For the year ended December 31, 2001, Titan Systems had revenues of approximately $919 million, which represented 81% of our consolidated revenues.

        Industry Overview.  The U.S. government is among the largest buyers of information technology systems and services in the world. According to INPUT, the U.S. government's information technology budget for its fiscal year 2003 is projected to be approximately $50 billion, an increase of 11% from 2002. Current forecasts are for a compound annual growth rate of approximately 10% over the next three to five years.

        While already growing at a steady rate over the past decade, the government information technology budget is now expected to increase even more significantly than in the past as a result of several factors. First, in outlining the priorities of the Bush Administration, Secretary of Defense Donald Rumsfeld has stated that one of his five key objectives is to modernize the U.S. government's Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance, or C4ISR, capabilities. The U.S. government's focus on modernization through increased spending on information technology reflects the critical role that this capability plays both in national security and in improving government efficiency. The U.S. military is placing greater emphasis on interoperability and increasing productivity while using fewer resources by employing systems that act as force multipliers and increase operating capabilities under differing conditions. To further this strategy, military agencies are relying on communications products and systems that provide secure, reliable and efficient transmission of voice and data in demanding environments.

        In addition, heightened government concern over national security and changing government priorities have resulted in proposed defense budgets that are significantly higher than in prior years, especially in areas related to intelligence, surveillance, and reconnaissance and homeland security which have significant information technology components. Finally, the U.S. government is increasingly using open systems that incorporate commercial off-the-shelf products to increase the adaptability and operability of its information technology systems architectures, creating greater contracting opportunities for systems and software integration work. The U.S. government is also increasingly using the Internet and web-based systems to improve its efficiency, providing contracting opportunities for Internet-based integration work.

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

Broad Solution Capabilities. Titan Systems has extensive industry expertise in the development of information technology and communications solutions for government customers. Titan Systems' scientists and engineers provide solutions in areas such as signal processing, antenna design, low detection waveforms, computer aided target and image recognition, satellite communications hardware and software, radio direction finding systems, and real time object tracking and targeting. In addition, Titan Systems has significant knowledge of legacy information technology and C4ISR systems currently in operation and the ability to integrate its solutions into existing systems. This ability to provide full-service solutions, coupled with our employee base of over 5,700 "Secret" and above-cleared personnel, is enabling us to bid on larger, more comprehensive government contracts than at any time in our history.

Extensive Acquisition and Integration Experience. In anticipation of changes in U.S. government procurement policies toward awarding more comprehensive contracts to meet its defense-related requirements, we initiated an acquisition strategy in 1997. Since January 1, 1998, we have acquired and successfully integrated 16 government information technology companies into Titan Systems. These acquisitions occurred and are continuing to occur at a time when a broad consolidation in the government information technology industry was and is ongoing. We have substantial experience in identifying, acquiring and integrating government information technology and communications companies. Successful integration of technologies, expertise and intellectual property has enabled Titan Systems to bid on more comprehensive government contracts. Titan Systems has won several new, large government contracts as a result of the successful integration of acquired resources and capabilities and continues to bid on larger, more comprehensive government contracts.

        Strategy.   Titan Systems' objective is to be the premier provider of information technology and communications solutions and services to U.S. defense, intelligence and civilian government agencies and to allied governments. To achieve this objective, Titan Systems intends to pursue the following strategies:

Maintain Technology Advantage. Titan Systems' successful track record with research and development projects has helped us create a diversified portfolio of technologies which in turn helps us obtain additional research and development funding and ultimately new system and product contracts. We believe that Titan Systems' expertise and capabilities with a wide range of technologies makes us well positioned to provide information technology and communications systems, products and services to our customers. Titan Systems will seek to maintain this advantage by keeping pace with new developments in technology, and by continuing to compete for contracts that require high-quality, sophisticated technical solutions.

Build Upon our Competitive Strengths to Bid on Larger, More Comprehensive Contracts. Titan Systems has an extensive history of providing information systems and communications solutions and services to defense and intelligence-related government agencies. We expect this experience, our reputation, our products and services, and the enhanced technical and personnel resources resulting from Titan Systems' acquisitions to enable Titan Systems to bid on and win more comprehensive government contracts.

        Solutions, Services and Products.  Titan Systems' information systems solutions and services include systems analysis, design, and architecture, software development services and systems integration. Titan Systems' initial work in this area generally involves a joint analysis of the customer's enterprise structure and processes and information and communication system needs. Once this analysis is completed, Titan Systems designs the technology solution to meet the customer's needs. This process typically involves software development by Titan Systems, coupled with integration of commercial off-the-shelf software and hardware. Titan Systems also provides a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided design and manufacturing services, technical documentation and prototyping. In addition, Titan Systems offers a variety of standard products, including satellite communications modems and terminals, radio direction finding systems, lasers, sensors, and electro-optical systems. As a result of the complex nature of Titan Systems' customer solutions, its engagements often are long-term and involve follow-on contracts. Examples of Titan Systems' information systems solutions, support services and communications products include the following:

        Information Systems Solutions

•	Developing the Joint Range Extension. Titan Systems has developed an information solution that allows real-time tactical data link information developed by a variety of sensors to be transmitted over any communications medium. This capability allows commanders to “see” and share the actual tactical events of a campaign at different locations simultaneously. This innovative capability was used very successfully in the recent Afghanistan operations to provide commanders with a view of the battlespace at extended ranges, thus allowing forces to be coordinated, sequenced, and generated rapidly to meet the needs of the operational commander.

•	Developing Advanced Digital Waveform for the U.S. Navy. Titan Systems' Advanced Digital Waveform, or ADW, increases data throughput rates on dedicated ultra-high frequency satellite communication channels. Titan Systems' Mini-Demand Assigned Multiple Access, or Mini-DAMA, terminals will be the first U.S. Navy systems to receive ADW capability. Once this capability is installed, the terminals will be capable of passing information at three to four times the previous rate. The current project contemplates that the majority of the U.S. Navy's Mini-DAMA terminals will be outfitted with this improved communications feature within the next couple of years.

•	Developing New Technologies for the U.S. Army's Mobile Positioning Initiative. Titan Systems is the primary systems integrator for the U.S. Army's Mobile Positioning Initiative, a unique initiative providing real-time visibility, including satellite tracking, of military trucks, trailers, and cargo. The initiative combines commercial, off-the-shelf hardware and software with government-furnished equipment. Titan Systems' team supports a growing, integrated in-transit visibility network that currently comprises 200 sites in 13 countries supporting 1,000 global users and that has achieved an operational system readiness of 95% or better. This initiative was used to track trains during the deployment of forces in Kosovo. We believe that the U.S. Army's success in Europe with Titan Systems' in-transit visibility solution was instrumental in its selecting Titan Systems as the U.S. Army's proponent to support the Transportation Coordinators Automated Information for Movement System II Operational Test. This system has been selected for the Department of Defense's program to provide an integrated transportation information system capability for routine deployment, sustainment, and redeployment operations.

        Support Services

•	Supporting Key Transformational Programs. The United States Defense establishment is in the process of transforming itself for the future. Titan Systems is working as a partner to all of the Services on key transformational programs such as the Navy's Littoral Surface Craft - Experimental, the ForceNet, Network Centric Warfare, the Army's Interim Brigade Combat Team concept, the Air Force Global Strike Task Force, and many other innovative service initiatives.

•	Supporting the Joint Deployable Intelligence Support System (JDISS). Titan Systems is assisting with the systems engineering for JDISS, a worldwide intelligence network with over 7,000 nodes that Titan Systems' engineers and technicians maintain on a seven day per week/24 hour per day basis (7/24). This secure network provides critical intelligence information to all facets of the United States military. JDISS is a critical part of every military operation and located at all front line combat locations.

•	Supporting Navy Cash. Titan Systems is assisting the U.S. Treasury, Naval Supply Systems Command, JP Morgan Chase and others in providing a cashless environment for sailors and marines deployed anywhere in the world, so that their money is safe and their families have 7/24 access to it. It is an innovative system of point of sales, ATMs, and other automated financial services provided to service members.

•	Supporting the Naval Air Systems Command/Naval Air Warfare Center. Titan Systems is helping with the systems engineering and integration of Naval Aviation Reconnaissance and Surveillance systems under a multi-year contract. Under current tasking, Titan Systems' engineers provide design and analysis support for the installation and integration of state-of-the-art sensor systems in both manned and unmanned reconnaissance platforms. Systems level support typically includes concept exploration, specification preparation, interface design, laboratory integration, and test and evaluation. Titan Systems also supports tactical manned and unmanned platforms and avionics equipment. Titan Systems' engineers provide design and analysis support for the integration of sophisticated subsystems into the avionics and weapons systems of many types of aircraft. These subsystems include electro optic/infra red devices, radar, electronic warfare systems, mission planning modules, and tactical data links.

•	Supporting Military Satellite Communications. Titan Systems engineers and technicians provide engineering, program and operational support to the Space and Naval Warfare Systems Command and the Space Warfare Systems Centers in San Diego, California and Charleston, South Carolina. Our satellite communications experts are involved in all aspects of U.S. Navy and other military satellite programs including: the determination of requirements, laboratory and in-field operational testing, on-the-job and formal training, maintenance, operation, technical assistance, integration, and installation. Titan Systems' members of the Fleet System Engineering Team provide on-site support at U.S. Navy satellite communications sites in Norfolk, Virginia, Wahiawa, Hawaii, Naples, Italy and Bahrain.

•	Information Assurance and e-Government Services. Titan Systems provides systems and solutions related to information assurance, security consulting and e-government applications. Titan Systems also focuses on the design, installation and maintenance of local and wide area networks used to operate the U.S government's Internet-based initiatives. Titan Systems designs electronic filing, procurement and payment systems for the government agencies involved in those initiatives, along with Internet portals used to electronically distribute confidential and non-confidential information to other government entities and the public at large.

        Communications Products

•	Designing Technology for the U.S. Army's Prophet Initiative. Titan Systems' initial role as part of this initiative was to design and integrate a multi-faceted, radio frequency intercept and direction-finding system into an existing vehicle to provide that vehicle with receive/direction-finding capabilities. Titan Systems completed the initial 13 systems ahead of schedule and was awarded a contract to produce and field up to 83 production-level mobile systems, with the number that Titan Systems will ultimately produce and field depending upon whether options under the contract are exercised. Titan Systems will initially produce and field six systems under the contract. In its eventual implementation, the U.S. Army's Prophet initiative is planned to be a combination of mobile, ground-based intercept/direction-finding receivers and an airborne complement of unmanned aerial vehicles. The development and integration of this product was a result of a collaborative effort of six of Titan Systems' divisions. This innovative system was pressed into service in Afghanistan to hunt down Al Qaeda and Taliban forces.

•	Producing Channel Control Modems for Integrated Monitoring and Power Control Subsystems. Titan Systems is engineering, developing and producing a modem for the Integrated Monitoring and Power Control Subsystem, or IMPCS. IMPCS is being developed to reduce manpower requirements and increase the efficiency of communication between the various control terminals and deployed, tactical terminals that use the geosynchronous satellites of the Defense Satellite Communications System. Satellite network efficiency is greatly improved by balancing the power levels arriving at the satellites. Today's system uses a manpower-intensive manual approach to monitor the entire global network and conduct point-to-point communications with terminal operations to provide power-balancing direction. Titan Systems' modem is expected to fully automate this process.

•	Designing and Developing DAMA Products. Titan Systems' DAMA products combine low cost, low power, reduced weight and size, and reduced component count with high reliability. Each of Titan Systems' DAMA products has been developed with an open-architecture format that allows future upgrades and enhancements to be provided as communications needs evolve, and is designed to support commercial off-the-shelf components. Titan Systems markets its DAMA products directly to all branches of the U.S. military, its allies and international companies that supply such allies, and also works with strategic partners to incorporate its technologies into their products.

         Contract Profile.   Titan Systems is currently performing work under approximately 1,600 contracts. No single Titan Systems contract accounted for more than 2.3% of Titan Systems' total 2001 revenues. Of Titan Systems' total revenues from government business in 2000, approximately 39% were generated by time and materials contracts, approximately 43% were generated by cost reimbursement contracts, and approximately 18% were generated by fixed-price contracts. Of Titan Systems' total revenues from government business for 2001, approximately 43% were generated by time and materials contracts, approximately 41% were generated by cost reimbursement contracts, and approximately 16% were generated by fixed-price contracts. Since operating margins on time and materials contracts are generally higher than those generated by cost reimbursement contracts, Titan Systems has made and continues to make an effort to generate an increasing amount of revenue from time and materials contracts.

         Backlog.  Titan Systems possesses a substantial backlog of contracts that provide multiyear revenues. Most of its contracts generate revenue over a one to five-year period. In the past, Titan Systems has generally been successful in expanding the scope of its principal contracts by offering more comprehensive information technology solutions. Titan Systems had an estimated total backlog, including funded and unfunded backlog, of approximately $2.8 billion at December 31, 2001, comprised of approximately $0.6 million of funded backlog and $2.2 billion of unfunded backlog. “Funded backlog” consists of the aggregate contract revenue remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. “Unfunded backlog” consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to us. Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. “Backlog” is the total of the government and commercial funded and unfunded backlog. The determination of unfunded backlog involves substantial estimation, particularly with respect to customer requirements and contracts. These estimates are based on our experience under such contracts and similar contracts, and we believe the use of such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings.

        We believe that year-to-year comparisons of backlog are not necessarily indicative of future revenues. Titan Systems' backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

        Competition.  Titan Systems is one of many companies involved in providing information systems solutions, support services and communications products for a variety of programs for agencies of the U.S. government and civil governments. Most activities in which Titan Systems engages are very competitive and require Titan Systems to have highly skilled and experienced technical personnel to compete. Many of Titan Systems' competitors have significantly greater financial, personnel and other resources than Titan Systems. These competitors include Booz, Allen & Hamilton Inc., Computer Sciences Corporation, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman, Raytheon Company, Science Applications International Corporation and TRW Inc. In addition, Titan Systems competes with smaller and medium sized companies such as:  Anteon Corporation, CACI International Inc., Dynamics Research Corporation, Veridian Corporation and ViaSat, Inc. Titan Systems believes that the primary competitive factors for its information systems solutions, support services and communications products include reputation, technical skills, past contract performance, experience in the industry and customer relationships.

Our Commercial Segments

        Our approach to creating and building commercial technology-based businesses and attempting to monetize our intellectual property involves the following three phases:

Phase I:  Technology and Market Evaluation

        As part of our strategy of leveraging our intellectual property portfolio, we have a well defined process of continually evaluating the likelihood of successfully transitioning a technology or application of a technology developed under our government contracts into a commercial businesses. This evaluation typically involves assessing potential market size, market demand, competitive strengths and whether the potential technological advantages and strength of our intellectual property protection provide a competitive advantage. We seek commercial applications that address large, rapidly growing, potentially global markets where we believe our products and services can differentiate themselves from competing products and services. To facilitate our assessments, we often call upon our relationships with technology-focused venture capital firms and third-party market consultants. We also seek intellectual property protections for our technology and applications of technologies that we have developed or acquired.

Phase II:  Technology Transfers and Creation of New Corporate Subsidiaries

        Once we have made an assessment that a technology or application can be successfully transitioned into the commercial market, we determine whether we should finance the development of that business on our own or in conjunction with partners or whether we should sell or license the technology to a third party. This determination again involves assessments of the business's market and competitive position, as well as time-to-market considerations and considerations relating to the capital requirements and risk/reward profile of the business. The vast majority of technologies reviewed are either licensed to third parties or left within Titan Systems, Titan's government business, and not commercialized.

        For those few select technologies that we choose to develop within Titan, we typically take a number of actions to create that business that we believe differentiate our approach from that of other government information technology companies that have attempted to execute a commercialization strategy. In our Emerging Technologies and Businesses segment, we form a corporate subsidiary to operate the business. We also create an employee stock option plan for the subsidiary, and use option grants under that plan to help recruit a management team with relevant market expertise and management skills in the business's industry.

        We believe that forming separate subsidiaries in our Emerging Technologies and Businesses segment to operate our new technology-based businesses also provides them with certain advantages compared with technology-based businesses backed by venture capitalists. Each of our new businesses benefits from the various resources that we have in-house and can make available to it. Unlike many other newly-formed technology-based businesses that must look outside their organization for many resources, we support our new businesses with financial, accounting, marketing, administrative and legal expertise. We may also loan funds to our new businesses, a financing alternative that is generally not readily available to early-stage technology-based businesses.

        The subsidiaries that become significant from a revenue and profit perspective become segments of Titan for financial reporting purposes. Today, we have three commercial business segments -- Titan Wireless, Cayenta and SureBeam (discontinued) -- in addition to our core government segment, Titan Systems, and our Emerging Technologies and Businesses Segment.

Phase III:  Pursue Monetization for Commercial Subsidiaries

        We intend to pursue a monetization strategy for our subsidiaries that includes initial public offerings and complete spin-offs to our stockholders; however, we may also pursue an outright sale of a business where appropriate. Our preferred monetization strategy for our subsidiaries is to pursue, market and other conditions permitting, an initial public offering. We prefer this approach because we believe that by accessing capital markets our subsidiaries will be better able to execute their strategies and achieve greater value for our stockholders. To the extent possible, we create capital structures for and intend to structure any initial public offerings of our subsidiaries in order to preserve the ability to later distribute the stock we retain in these subsidiaries to our stockholders on a tax-free basis. We create these capital structures because we believe that a tax-free spin-off of subsidiary shares would ultimately be a tax-efficient way to deliver value to our stockholders. We were able to implement our monetization strategy with our initial public offering of our SureBeam subsidiary, which is quoted on the Nasdaq National Market under the symbol “SURE.”

Titan Wireless

        Overview.   Titan Wireless provides communications services and systems to developing countries primarily in Africa, Central Asia, the Middle East and Latin America. In conjunction with its subsidiary, Sakon, and newly acquired GlobalNet, Inc., Titan Wireless has built a global communications network. This network currently consists of:

•	leased transponder space on various satellites that together provides global geosynchronous satellite coverage;

•	three hubs that route network transmissions between satellites and the international fiber optic network backbone;

•	international gateways that route network transmissions between the satellites and a country's public switched telephone network, or PSTN;

•	leased fiber optic routes providing backbone infrastructures for internet protocol traffic; and

•	network operations centers in California and New Jersey from which the network is monitored.

        While Titan Wireless has historically generated most of its revenues by supplying communications systems and products and providing related integration services in developing countries, Titan Wireless is increasingly generating revenues from providing communications services over this network. Service revenues are currently generated from wholesale sales to long distance carriers that use our network to carry their long distance communications traffic and to a much lesser extent from business customers in developing countries. Titan Wireless's network has been built using its own communications products and products purchased from other equipment vendors, which include advanced satellite ground terminals, Very Small Aperture Terminals, or VSATs, monitoring and control software, satellite voice/data modems, broadband access systems, packet switches and voice over Internet protocol (VoIP) gateways.

        Titan Wireless continues to seek service revenues from communications systems it installs, and has recently installed fixed broadband wireless systems to connect local businesses with the PSTN and/or to its long distance international gateways in several of its target markets. Titan Wireless is now able to offer a full range of communications services, including voice, facsimile, data, Internet and network communications services, to customers in those markets.

        Titan Wireless's project for the national telephone company (Office des Postes et Télécommunications) of Benin, Africa illustrates our full product and system integration capabilities. Titan Wireless, the prime contractor for the project, was hired to install and operate several important components of the government's communications infrastructure, including a global system for mobile communications, or GSM, cellular network, a rural telephony network, fiber optic backbone, and local telephone switching equipment. Alcatel of France was a major subcontractor to Titan Wireless on this project, with responsibility for installing, among other parts of the project, the GSM cellular network. Under the terms of the applicable contracts governing the project, Titan Wireless will co-operate the system with the national telephone company until all equipment has been paid for and then transfer the operations to the national telephone company. In addition to realizing revenue and profit on the equipment portion of the project, Titan Wireless will share in the service revenue generated by the system. The terms of the Titan Wireless agreement with the customer include, among other things, a revenue sharing of total net receipts on this project for up to a maximum of nine years, depending upon when the equipment has been paid for. Revenues of approximately $27.4 million, or approximately 29.5%, of Titan Wireless's revenues were generated from the Benin project during 2001. In October 2000, we collected an $18.0 million receivable from an African group related to a sale of a portion of our economic interest, net of all fixed equipment payments, in the revenue sharing of this project.

         In the third quarter of 2001, Titan Wireless entered into a contract with Intercellular Nigeria, Ltd., a leading code division multiple access (CDMA) fixed wireless operator, to provide system integration services and equipment which will expand Intercellular's existing capacity and provide international long distance service via the Titan Global Network.

         In July 2001, Titan Wireless, through its subsidiary Sakon, acquired a minority interest in Gateway Systems, one of the largest providers of data transmission services to the corporate market in India. Gateway currently provides data and high speed Internet service to corporate customers in Mumbai, Bangalore and Pune, and plans to expand into five additional cities within the year, including New Delhi and the technology centers of Hyderabad and Chennai. Titan Wireless has subsequently opted to increase its ownership position and will own a majority interest in Gateway pending regulatory approval.

         In March 2002, Titan acquired GlobalNet, Inc., an international wholesale long distance carrier, that utilizes voice over Internet protocol (VoIP) technology to deliver long distance traffic to developing markets, primarily in Latin America. GlobalNet will become a part of Titan Wireless.

        Titan Wireless's core network technology relies heavily on our DAMA technology, which was developed under U.S. Department of Defense contracts beginning in 1983. DAMA enables more cost-effective and efficient use of satellite transmission capacity by increasing the amount of information that can pass through a satellite transponder and by allowing each VSAT in a satellite network to communicate with any other VSAT in the network without going through a central hub. We believe that our DAMA technology allows us to route customer connectivity requests more efficiently than any of our competitors.

        Titan Wireless has also developed substantial expertise in critical engineering disciplines such as satellite ground system design, radio frequency and digital engineering, digital and communications signal processing software, network management and modem technology. This expertise, combined with the adaptable core technologies and design supporting Titan Wireless's network, allows Titan Wireless to offer customers in emerging countries complete communications systems that can use satellite-based technology, terrestrial-based wireless local loop technology, and/or GSM technology.

        Through Sakon and GlobalNet, Titan Wireless is currently providing long distance or other communications services in more than 40 developing countries. For the year ended December 31, 2001, Titan Wireless had revenues of approximately $92.7 million, which represented 8.2% of our consolidated revenues.

         Industry Overview.  Vast regions of the world remain without adequate communications infrastructure. For this this reason, developing countries constitute attractive and growing markets. According to Telegeography, international voice traffic increased by over 21% to 132.7 billion minutes in 2000. The continuing rise of international traffic has been propelled by two broader trends:   liberalization of international markets and growth of mobile telephony. International VoIP, in particular, is growing very rapidly. Traffic tripled in 2000, increasing from 1.6 billion minutes to 5.3 billion. While specialist VoIP carriers carry most of this traffic, many minutes are originated by traditional PSTN operators who have chosen to outsource some of their international traffic to VoIP operators. International VoIP traffic reached approximately 10 billion minutes in 2001 and is expected to continue to grow over the next several years.

         Since countries in our targeted markets had fewer than two subscriber lines per 100 inhabitants compared to 67.30 in the United States, Internet connections and broadband systems are not readily available. Government deregulation combined with unmet demand for communications services, including voice, data, and Internet connectivity, in many emerging countries has provided numerous opportunities for companies able to provide cost-effective, high quality services. A combination of several factors, including advancement in voice and data transmission technologies, development of low cost ground terminals, the existence of commercial satellite availability, and the development of relatively low cost terrestrial-based wireless local loop equipment has made the commercial delivery of communications services, including voice, facsimile, data, Internet and network communications services, to developing countries more feasible.

        Competitive Strengths.   Titan Wireless considers the following to be its competitive strengths:

Low Network and Operating Costs. Titan Wireless's global communications network is well-suited for commercial deployment in developing countries because it is designed to function at relatively low network and operating costs. In addition, Titan Wireless leases access to the geosynchronous satellites that it uses in its operations rather than purchasing satellites outright, and as a result does not have to recover the substantial costs associated with investments in satellites. Titan Wireless has also established its hubs in locations where Titan Wireless has been able to economically lease access to the international fiber optic network, which has also contributed to its ability to provide its communications services at relatively low cost. Finally, Titan Wireless makes extensive use of VoIP technology, which utilizes bandwidth capacity more efficiently than circuit-switched technology. Because of these relatively low operating costs, Titan Wireless can charge prices for its communications services in developing countries that are both profitable to Titan Wireless and affordable to customers.

Strategic Alliances with Local Partners. Titan Wireless develops and markets its broadband communications services and systems to retail customers through strategic alliances with local partners, such as regional and local communications services providers. In each location that Titan Wireless is operating broadband retail service, a local partner serves an important role as Titan Wireless's intermediary with local regulators and experts in the local market. Titan Wireless considers its ability to identify and enter into strategic relationships with effective local partners to be one of its competitive advantages.

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

        Strategy. Titan Wireless's objective is to become a leading provider of communications services and systems in developing countries. To achieve this objective, Titan Wireless intends to pursue the following strategies:

•	Grow International Voice and Data Traffic. Through expansion of its internet protocol based packet networks, carrier grade quality, competitive pricing, effective customer service and account management, Titan Wireless expects to significantly grow the volume of traffic, revenues, and profits of the international wholesale long distance business.

•	Increase Usage of Existing Broadband Local Access Systems. As backbone facilities continue to expand into developing countries, Titan Wireless will address the bottleneck created by the lack of effective "last mile" by providing state of the art cost-effective fixed wireless broadband access systems. This technology will be focused at multinational corporate customers, governments, and local partners that are providing Internet access and other communications services to the local population.

•	Add Value-added Functionality to the Network. The inherence architecture of Titan Wireless's network provides for convergence, or the transmission of multiple applications over a single bandwidth segment. Future applications complimenting the voice, fax, and basic data services today will be unified messaging, video teleconferencing, virtual private networks, and network security features.

•	Centrally Manage the Global Network Infrastructure. The central management, procurement and operations of global backbone infrastructure facilities will allow the Titan Wireless network to remain in a cost-effective position as various technologies evolve and prices change over time. This applies to satellite bandwidth (space segment), fiber optic facilities, teleports, and network operations centers (NOC).

•	Further Develop the Systems Integration Business. The principal core competencies historically have been in the design, building, integration and operation of communications facilities. Titan Wireless will continue to focus on providing complete solutions to both governments and operators in developing countries.

        Competition. While the markets in which Titan Wireless competes are only somewhat competitive today, we expect that competition will increase in the future. Titan Wireless encounters competition from numerous companies, including large and emerging domestic and international companies, many of which have far greater financial, engineering, technological, marketing, sales and distribution and customer service resources than Titan Wireless. Some of Titan Wireless's competitors include tier 1 long distance carriers. In addition, Titan Wireless generally competes against one or more local companies in each market in which it is operating its fixed wireless retail business.

        Cayenta

        Overview.   Cayenta provides software applications and implementation and integration services to customers to solve specific business and operating problems. These software applications can be tailored for the customers' business and operating requirements and made accessible via the Internet. Cayenta's target markets include municipalities/utilities, transportation/logistics, retailing, federal government agencies and manufacturing. Cayenta currently offers proprietary software applications and related customized services for revenue cycle management, equipment monitoring and maintenance, and retailing.

        For the year ended December 31, 2001, Cayenta had revenues of approximately $58.3 million, which represented approximately 5.1% of our consolidated revenues.

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

        Many businesses and governmental entities currently have to manage multiple software applications, systems integrators and service vendors to address their challenges in doing business, increasing operational efficiencies and managing information over the Internet. Many information technology companies specialize in only a single aspect of services delivery, such as web design, software application development, systems integration or hosting of commercially available software applications. We believe that the complexity of combining all of these elements from different providers makes it difficult for businesses and governmental entities to implement information technology products and services in a cost-effective and timely manner. We believe that an opportunity exists for information technology providers such as Cayenta that understand their customers' businesses and governmental functions and provide consulting and integration services and customized software applications.

        The Cayenta Solution.   Cayenta believes that the following features of its information technology products and services differentiate Cayenta from its competitors:

Vertical Market Focus and Tailored Offerings for Customers' Business Processes and Governmental Functions. Cayenta's vertical industry expertise helps us define and deliver tailored software applications and services for its customers. We allow our customers to add additional functions to standard software applications that are specific to their needs. Cayenta adds these functions by using separate, tailored software applications that extend the capabilities of standard software applications.

Proprietary Revenue Cycle Management Offering. Cayenta offers software applications that our utility and municipality customers use to track, collect and settle billing and payment transactions with their customers and trading partners. These software applications help Cayenta's customers address their needs relating to customer enrollment, creditworthiness, purchasing, contract management, bill generation, bill presentment, collections and settlement. Cayenta's software also provides audit and compliance functions that its customers use to manage the complex contract terms that are prevalent in e-business and their receivables and fulfillment process.

Proprietary Equipment Monitoring and Maintenance Offering. Cayenta offers software applications that enable manufacturing customers to efficiently manage their equipment monitoring and maintenance processes. These software applications address maintenance scheduling, materials and parts management, and work order processing.

Proprietary Multi-Channel Retailing Package. Cayenta integrates a customer's web site with the customer's existing software applications and systems to support order processing, catalog management, customer service, inventory management, order fulfillment, billing and collections and account settlement. We believe that this multi-channel retailing package provides Cayenta's retail customers with a single point of contact for managing and monitoring all of their retailing transactions, including e-business, catalog and in-store transactions.

Increased Operability and Adaptability of Customers' Systems. Cayenta designs server operating systems and software applications that permit its customers to integrate different systems within their organizations and between their organizations and those of their trading partners. Cayenta's information technology products and services also accommodate customer technology preferences for server operating systems, and facilitate accessibility of software applications over the Internet. By providing its customers' systems with greater operability, we believe that Cayenta's information technology products and services reduce their manual and redundant business processes and related costs, and enable them to use their systems to help create new business relationships with other companies. By being adaptable, we believe that our information technology products and services permit our customers to add or change software applications rapidly as their businesses evolve.

        Strategy. Cayenta's objective is to be a leading provider of electronic and Internet-based management systems in each of its target vertical markets. To achieve this objective, Cayenta intends to pursue the following strategies:

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

        Competition.   The information technology services business is intensely competitive and subject to rapid technological change. Cayenta expects the competition to continue and intensify. Cayenta's competitors include:

•	information technology service providers, such as Accenture, Answerthink, Inc., KPMG Consulting, Inc., Sapient Consulting and Tanning Technology Corporation; and

•	software product companies, such as CommercialWare, Inc., Datastream Systems, Inc., ORCOM Solutions, Inc., Peace SW, MRO Software, Ecometry Corporation, SCT Technologies, and Yantra Corporation.

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

SureBeam (Discontinued October 16, 2001)

        Overview.   SureBeam is a leading provider of electronic irradiation systems and services for the food industry. SureBeam's patented electronic food irradiation system combines its conveyor and shielding systems, proprietary software and electron beam and x-ray linear accelerator technology, developed from technology we developed under contracts with the federal government related to strategic defense initiatives during the 1980s. SureBeam intends to generate revenue from processing food using its electronic food irradiation system as well as from the sale of its systems. SureBeam has designed its systems so that it can install a system as part of a customer's production line and plans to retain ownership and operate any systems that it does install within customers' production lines. SureBeam also operates company owned service centers. SureBeam may also sell systems to third parties who would own and operate service centers in the United States or internationally. SureBeam generally structures these sale transactions so that it can participate in the potential future value created through the use of the systems that it sold. Typically, SureBeam obtains a right to acquire a minority equity interest in the entity that owns and operates the system. SureBeam has provided and may in the future provide limited working capital or project financing in connection with these third party service centers.

Emerging Technologies and Businesses

        Overview.   In Emerging Technologies and Businesses, we leverage our intellectual property portfolio to create commercial technology applications or individual businesses from technologies primarily developed from government-sponsored research and development programs. We include in Emerging Technologies and Businesses at any given time those commercial technology applications and individual businesses that we have not at that point developed into separate operating segments.

        For the year ended December 31, 2001, Emerging Technologies and Businesses had revenues of approximately $62.0 million, which represented 5.5% of our consolidated revenues.

        The following are examples of some of the technology-based businesses and investments that are currently included in our Emerging Technologies segment.

e-tenna's core technologies and expertise were acquired as part of our acquisition of Atlantic Aerospace Electronics Corporation during 1999 and then further developed by us. We have chosen to utilize external equity financing to help fund the development of this business and have retained an investment in this company. As a result, e-tenna's results are not consolidated with our results of operations. e-tenna is developing antennas and radio frequency systems based on electromagnetic technology that it expects will establish new performance standards for the next generation of radio frequency technology. The key features of the technology are that it suppresses undesired radio frequency currents, thereby isolating the antenna from influences that could degrade performance. It also improves signal strength by causing power to radiate away from the device or equipment in which the technology is being used. e-tenna is currently focused on creating products for the mobile device market where their technology has the potential to significantly reduce the size, increase the functionality, improve the performance, and decrease the cost of wireless equipment. Another key benefit of e-tenna's technology is the isolation property that allows multi-frequency devices such as phones, PDAs, and laptops to function efficiently and without significant interference.

LinCom Wireless's core technologies and expertise were acquired as part of our acquisition of LinCom during 2000 and then further developed by us. LinCom Wireless is a fabless semiconductor company focused on commercializing wireless networking chipsets that will enable wireless connectivity among local area networks, personal area networks, and home area networks. LinCom Wireless's initial products are based on the dominant wireless local area networking standards known as 802.11. LinCom Wireless has developed an 802.11b baseband chipset for 3Com and has been working on the development of an 802.11a chipset for more than a year. LinCom Wireless's next product will be a combination 802.11a/802.11b product which will bridge the gap between the dominant wireless lan standard today, 802.11b, and the next generation, higher speed, 802.11a. The development of this chipset is scheduled to be completed by the fourth quarter of 2002.

Titan Scan Technologies' core technologies and expertise were developed by us from our government contracts business. Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, which utilize the electron beam process that SureBeam uses for food irradiation. Titan Scan Technologies' medical equipment sterilization systems are currently used in the medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic, Mediscan in Austria, and Rochialle Corporation in Wales. In addition, Titan Scan Technologies is currently building a system for Isotron in the United Kingdom. Titan Scan Technologies also offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego, Denver, Colorado and Lima, Ohio.

AverCom's core technologies and expertise were acquired as part of our acquisition of AverStar during 2000 and then further developed by us. AverCom provides information technology consulting services for customers in the financial services and insurance industries. AverCom's information technology consulting services include implementing and supporting software applications for these customers, integrating implemented software applications with these customers' existing software applications and systems, and integrating these customers' web sites with their software applications and systems to support their e-business activities.

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

Government Contracts

        A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses. Our revenues from U.S. government business represented approximately 84% of our total revenues for the year ended December 31, 1999, approximately 76% of our total revenues for the year ended December 31, 2000, and approximately 80% of our total revenues for the year ended December 31, 2001. Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our operating results and hinder our ability to execute our commercialization strategy.

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

	Year Ended December 31,
Contract Type	2001	2000	1999
Cost Reimbursement	39.4%	42.2%	50.0%
Time and Materials	41.4	38.8	16.7
Fixed-Price	19.2	19.0	33.3

	100.0%	100.0%	100.0%

Backlog

    Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although funded backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential fees.

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

    Our backlog consisted of the following approximate amounts as of the following dates:

	As of December 31,
Backlog	2001	2000	1999
	(in thousands)
U.S. Government funded backlog	$545,618	$332,099	$297,214
U.S. Government unfunded backlog	2,231,052	1,665,054	1,671,879
Commercial backlog	52,829	61,438	74,930

Total backlog	$2,829,499	$2,058,591	$2,044,023

        We expect to realize approximately 53% of our December 31, 2001 backlog by December 31, 2002.

        Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellations or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

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

        SureBeam owns 11 of our U.S. and foreign issued patents. SureBeam also owns 38 patent applications that are pending in the United States and abroad. The U.S. and foreign issued patents relating to the SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that miniaturizes the size of the system. SureBeam's pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of the SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems. These patents will expire over the period from 2009 to 2021, and have been issued or are pending in markets that are key targets for SureBeam's expansion objectives. While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, SureBeam believes its patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications. Titan has purchased an exclusive license from SureBeam to the patented tchnology in all fields other than food, flowers and animal hides.

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

Research and Development

        We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Titan-funded research and development expenditures were $6.7 million in the year ended December 31, 1999, $11.8 million in the year ended December 31, 2000 and $13.0 million in the year ended December 31, 2001. A portion of our research and development activities during 2001 was customer-funded and as such was paid for through contract revenues with an associated expense in operating expenses. The majority of our customer-funded research and development activity is funded under contracts with the U.S. government.

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

Employees

        As of December 31, 2001, we employed approximately 9,650 employees, most of whom were located in the United States. We currently are not subject to collective bargaining arrangements, and we believe that our relationships with our employees are satisfactory.

Item 2.  Properties

        Our operations' facilities occupy approximately 2,545,000 square feet of space located primarily throughout the United States. The large majority of the space is office space. Substantially all of our facilities are leased. We describe our lease commitments in Note 9 to the accompanying consolidated financial statements.

Item 3.  Legal Proceedings

        On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries ("IBA") filed an action for declaratory judgment in a federal court in Virginia against Titan and the SureBeam Corporation ("SureBeam") relating to SureBeam's patents for SureBeam systems. The action attacked the validity of SureBeam's core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in SureBeam's patent, and alleged that Titan and SureBeam engaged in unfair competition and that Titan and SureBeam's conduct constituted patent misuse. The case was moved to the federal court in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that Titan and SureBeam engaged in false advertising, monopolization, restraint on trade and unfair business practices.

         On January 25, 2002, Titan and SureBeam announced that they settled the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and SureBeam in the litigation, including IBA's challenge to the validity and enforceability of SureBeam's core patent. Titan and SureBeam agreed that IBA and its customers may continue to operate or use IBA's electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and SureBeam during the next four years, provided Titan and SureBeam offer competitive terms. Titan and SureBeam also agreed to purchase their requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement are immaterial and were not discloseable.

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

        No information is requied by Item 4.

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

    The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange (NYSE). As of March 22, 2002, there were approximately 3,700 holders of record of the Company's common stock and 485 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing prices for the common and preferred stock on the NYSE as of March 22, 2002, were $19.78 and $19.50, respectively. The quarterly market price ranges for the Company's common and preferred stock on the NYSE in 2001 and 2000 were as follows:

Common Stock Fiscal Quarter	2001		2000
	High	Low	High	Low
First	$25.49	$15.75	$60.50	$32.50
Second	25.15	13.20	55.50	25.31
Third	22.48	16.24	44.56	15.38
Fourth	29.01	17.82	21.81	11.13

Cumulative Convertible Preferred Stock Fiscal Quarter	2001		2000
	High	Low	High	Low
First	$21.25	$17.75	$11.98	$10.66
Second	20.85	15.55	11.74	11.11
Third	18.90	16.75	12.07	11.50
Fourth	21.30	17.00	12.28	11.28

        No dividends were paid on the Company's common stock in 2001 or 2000. Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

Item 6.  Selected Financial Data (in thousands of dollars, except per share data)

	2001	2000	1999	1998	1997
Operating Results:
Revenues	$1,132,052	$1,008,003	$805,392	$532,236	$381,763
Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	(21,024)	(16,216)	43,533	14,021	552
Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle per common share:
Basic	$(.32)	$(.30)	$.91	$.32	$(.01)
Diluted	(.32)	(.30)	.81	.31	(.01)
Financial Position:
Cash, cash equivalents and investments	$28,957	$27,291	$13,469	$13,868	$18,757
Total assets	1,358,698	951,107	628,040	369,923	233,336
Amounts outstanding under lines of credit, long-term	317,187	260,625	215,987	98,215	7,833
Other long-term debt	5,612	38,265	14,802	36,796	42,057
Company obligated mandatory redeemable convertible preferred securities	250,000	250,000	—	—	—
Redeemable preferred stock	—	—	—	—	3,000
Stockholders' equity	481,150	167,416	166,348	98,440	74,892
Preferred dividends	690	692	695	778	875

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document. (Amounts in thousands, except share and per share data, or as otherwise noted.)

Overview and Outlook

        We are a diversified technology company whose business is to create, build and launch technology-based businesses primarily from technologies developed for the government. For more than 20 years we have been providing information systems solutions and services to the Department of Defense (DoD) and intelligence agencies. Today, we are organized into four segments, our core government business and our three commercial businesses, (including our SureBeam business, which was discontinued on October 16, 2001) that reflect the specific markets and industries in which we operate and our Emerging Technologies and Businesses segment. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution. Titan has filed the letter ruling request, and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued operation.

Segment	Segment Description
Titan Systems	Information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies
Titan Wireless	Satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries
Cayenta (included in our Software Systems segment)	Total services provider of information technology services and software product applications for its customers' business and governmental functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance primarily in four vertical markets: utility/municipality, manufacturing and logistics, retail and transportation

SureBeam (Discontinued)	Electronic food irradiation systems and services
Emerging Technologies and Businesses	Development of commercial applications and businesses using technologies created by Titan. We currently have several new businesses in development, including businesses in which we have applied for patent protection for the underlying technology

        The results of operations shown for each of our operating segments includes each of the segment's direct costs of operations and administration. The segment performance is based upon profit or loss before interest expense, income taxes and before allocated costs of corporate overhead. Corporate overhead may include, among other things, costs for financial, accounting, marketing, administrative and legal activities incurred by Titan. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

        Each of Titan Systems, Titan Wireless and Cayenta is a subsidiary of ours. We have created stock option plans for each of Titan Systems and Titan Wireless. As of December 31, 2001, Titan Systems and Titan Wireless each had approximately 20% of their fully diluted common stock that had been reserved for issuance under their plans.

        At December 31, 2001, we controlled approximately 98% of the voting power and approximately 80% of the outstanding equity ownership of SureBeam through our ownership of 46,774,235 shares of Class B common stock. SureBeam completed its initial public offering of 6,700,000 shares of its Class A common stock in March 2001. Upon completion of the initial public offering of SureBeam, the number of shares owned by Titan represented approximately 98% of the voting power of SureBeam. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. As of December 31, 2001, SureBeam had also reserved approximately 7,731,210 shares of Class A common stock under stock option and employee stock purchase plans. On December 31, 2001, $2.0 million of SureBeam's promissory note payable to Titan was exchanged for 190,385 Class B common shares of SureBeam, and on February 13, 2002, the remaining $73.0 million of SureBeam's note payable to Titan was exchanged for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam. After these transactions, we own 4,441,496 Class A and 50,000,000 Class B common shares, resulting in our control of approximately 98% of the voting power and 82% of the outstanding equity of SureBeam.

        We control approximately 97% of the voting power of Cayenta through our ownership of 10 million shares of Class B common stock, which represents approximately 76% of Cayenta's outstanding equity ownership. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes, with Class A and Class B shares voting together on all matters submitted to the vote of the holders of common stock. In addition to Class A and Class B common stock, Cayenta has outstanding 2,345,000 shares of Series A preferred stock that are convertible into its Class A common stock and warrants for approximately 496,000 shares of its Class A common stock that have a weighted average exercise price of $13.11 per share. As of December 31, 2001, Cayenta had also reserved approximately 31% of its fully diluted common stock under stock option plans.

  Titan Systems

        Titan Systems provides and is expected to continue to provide the largest percentage of our consolidated revenues. During the year ended December 31, 2001, Titan Systems had total revenues of $919.0 million, which represented 81% of our consolidated revenues for the period. Titan Systems' revenues have grown internally and through our well-defined strategy of increasing our core competencies and expanding our customer base through acquiring government information technology companies as part of the general trend of the defense and government information technology industry consolidation.

        Titan Systems' backlog, including both funded and unfunded backlog, was approximately $2.8 billion at December 31, 2001. Although funded backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. "Funded backlog" consists of the aggregate contract revenue remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to us. Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. "Backlog" is the total of the government and commercial funded and unfunded backlog. The determination of unfunded backlog involves substantial estimation, particularly with respect to customer requirements and contracts. These estimates are based on our experience under such contracts and similar contracts, and we believe the use of such estimates to be reasonable. However, there can be no assurance that the unfunded contract value will be realized as contract revenue or earnings.

        Titan Systems' operating margin is affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. Significant portions of Titan Systems' contracts are time and materials and cost reimbursement contracts. Titan Systems is reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost plus fixed fee contracts. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower. The U.S. government also has awarded Titan Systems fixed-price contracts. Such contracts carry higher financial risks because Titan Systems must deliver the contracted services at a cost below the fixed price in order to earn a profit. Of Titan Systems' total revenues from government business in 2001, approximately 43.1% were generated by time and materials contracts, approximately 40.9% were generated by cost reimbursement contracts, and approximately 16.0% were generated by fixed price contracts.

        On March 23, 2001, our subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. We received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments. Under the agreement, we had full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. In October 2001, we paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized on a straight line basis over 30 years, was approximately $6.8 million at December 31, 2001, and is reflected as goodwill in the accompanying consolidated balance sheet.

        On September 28, 2001, we completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001. We issued approximately 2.3 million shares of Titan common stock for all the outstanding shares of Datron common stock and assumed Datron stock options representing approximately 437,000 shares of Titan common stock, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill of $22.5 million and intangible assets of $5.6 million. In connection with the determination of the fair value of assets acquired and pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," we have valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $1.4 million. This deferred profit has been reflected in the accompanying consolidated balance sheet as an increase to goodwill. We recognized approximately $0.8 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $0.6 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002.

        On November 27, 2001, we completed the acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share. We issued approximately 4,024,100 shares of Titan common stock and paid cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock. We also paid off $37.1 million of BTG's outstanding debt as of the closing date. The transaction was accounted for as a purchase, and the excess of purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $126.6 million and intangible assets of $9.8 million. In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, we have valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $9.2 million. This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding offset to unbilled receivables. The Company recognized approximately $0.5 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $8.7 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

        During 2000, we consummated a merger with Advanced Communication Systems, Inc., or ACS, in a stock-for-stock, pooling of interests transaction. ACS provides communications, information systems and aerospace services and solutions primarily to U.S. government agencies. We issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS, and assumed ACS stock options representing approximately 263,000 shares of our common stock. ACS's operations are included in Titan Systems.

        Also during 2000, we consummated a merger with AverStar, Inc., or AverStar, in a stock-for-stock, pooling of interests transaction. AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of civilian and defense agencies of the U.S. government. We issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, and assumed AverStar stock options representing approximately 551,000 shares of our common stock. AverStar's operations are primarily included in Titan Systems, with its AverCom business being reported in the Emerging Technologies and Businesses segment.

        Also during 2000, we acquired Pulse Engineering (Pulse), LinCom Corporation (LinCom) and SenCom Corporation (SenCom) in transactions that were accounted for as purchases. The excess of our purchase price for these entities over the estimated fair market value of the net assets acquired, which was being amortized on a straight line basis over 30 years, was approximately $75.1 million at December 31, 2001, and is reflected as Goodwill in the accompanying consolidated balance sheet.

        We describe our acquisitions in Note 2 to our consolidated financial statements. For all acquisitions accounted for as purchases, the acquired companys' results of operations are consolidated with the Company's results of operations immediately subsequent to the acquisition date.

  Titan Wireless

    Titan Wireless has historically generated most of its revenues by supplying communications systems and products and providing related integration services in developing countries. Titan Wireless is increasingly generating revenues from providing communications services over its global communications network. While the majority of service revenues are currently being generated from long distance carriers that use our network to carry their long distance communications traffic to and from developing countries, service revenues are starting to be generated from retail customers in developing countries. In the retail business, Titan Wireless installs an on-site antenna at businesses that use its fixed wireless systems for local and/or long distance communications services. The cost of that antenna and its installation is paid for either by Titan Wireless or its customers, depending on the terms of the business arrangement. Titan Wireless derived approximately 51% of its revenues during 2001 from providing communications services to long distance carriers.

        Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., completed work on a satellite-based communications system for Benin's national telephone company during 2001. Revenues for Titan Wireless for 2001 included revenues of approximately $27.4 million from the Benin project. Titan Wireless, the prime contractor for the project, was contracted to build, install and operate several important components of the government's communications infrastructure including a global system for mobile communications, or GSM, cellular network, rural telephony network, fiber optic backbone, and local telephone switching equipment. Alcatel of France is a major subcontractor to Titan Wireless on this project, with responsibility for installing, among other parts of the project, the GSM cellular network. During 2001, the original project was expanded to include an additional 35,000 GSM lines, and expansion of the capacity and capability of the VSAT sites by a multiple of 10 times more lines per site, resulting in an overall increase of total lines in the country of Benin by 100%. Under the terms of the applicable contracts governing the project, as part of the financing of this project, Titan Wireless will co-operate the system with the national telephone company of Benin until all equipment costs, including integration costs, have been paid for via the revenues generated from the system and then transfer the operations to the national telephone company of Benin. A portion of the build-out costs under this contract were subcontracted costs payable by Titan Wireless to Alcatel. The terms of Titan Wireless's agreement with the customer include, among other things, a revenue sharing of total net receipts on this project for up to a maximum period of 9 years, depending upon when the equipment has been paid for.

        Titan Wireless recognizes revenue on systems integration contracts on a percentage-of-completion basis. Service revenues are recognized as the related services are performed.

        In 1999, Titan Wireless formed Sakon LLC with Sakon Corporation to provide carrier, direct dial telephony and enhanced communications services, including voice over Internet protocol and Internet services, in certain developing countries. Titan Wireless holds a 49.9% equity interest in Sakon LLC. The excess of the purchase price over the estimated fair market value of assets acquired was approximately $26.8 million at December 31, 2001, and is reflected as goodwill in our accompanying consolidated balance sheet.

        In June 2000, Titan Wireless Africa, a wholly-owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of its subsidiaries which own communications licenses covering a number of developing countries in Africa. The investment of approximately $50.0 million is included in the accompanying consolidated balance sheet in Other Assets, and is accounted for under the cost method. This investment furthers Titan Wireless's strategic objective in the continent of Africa and supports our Titan Wireless business initiative in the areas of long distance communication services. A key component included in this strategy is to promote increased teledensity and increased mobile and broadband services availability in Africa, which we believe will generate increased demand for our long distance services. We believe that this strategic investment helps advance our overall goal of being a leading provider of long distance in emerging markets. While financial returns are not our primary goal, we believe this strategic investment will provide both strategic benefits as well as financial returns.

  Cayenta (included in our Software Systems segment)

        Cayenta has historically derived its revenues from consulting services and from sales of its proprietary software applications. For the year ended December 31, 2001, Cayenta's revenues from consulting services represented 71.1% of its revenues and revenues from sales of its software applications and hosting revenues represented 28.9% of its revenues. Cayenta provides its services primarily on a fixed-time, fixed-price basis and on a time and materials basis. Under its fixed-time, fixed-price contracts, Cayenta recognizes revenues on a percentage-of-completion basis. Cayenta's fixed-time, fixed-price contracts usually require an advance payment from its customer with additional payments due on achievement of specific milestones or on a predetermined schedule. Revenues earned but not yet billed are recorded as unbilled receivables. Under its time and materials contracts, Cayenta is paid at an agreed upon hourly rate for the actual time spent on a customer's projects, and revenues are recorded at the time services are performed. Cayenta recognizes revenues from the sale of its proprietary software when the software is delivered and accepted, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The related software support and maintenance is billed at the beginning of the maintenance period, recognized ratably over the term of the applicable contract and recorded as deferred revenues until recognized. Cayenta has historically derived a significant portion of its revenues from a limited number of customers, and we expect that it will continue to do so during 2002. During 2002, Cayenta intends to continue to reduce its selling, general and administrative expenses as a percentage of revenues.

        Historically, Cayenta's interest expense has related to borrowings from us to fund its acquisitions and working capital requirements. As of December 31, 2001, Cayenta owed approximately $107.9 million to us under a promissory note on which interest accrues at the greater of the rate of 10% per annum or our effective weighted average interest rate under our senior credit facility. Principal under the promissory note is due in December 2004. Our effective weighted average interest rate under our senior credit facility as of December 31, 2001 was 5.0%.

  SureBeam (Discontinued)

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

        Historically, SureBeam's cash requirements have been met primarily through advances from us and from cash flows from operations. In connection with our contribution of the specified assets, liabilities and operations related to our electronic food irradiation business to SureBeam in August 2000, SureBeam assumed the cumulative advances of approximately $39 million, as evidenced by a subordinated, unsecured promissory note payable to us. Under this note, we agreed to lend SureBeam a maximum of $75 million. The promissory note had a maturity date of August 2005 and bore interest, payable quarterly, at the greater of the rate of 10% per annum or our effective weighted average interest rate under our senior credit facility. Our effective weighted average interest rate under our senior credit facility as of December 31, 2001 was 5.0%. On December 31, 2001, $2.0 million of the note was exchanged for 190,385 Class B common shares of SureBeam, at $10.505 per share, the fifteen day trading average of SureBeam stock as of December 30, 2001. As of December 31, 2001, SureBeam had approximately $73.0 million in principal outstanding under the note. On February 13, 2002, the remaining outstanding balance on the note of $73.0 million was exchanged for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam, at $9.521 price per share, the twenty day trading average of SureBeam stock as of February 12, 2002.

  Emerging Technologies and Businesses

        Emerging Technologies and Businesses pursues commercial applications for technologies originally developed by Titan. This segment's operating activities consist primarily of various early stage or developing commercial businesses in which we hold equity interests, including, in some cases, less than 20% equity interests. The businesses included in Emerging Technologies and Businesses may change over time as we develop new commercial applications and transition those applications into businesses in which we hold a minority or controlling equity interest that becomes included in Emerging Technologies and Businesses. The businesses included in Emerging Technologies and Businesses also change over time when we designate businesses that had been historically included in that segment as stand-alone operating segments and as a result report their results of operations separately or when we sell or spin-off businesses that have previously been included. We also may move businesses that had been historically included in a different operating segment into Emerging Technologies and Businesses when we consider it appropriate to include those businesses' results of operations in Emerging Technologies and Businesses.

        Examples of businesses currently included in our Emerging Technologies and Businesses segment are LinCom Wireless and Titan Scan Technologies, which are both subsidiaries of Titan. LinCom Wireless is a fabless semiconductor company focused on standards-based solutions for wireless connectivity of voice, data, and video in the enterprise and home environments, whose core technologies and expertise were acquired as part of our acquisition of LinCom during 2000 and then further developed by us. Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, which utilize the electron beam process that SureBeam uses for food irradiation. Following the outbreak of anthrax in several major cities in the US, Titan Scan Technologies became known for its efforts to sanitize the mail to remove this bioterrorism threat from treated mail and parcels. In addition to contracting for use of Titan Scan's facility for mail sanitization, the Postal Service also signed a contract with Titan for the purchase of eight mail sanitization systems. Titan Scan has also begun to enter markets for electron beam technology outside of its traditional medical device customer base, including the use of electron beam technology to improve material performance in semiconductors, aerospace composites, wire and cable, plastics and packaging films.

        In 1996, we contributed the core technology to form Servnow! NetTechnologies, Inc., which later became known as IPivot. In October 1999, as a result of the acquisition by Intel Corporation of IPivot, we received approximately $41.8 million for our approximate 8% equity interest, which was reported as a gain in 1999. We received an additional $3 million in October 2000 as final consideration for our equity interest, which was recorded as a gain in 2000, net of expenses.

        During 2000, AverStar, prior to our acquiring AverStar, acquired MJR Associates, Inc. or MJR, a provider of information technology staffing solutions to major corporations, through a stock purchase for a purchase price of $9.6 million plus contingent consideration of up to $3.75 million based upon the company's performance during 2000. The $3.75 million in contingent consideration was paid in April 2001. MJR's operations are included in Emerging Technologies and Businesses as part of our AverCom business. The excess of our purchase price for MJR over the estimated fair market value of the assets acquired, including the contingent consideration, which has been amortized on a straight line basis over 20 years, was approximately $11.2 million as of December 31, 2001, and is reflected as Goodwill in the accompanying consolidated balance sheet.

        In June 2000, e-tenna Corporation was formed to facilitate the transfer of an antenna technology originally designed for government and military customers to the commercial wireless market. Titan's initial investment of approximately $0.6 million in e-tenna in 2000 consisted of its contribution of certain intellectual property and patents. As of December 31, 2001, Archery Capital and other investors invested a total of $9.9 million for common and voting preferred stock, and Titan invested $5.8 million in non-voting preferred stock and $0.4 million in common stock. Through February 28, 2002, Titan paid $1.9 million in satisfaction of its commitment to acquire additional non-voting preferred stock. As of December 31, 2001, Titan's investment of approximately $6.8 million is included in the accompanying consolidated balance sheet in Other Assets, and is reflected under the cost method. As of February 28, 2002, Titan's investment in e-tenna represented approximately 58.7% of the total equity of e-tenna and approximately 29.1% of the voting power of e-tenna.

Deferred Compensation

        We and each of our SureBeam and Cayenta subsidiaries have recorded deferred compensation as follows:

        Titan.  Option grants to our employees in 1999 exceeded the remaining common shares available under our stock option plans. Our stockholders approved our 2000 Employee and Director Stock Option and Incentive Plan on May 30, 2000. The option grants in 1999 that were in excess of the shares available under our stock option plans at the time of their grant were placed under the 2000 stock option plan following its approval by our stockholders. Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB Opinion No. 25), the approval date for the 2000 stock option plan becomes the grant date for purposes of comparing the market value of the shares covered by those option grants against those options' exercise price. This resulted in deferred compensation of $15.6 million in 2000. The deferred compensation is being amortized to expense over the four-year vesting period of the applicable option grants, including $4.9 million and $3.9 million expensed in 2000 and 2001, respectively. Unamortized deferred compensation as of December 31, 2001, was $6.3 million.

        SureBeam (Discontinued).  During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share. These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price. The deferred compensation is amortized over the vesting period of the underlying options which is four years. Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999. During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million. SureBeam also recorded $78.6 million as deferred compensation at the time its initial public offering closed reflecting the difference between the fair value of the options on the date of grant and the initial public offering price of $10.00 per share. This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time its initial public offering closed, with the balance being recognized over the remaining vesting period of the options of up to four years. For the year ended December 31, 2001, approximately $54.3 million of deferred compensation was expensed, with a remaining balance of approximately $26.9 million to be amortized in future periods over the remaining vesting period.

        Cayenta.  Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000. Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of approximately $1.2 million and is amortizing this deferred charge to expense over the four-year vesting period of these options.

Consolidated Financial Data

	Year Ended December 31,
	2001	2000	1999
Revenues	$1,132,052	$1,008,003	$805,392
Cost of revenues	844,859	742,294	608,736
Selling, general and administrative	223,805	202,118	130,985
Research and development	13,039	11,762	6,690
Acquisition and integration related charges and other	36,768	39,358	(28,686)

Operating profit	13,581	12,471	87,667
Interest expense, net	34,952	32,399	17,356
Income tax provision (benefit)	(347)	(3,712)	26,778
Minority interests	6,826	4,127	—
Loss from discontinued operations, net	(84,416)	(1,895)	(5,776)
Extraordinary loss from early extinguishments of debt, net	—	(4,744)	—

Net income (loss)	$(98,614)	$(18,728)	$37,757

As a Percentage of Revenues

	Year Ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.6	73.6	75.6
Selling, general and administrative	19.8	20.1	16.3
Research and development	1.2	1.2	0.8
Acquisition and integration related charges and other	3.2	3.9	(3.6)

Operating profit	1.2	1.2	10.9
Interest expense, net	3.1	3.2	2.1
Income tax provision (benefit)	(0.0)	(0.4)	3.3
Minority interests	0.6	0.4	—
Loss from discontinued operations, net	(7.4)	(0.2)	(0.8)
Extraordinary loss from early extinguishments of debt, net	—	(0.5)	—

Net income (loss)	(8.7)%	(1.9)%	4.7%

Segment Financial Data

	Year Ended December 31,
	2001	2000	1999
Titan Systems
Revenues	$918,978	$796,202	$689,513
Operating profit	63,564	28,462	43,469
Titan Wireless
Revenues	92,748	81,450	27,325
Operating profit	5,219	11,644	5,063
Software Systems (Cayenta)
Revenues	58,283	77,435	45,922
Operating profit (loss)	(37,438)	(18,028)	6,962
Emerging Technologies and Businesses
Revenues	62,043	52,916	42,632
Operating profit	1,190	6,683	46,590
Corporate	(18,954)	(16,290)	(14,417)

Total Revenues	$1,132,052	$1,008,003	$805,392
Total Operating Profit	$13,581	$12,471	$87,667

	Year Ended December 31,
	2001	2000	1999

Segment Revenues as a Percentage of Total Revenues:
Titan Systems	81.2%	79.0%	85.6%
Titan Wireless	8.2	8.1	3.4
Software Systems (Cayenta)	5.1	7.7	5.7
Emerging Technologies and Businesses	5.5	5.2	5.3

	100.0%	100.0%	100.0%

        On October 1, 2000, we formed a new business unit, Titan Scan Technologies, within our Emerging Technologies and Businesses segment. The new business unit encompasses all of our medical equipment sterilization operations, which were previously a part of SureBeam, and prior to the initial public offering of SureBeam, was reported as part of the results of operations of the SureBeam segment. Accordingly, our discontinued SureBeam business is comprised entirely of our electronic food irradiation business. The financial information included in this document has been restated to reflect this change in our segment accounting.

        The 2000 and 2001 results of operations presented for our Software Systems segment include only the results of operations of our Cayenta subsidiary. Prior to 2000, the results of operations presented for our Software Systems segment include the results of operations for our Year 2000 business as well as, following its formation, our Cayenta subsidiary.

        On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service ("IRS") seeking approval of the tax-free distribution. Titan filed the letter ruling request and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan have been restated to reflect SureBeam as a discontinued business for all periods presented.

Results of Operations

Fiscal Years Ended December 31, 1999, 2000 and 2001

Revenues

        Consolidated.   Our consolidated revenues increased from $805.4 million in 1999 to $1.0 billion in 2000 and from $1.0 billion in 2000 to $1.1 billion in 2001. Increased revenues of $122.8 million, $11.3 million, and $9.1 million were reported across our Titan Systems, Titan Wireless and Emerging Technologies and Businesses segments, respectively in 2001. Revenue growth in 2001 was primarily attributable to internal revenue growth in certain of our information and intelligence solutions and logistics management businesses in our Titan Systems segment, as well as to a lesser extent, the impact of the acquisitions of Datron Systems, Inc. ("Datron") and BTG, Inc. ("BTG") made in 2001 in our Titan Systems segment, and to a lesser degree increased service revenues generated by Titan's consolidated joint venture, Sakon LLC ("Sakon") in our Titan Wireless segment and revenues generated on Titan's new contract with the United States Postal Service (USPS) to provide mail sanitization systems in our Emerging Technologies and Businesses segment. These increases were partially offset by reduced revenues in Cayenta, resulting from slower corporate spending on commercial information technology services.

        Revenue growth in 2000 was in part attributable to the impact of the acquisitions of SenCom Corporation ("SenCom"), Pulse Engineering ("Pulse") and LinCom Corporation ("LinCom") made in 2000 in our Titan Systems segment, the acquisitions of JB Systems, Inc. doing business as Mainsaver, Assist Cornerstone Technologies, Inc. ("Assist") and SFG Technologies, Inc. ("SFG") made in the fourth quarter of 1999 by Cayenta and other new business in our Software Systems (which includes Cayenta) segment, and continued shipments of hardware to our customer in Benin, Africa in our Titan Wireless segment, in which we built a telecommunications system for the national telephone company.

        Titan Systems.   Titan Systems' revenues increased from $689.5 million in 1999 to $796.2 million in 2000 and from $796.2 million in 2000 to $919.0 million in 2001. The increase in 2001 reflects strong demand from the Air Force for information solutions support, and from the Army for acquisition and logistics management, systems engineering for intelligence agencies, software test and evaluation, and a variety of other technical services, as well as assisting the Navy in transformation initiatives, coupled with the impact of the acquisitions of Datron and BTG in the last half of 2001. The increase in 2000 reflects the impact of the acquisitions of SenCom, Pulse and LinCom, as well as the acquisitions of System Resources Corporation ("SRC") and Atlantic Aerospace Electronics Corporation ("AAEC") made in mid 1999. In addition, to a lesser degree, 2000 revenues were impacted by increased production of Titan Systems' compact infantry signal intercept systems and increased demand for signal processing antennas, as well as increased demand for systems design and integration services from the Air Force, Army and intelligence community.

        Titan Wireless.   Titan Wireless' revenues increased from $27.3 million in 1999 to $81.4 million in 2000 and from $81.4 million in 2000 to $92.7 million in 2001. Increased service revenues in 2001 of $17.5 million generated by Titan's consolidated joint venture, Sakon, in Latin America, Africa, and the Middle East, and increased revenues of $17.2 million in new international business, primarily in certain countries in Africa, were offset by reduced revenues of approximately $23.4 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunication of Benin ("OPT"), as Titan Wireless completed the system during 2001. The revenues in 2001 recorded on this project are a result of the expansion of the original project to include: increased GSM lines, expansion of the capacity and capability of the VSAT sites and an overall increase of lines in the country of Benin. The increase in 2000 revenues was due primarily to Titan Wireless's contract with the OPT, and, to a lesser extent, the increased services revenues generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East.

        Software Systems (including Cayenta).   Software Systems' revenues increased from $45.9 million in 1999 to $77.4 million in 2000 and decreased from $77.4 million in 2000 to $58.3 million in 2001. The decrease in 2001 was driven by slower corporate spending on commercial information technology services and e-business software applications, which resulted in reduced demand for Cayenta's services and products. The increase in 2000 was primarily driven by software license revenues from e-commerce, asset management and revenue cycle management applications principally generated by the companies acquired by Cayenta in the fourth quarter of 1999, as well as by growth in Cayenta's enterprise application business, including new work on an international systems integration project which contributed approximately $9 million. Revenues from one federal agency accounted for approximately $8.5 million, $5.8 million and $16.2 million of Software Systems' revenues during 1999, 2000 and 2001, respectively.

        Emerging Technologies and Businesses.   Emerging Technologies' revenues increased from $42.6 million in 1999 to $52.9 million in 2000 and from $52.9 million in 2000 to $62.0 million in 2001. The increase in 2001 is related to revenues of approximately $16.4 million generated on Titan's new contract with the U.S. Postal Service to provide mail sanitization systems, partially offset by reduced revenues resulting from reduced demand in our AverCom business, which was affected by slower corporate spending on commercial information technology services similar to Cayenta, and reduced demand in our digitized fingerprint business. The increase in 2000 was principally a result of the acquisitions of MJR and LinCom Wireless, a part of LinCom, in March 2000.

Selling, General and Administrative

        Our SG&A expenses increased from $131.0 million in 1999 to $202.1 million in 2000 and from $202.1 million in 2000 to $223.8 million in 2001. SG&A, as a percentage of revenues, increased from 16.3% in 1999 to 20.1% in 2000 and decreased from 20.1% in 2000 to 19.8% in 2001. The decrease in 2001 was due in part to reduced goodwill amortization from $27.5 million in 2000 to $26.6 million in 2001 and reduced deferred compensation from $5.5 million in 2000 to $4.3 million in 2001. Excluding the goodwill amortization and deferred compensation, SG&A increased slightly from 16.8% in 2000 to 17.0% in 2001, reflecting increases in bid and proposal activity in our Titan Systems segment as well as increased infrastructure costs in our Titan Wireless segment. The increase in 2000 is due to increased goodwill amortization of $19.0 million, as well as an increase in deferred compensation of $5.5 million. Excluding the impact of the amortization and deferred compensation, SG&A increased from 15.2% in 1999 to 16.8% in 2000.

Research and Development

        Our R&D expenses increased from $6.7 million in 1999 to $11.8 million in 2000 and from $11.8 million in 2000 to $13.0 million in 2001. The increased R&D expenditures in 2001 were primarily related to development of software reprogrammable modems and network control software in our Titan Systems segment. The increased R&D expenditures in 2000 were principally incurred in our Software Systems segment to web enable and to develop added features and functionality for certain of our software applications within Cayenta, and to a lesser degree, to develop the next generation Xpress Connection product within our Titan Wireless segment.

Acquisition and Integration Related Charges and Other

         Acquisition and integration related charges and other for the years ended 2001, 2000 and 1999 are described in more detail below (amounts in millions):

	December 31,
	2001	2000	1999
Employee termination costs	$8.6	$7.6	$3.1
Elimination of duplicate facilities and assets	4.6	4.1	3.4
Acquisition related transaction costs	—	11.6	—
Other costs	1.8	2.7	—
Non-cash asset impairments	18.8	15.5	2.1
Pre-acquisition contingencies	3.0	—	4.5
Net cash proceeds on sale of investment	—	(2.1)	(41.8)

	$36.8	$39.4	$(28.7)

         At December 31, 2001, a total of $1.3 million of liabilities remained on the accompanying consolidated balance sheet in Other Accrued Liabilities, related primarily to restructuring activities initiated in 2000 and 2001. We anticipate that the remaining liabilities will be paid in 2002.

Fiscal 2001 Charges

        Acquisition and integration related charges and other of $36.8 million in 2001 were comprised of costs of $12.2 million related to the integration of ACS and AverStar, and a realignment of business around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters have been resolved in 2001.

        Included in acquisition and integration related charges and other is $21.3 million related to the restructuring of Cayenta (which is included in our Software Systems segment). As a result of reduced corporate spending on corporate information technology services and e-business software applications, we developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce, resulting in a charge of approximately $2.9 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software designed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

         Also included in the acquisition and integration related charges and other is a charge of $0.5 million of employee termination costs and $2.0 million of restructuring costs incurred in the Titan Wireless segment related to certain organizational changes within that business unit and the elimination of the internal product development group, including $1.3 million of employee termination costs. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Businesses segment related to a reduction in workforce in AverCom resulting from the same economic conditions which impacted demand for corporate information technology services at Cayenta.

Fiscal 2000 Charges

        Acquisition related charges of $39.4 million in 2000 include costs of $30.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investing banking, financial printing and other direct costs. Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets were impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, $3.8 million of costs to eliminate duplicate facilities and assets and a valuation allowance of $10.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles.

        Included in acquisition related charges is $8.3 million related to the merger with AverStar. These costs consisted of approximately $2.5 million of direct transaction costs, approximately $5.5 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million. The acquisition related charges in the year ended December 31, 2000 also include $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of Cayenta which was subsequently withdrawn by the Company in February 2001. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banker, financial printing, and other direct costs. Also included in acquisition related charges is a net $2.1 million gain resulting from the final consideration from the sale of the Company's approximate 8% equity interest in IPivot, which was sold in October of 1999.

Fiscal 1999 Charges

        Acquisition and related charges in 1999 were $13.1 million, which included approximately $4.5 million of legal costs and approximately $8.6 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.0 million for severance, outplacement and relocation costs related to approximately 31 employees across the Company, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices.

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

Operating Profit

        Consolidated. Our operating profit decreased from $87.7 million in 1999 to $12.5 million in 2000 and increased from $12.5 million in 2000 to $13.6 million in 2001. Our operating profits have been significantly impacted by a number of factors in each of 1999, 2000 and 2001. The 2001 operating results include the integration related charges and other of $36.8 million noted above, the 2000 operating results include the net acquisition charge of $39.4 million noted above, and the 1999 operating results include a net credit of $28.7 million, reflecting a $41.8 million gain we realized on the sale of our minority ownership interest in IPivot, net of $13.1 million of acquisition, integration, and reorganization costs. In addition, the decrease in operating profit from 1999 to 2000 was impacted by the increase in goodwill amortization from $8.6 million in 1999 to $27.5 million in 2000, as well as the $5.5 million in deferred compensation in 2000, up from $0 in 1999. Amortization of goodwill and deferred compensation were $26.6 million and $4.3 million, respectively, in 2001. Excluding the impact of the acquisition related charges, amortization of goodwill and the deferred compensation, operating profit increased from $67.5 million in 1999 to $84.9 million in 2000 and decreased from $84.9 million in 2000 to $81.3 million in 2001.

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

        Titan Systems. Titan Systems' operating profit decreased from $43.5 million in 1999 to $28.5 million in 2000 and increased from $28.5 million in 2000 to $63.6 million in 2001. The operating results for 1999, 2000 and 2001 include acquisition and integration related charges and other of $5.5 million, $38.8 million, and $12.2 million, respectively. The 2001 integration related charges were related to the continued integration of ACS and AverStar, and a realignment of businesses around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities. The 2000 acquisition related charges were incurred to consummate the ACS and AverStar acquisitions, as well as for certain activities to integrate these businesses into Titan Systems. The 1999 acquisition related costs were primarily comprised of costs to eliminate duplicate facilities, estimated costs to integrate and consolidate employee benefit plans and employee termination costs. Included in 1999, 2000 and 2001 operating results is amortization of goodwill of $7.9 million, $9.6 million and $9.7 million, respectively. Excluding the impact of these charges and the amortization of goodwill, Titan Systems' operating income increased from $56.9 million in 1999 to $76.9 million in 2000 and from $76.9 million in 2000 to $85.5 million in 2001. Operating income in 2000 and 2001 increased primarily due to the increased revenue volume discussed previously.

         Titan Wireless. Titan Wireless' operating performance increased from operating profit of $5.1 million in 1999 to $11.6 million in 2000 and decreased from $11.6 million in 2000 to $5.2 million in 2001. Included in the 2001 operating results is amortization of goodwill of $1.5 million as well as a charge of $2.5 million, comprised of $2.0 million of restructuring costs related to the elimination of the internal product development group and $0.5 million for employee termination costs. The 2000 operating results include amortization of goodwill of approximately $0.5 million. Excluding the impact of these charges and the amortization of goodwill, operating profit increased from $5.1 million in 1999 to $12.1 million in 2000 and decreased from $12.1 million in 2000 to $9.2 million in 2001. The reduced operating profit in 2001 was a result of increased investment in the development of Titan Wireless' corporate retail business and new very small aperture terminal ("VSAT") development costs.

        Software Systems (including Cayenta). Software Systems' operating profit decreased from $7.0 million in 1999 to an operating loss of $18.0 million in 2000 and from an operating loss of $18.0 million in 2000 to an operating loss of $37.4 million in 2001. Included in the 2001 operating results is a charge of $21.3 million for restructuring costs of Cayenta which reflected the Company's plan to restructure Cayenta to respond to reduced corporate spending on commercial information technology services and e-business software applications described previously. Included in the 2000 operating results is a $2.7 million charge reflecting the direct transaction costs related to the withdrawn registration statement for Cayenta. Included in the 1999 operating results is a $2.1 million charge related to reorganization and restructuring costs we incurred primarily during the fourth quarter to restructure and wind-down our Year 2000 business unit. Employee termination costs, facilities costs and lease termination costs comprised a substantial portion of this charge. Included in 1999, 2000 and 2001 operating results is a deferred compensation charge of $0, $0.6 million and $0.4 million, respectively, and goodwill amortization of $0.6 million, $16.9 million and $14.1 million in 1999, 2000, and 2001, respectively. Excluding the impact of charges noted previously, the deferred compensation charge and the amortization of goodwill, Software Systems' operating profit decreased from $9.7 million in 1999 to $2.1 million in 2000 and from $2.1 million in 2000 to an operating loss of $1.6 million in 2001. The decline is a result of the decrease in revenues, particularly due to the reduced demand of the higher margin software applications business.

        Emerging Technologies and Businesses. Emerging Technologies' operating results decreased from operating profit of $46.6 million in 1999 to $6.7 million in 2000 and decreased from $6.7 million in 2000 to $1.2 million in 2001. Included in the 2001 operating results is a charge of $0.8 million related to restructuring activities at AverCom, primarily employee termination benefits resulting from decreased demand for services provided by AverCom, which has also been affected by economic conditions and changes in the commercial information technology services market. Included in the operating results of 1999 and 2000 is a $41.8 million gain and a net $2.1 million gain, respectively, resulting from the sale of the Company's approximate 8% equity interest in IPivot. The Company sold its interest in IPivot in October 1999, for which the final consideration was paid in October 2000. Included in operating results for 2000 and 2001 is amortization of goodwill of $0.6 million and $1.2 million, respectively. Excluding the amortization of goodwill and the gains from IPivot, net of an approximate $0.2 million charge for reorganization costs in 2000, and the restructuring costs of AverCom in 2001, operating profit increased from $4.8 million in 1999 to $5.2 million in 2000 and decreased from $5.2 million in 2000 to $3.2 million in 2001. The primary causes for the decrease in operating profit in 2001 were the decreased demand at AverCom and increased development expenditures in our LinCom Wireless business, partially offset by operating profit generated from Titan's contract with the USPS to provide mail sanitization systems.

Interest Expense, Net

        Our net interest expense increased from $17.4 million in 1999 to $32.4 million in 2000 and from $32.4 million in 2000 to $35.0 million in 2001. Net interest expense has increased over 1999, 2000 and 2001, primarily as a direct result of the increased level of our borrowings, to primarily fund the growth in the various segments, and to fund the acquisitions made in our Titan Systems segment during 1999, 2000 and 2001 and in our Software Systems segment during 1999. Our increased effective interest rate in 2000 also resulted in increased interest expense in 2000. In addition, net interest expense in 2000 increased due to the issuance of our Remarketable Term Income Deferrable Equity Securities or HIGH TIDES. Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $88.8 million at a weighted average interest rate of 7.9% during 1999, $196.9 million at a weighted average interest rate of 10.5% during 2000 and $337.3 million at a weighted average interest rate of 7.5% during 2001. Also included in interest expense is interest on our deferred compensation and retiree medical obligations. Interest expense related to these items was $1.1 million for 1999, $0.6 million for 2000 and $0.7 million for 2001.

Income Taxes

        Consolidated income taxes reflect effective rates of a provision rate of 38% in 1999 and a benefit rate of 19% and 2% in 2000 and 2001, respectively. The reduced rate for the tax benefit in 2000 and 2001 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

Net Income (Loss)

        We reported net income of $37.8 million in 1999 and a net loss of $18.7 million in 2000 and a net loss of $98.6 million in 2001. Included in net income (loss) for 1999, 2000 and 2001 are net losses from discontinued operations of $5.8 million, $1.9 million and $84.4 million, respectively. The discontinued operations in these years include SureBeam, and to a lesser degree, our access control systems business and the disposal of our commercial information security and assurance business, as well as operations discontinued by certain of the companies acquired by us during 2000. Included in the net loss for 2000 is an extraordinary loss of $4.7 million, net of tax, related to the early extinguishments of AverStar's credit facility in the second quarter of 2000 and our credit facility with Scotia Bank in the first quarter of 2000. Also included in the 2000 and 2001 net loss is goodwill amortization of $27.5 million and $26.6 million, respectively, a deferred compensation charge of $5.5 million and $4.3 million, respectively, and acquisition and integration related charges and other of $39.4 million and $36.8 million, respectively. Also included in the 1999 net income is a net acquisition related credit of $28.7 million, and goodwill amortization of $8.6 million.

Liquidity and Capital Resources

    We have used our cash and cash equivalents principally to fund acquisitions and investments, capital expenses and working capital. We fund our cash requirements principally from borrowings from under our senior credit facility, proceeds from the sale of our securities, and to a lesser degree, from cash flows from our core government operations. Net cash flow from our continuing operations used $23.9 million, primarily resulting from an increase in accounts receivable balances of $69.7 million, with the most notable increases in our Titan Wireless and Titan Systems segments.

    Our investing activities used cash of $144.4 million in 2001, primarily to finance acquisitions of $90.4 million and equity and other investments of $24.1 million, and to fund capital expenditures of $24.8 million, with the most significant capital expenditures in our Titan Wireless segment to develop its retail fixed wireless service business. Our financing activities provided cash of $174.2 million, reflecting increased borrowings of $66.9 million on our credit facility as well as the net proceeds of $136.2 million from the sale of our common stock in a public offering, net of a reduction of debt of approximately $38.3 million, primarily reflecting our pay-off of BTG's existing debt at the time of acquisition. The exercise of Titan stock options also provided $11.4 million.

    On February 23, 2000, we entered into a credit agreement for $275 million of financing from a syndicate of commercial banks. The credit facility also allowed us to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on our $190 million credit facility arranged by Bank of Nova Soctia in June 1999. The credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries, other than, in each case, SureBeam and our foreign operations. SureBeam ceased being a guarantor and having its assets pledged as collateral for the credit facility following the completion of its initial public offering on March 16, 2001. The $425 million credit facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in a aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize beginning in the credit facility's second year, which began with the quarter ended June 30, 2001 and ends with the quarter ending March 31, 2002, as follows:  2.5% quarterly in the third and fourth quarters of year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility, 7.5% quarterly in the first and second quarters of year six of the credit facility and 10% in the third quarter of year six of the credit facility and on the sixth anniversary of the closing date of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and began amortizing in the credit facility's first year, which began with the quarter ended June 30, 2000 and ended with the quarter ended March 31, 2001, with the following amortization schedule:  0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for the first three quarters of year seven of the credit facility and on the seventh anniversary of the closing date of the credit facility. Under each of the term loan facilities and the revolving facility, we have the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA, or earnings before interest and taxes and depreciation and amortization. The agreement contains financial covenants that set maximum debt to EBITDA limits and require us to maintain minimum interest and fixed charge coverages and levels of net worth.

    At December 31, 2001, total borrowings outstanding under our credit facility were $330.0 million at a weighted average interest rate of 5.0%. Commitments under letters of credit were $13.9 million at December 31, 2001, $9.1 million of which reduce availability of our working capital line, resulting in $75.9 million of availability on our working capital line at December 31, 2001. Of the total borrowings, $12.8 million was short-term.

    On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003. The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000. Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa have collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels, which is anticipated to occur in mid to late 2002. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for. As of December 31, 2001, approximately $42.5 million was drawn on this facility, and has been used to reduce the related receivable balance due from the OPT related to subcontract costs. In October 2000, we collected an $18 million receivable from an African group related to the sale of a portion of our economic interest, net of all fixed equipment payments, in the revenue sharing of this project. As of December 31, 2001, the outstanding receivable balance due on this contract was approximately $50.7 million. Management believes that the appropriate insurance policies are in place to cover risk related to loss of equipment in certain foreign countries.

    In relation to our investment in Ivoire Telecom, we provided equipment with an approximate aggregate value of $4.5 million and we committed to provide up to a maximum of $35 million for capital expenditures to build out the Ivoire Telecom network. At December 31, 2001, this maximum commitment has been substantially funded, resulting in an investment balance of approximately $50.0 million, which includes our initial equity investment of approximately $10.5 million and equipment we provided. Our investment is reflected in Other Assets in the accompanying consolidated balance sheet. In addition, in connection with our agreement to acquire an additional 30.0% equity interest in Sakon, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remaining $3.75 million is expected to be satisfied by issuance of Titan common stock later in 2002.

    There are no Titan guarantees of debt, either directly or indirectly, associated with Ivoire Telecom or Sakon or any other unconsolidated subsidiaries other than approximately $2.0 million of equipment financing.

    As part of our strategy of seeking external financing to grow our commercial businesses, our discontinued SureBeam subsidiary completed its initial public offering of its common stock on March 16, 2001 and raised gross proceeds of $67 million. We extended a credit facility for up to a maximum of $75.0 million under which SureBeam owed us approximately $73.0 million as of December 31, 2001. On December 31, 2001, $2.0 million of the note was exchanged for common stock of SureBeam, at $10.505, the fifteen day trading average of SureBeam stock as of December 30, 2001, which resulted in the exchange for 190,385 Class B common shares of SureBeam. As of December 31, 2001, SureBeam had approximately $73.0 million in principal outstanding under the note. On February 13, 2002, the remaining outstanding balance on the note of $73.0 million was exchanged for equity of SureBeam, at $9.521 per share, the twenty day trading average of SureBeam stock as of February 12, 2002, which resulted in the exchange for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam.

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution. Titan has filed the letter ruling request, and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. The Company has obtained approval from its senior lenders to extend $25 million of this credit facility, and expects to obtain the consent of its lenders for the remaining $25 million prior to the spin-off of SureBeam. In addition, Titan and SureBeam are negotiating other customary agreements in connection with the planned spin off of SureBeam.

    On July 26, 2001 we sold 8,048,685 shares of our common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share. We received approximate aggregate proceeds from the offering of $137.6 million, net of underwriters' commissions, in July 2001. Transaction expenses related to the offering were approximately $1.4 million. We used the net proceeds from this offering to fund acquisitions, capital expenditures and other investments. In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which we received proceeds of $3.0 million.

    Funding for the advancement of our strategic goals, including acquisitions and continued investment in targeted commercial businesses and start-up ventures and capital expenditures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility and other available cash sources. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations, specifically the investment required in fiscal 2002 to further grow its commercial businesses, and the financing sources available to achieve our goals in each business area.

Long-Term Debt and Other Commitments

    Our contractual cash obligations as of December 31, 2001, including principal maturities of long-term debt and other commitments, were as follows, excluding contingent obligations and interest:

	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt: Senior credit facility	$12,813	$16,562	$20,313	$280,312	$—	$—	$330,000
Other	1,413	948	963	416	540	2,745	7,025
HIGH TIDES (1)	—	—	—	—	—	250,000	250,000

Other commitments: Operating leases	37,296	28,940	21,118	18,163	16,185	39,155	160,857
Capital leases	527	393	249	473	15	1	1,658
Investment in e-tenna	1,914	—	—	—	—	—	1,914
SureBeam license agreement	4,000	—	—	—	—	—	4,000
Total contractual cash obligations	$57,963	$46,843	$42,643	$299,364	$16,740	$291,901	$755,454

(1)  The HIGH TIDES has a remarketing feature beginning approximately five years after the date of issuance, at which time we may elect to refinance or retire the HIGH TIDES. See Note 8 to the accompanying consolidated financial statements.

Critical Accounting Policies

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

    Allowance for doubtful accounts.   We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, our customers' credit-worthiness, changes in government funding on certain of our contracts and adjustments that may arise from audits by the Defense Contract Audit Agency ("DCAA") of certain of our government contracts. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss. The likelihood of a material loss to Titan on an uncollectible account in our commercial business would be principally dependent on a deterioration in economic and/or political conditions in a particular country, such as Benin, Africa, in which our receivables due from the government controlled phone company of Benin may be impacted.

    Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our provisions for doubtful accounts may be impacted. Due to a high degree of diversification in our government business, where any one contract accounts for no more than 2 percent of Titan Systems' annual revenues, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

    Inventory adjustments.    Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

    Valuation of goodwill, intangible and other long-lived assets.    We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries, particularly Africa, in which we have investments.

    Benefit plans.    We provide for postretirement benefit obligations of operations discontinued in prior years for former employees and for certain current senior executive officers. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs, all assumptions our actuaries rely upon in preparing their estimates for us. Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these postretirement benefit obligations. As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these postretirement obligations.

    Valuation of deferred income taxes.   Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

    Estimated losses from discontinued operations.   We provided for an accrual for the estimated loss on our discontinued SureBeam business based upon management's estimates of the estimated operating losses to be incurred by SureBeam from the date we adopted our plan to spin off SureBeam on October 16, 2001, through October 16, 2002, as well as estimated spin-off related costs. To the extent that the actual operating losses incurred by SureBeam differ from the estimates we used to calculate our estimated loss on disposal and to the extent that the estimated spin-off costs differ from the actual costs we incur, the loss from discontinued operations may change.

    Revenue recognition.    We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as units are delivered, in accordance with Statement of Position 81-1. Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In 2001, approximately 16.0% of Titan Systems' revenues were generated by fixed price contracts, which are generally recognized using the percentage-of-completion method. The remaining 84.0% of Titans Systems' revenues in 2001 were generated by cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

    Accounting for business combinations.    Since February of 2000, we have acquired two companies (ACS and AverStar), that have been accounted for under the pooling of interests method of accounting. To qualify for the pooling of interests method, criteria relating to the attributes of the combining companies prior to the combination, the manner of combining the companies and the absence of certain planned transactions after the combination must be met. Under the pooling of interests method, the value of the assets and liabilities of the combined companies are carried forward at their recorded amounts and the reported income for all periods prior to the combination are combined and restated as if the combination had occurred at the beginning of the period presented.

    If the criteria for pooling of interests accounting treatment are not met, then the purchase method of accounting would have been applied. Under the purchase method of accounting, all assets and liabilities acquired are recorded at their fair values at the date of the acquisition and results of operations are included in the consolidated financial statements from the date of acquisition. Accounting for these two acquisitions under the purchase method of accounting would have resulted in materially different reported results.

    In relation to our allocation of purchase price to the fair value of assets acquired and contingencies assumed in acquisitions accounted for as purchase transactions, management makes estimates of such amounts as the fair value of assets and contingencies assumed. To the extent that the actual values or contingencies may differ from the estimates used, our allocation of purchase price may differ, which may result in a change to the amount of goodwill and/or purchased intangibles.

    Principles of consolidation. Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management's evaluation of the level of our ability to retain and exercise control through decision-making ability and exercise significant influence, as well as our equity ownership interest. In the event that our ability to obtain control and exercise significant influence changes materially from management's evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

Risks Relating to Our Business

        Titan is committed to creating, building and launching technology-based commercial businesses primarily from technologies developed for the government. As part of implementing this strategy, Titan has developed the three commercial businesses known as SureBeam, Titan Wireless and Cayenta, and is in the process of developing and commercializing the technology applications and businesses in Titan's Emerging Technologies and Businesses segment. If the market for irradiation technology for non-food applications fails to develop or Titan Wireless or Cayenta fail to develop and grow as Titan anticipates, or Titan Wireless's and/or Cayenta's principal products and services do not gain market acceptance, Titan's revenues will be less than Titan expects and Titan may be unable to recoup the equity investments and intercompany advances Titan has made to develop and grow those businesses. To grow as currently contemplated, Titan may need to derive an increasing portion of its revenues from its commercial businesses, including the businesses in Titan's Emerging Technologies and Businesses segment. If the markets for some or all of the businesses in Titan's Emerging Technologies and Businesses segment fail to develop and grow as expected, or those markets do develop and grow as expected but those businesses' principal products and services do not meet with market acceptance, Titan's future prospects may suffer. If any of Titan's businesses fail to grow as Titan anticipates, it may not be able to monetize these businesses and enable its stockholders to realize value from that process.

        Titan Wireless

         Titan Wireless's principal strategy is to provide communications services and systems to developing countries primarily in Asia, Africa, the Middle East, Central Asia and Latin America. Titan Wireless's future success will depend substantially on the rate and the extent to which the markets for communications services and systems develop in the developing countries that it targets. Titan cannot guarantee that substantial markets for communications services and systems in these developing countries will ever develop, or if those markets do develop, that Titan Wireless will be able to capture a significant portion of those markets. The development of a market for communications services and systems in a particular developing country will depend upon a variety of factors including whether that country has sufficient resources to support such a market and whether the communications services and systems are offered at an affordable cost to their end users so that adequate traffic can be generated. In certain countries, the competition to provide services may become increasingly competitive which could adversely affect revenue growth and margins.

        Cayenta

        Cayenta's market is characterized by fluctuating demand for its products and services based on overall economic conditions and their impact on government and corporate information technology budgets as well as changes in user sentiment toward particular technologies, technology applications and related services. Cayenta's operating results for the year ended December 31, 2001 were adversely affected by a slowdown in corporate spending on commercial information technology services and e-business software applications. Cayenta's market is also intensely competitive. Cayenta's competitors include numerous companies across various segments of the information technology services and software products markets. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to Cayenta's technologies. The costs to develop and to provide information technology services are relatively low. Moreover, barriers to entry, particularly in the areas of information technology consulting and integrating software applications, are low. Therefore, Cayenta will likely continue to face additional competition from new entrants into its market. If overall economic conditions continue to weaken demand for Cayenta's products and services, or if Cayenta is unable to anticipate and respond effectively to changing market conditions or to compete effectively for any reason, its business will suffer.

        Emerging Technologies and Businesses

        The businesses in Titan's Emerging Technologies and Businesses segment face the ongoing challenges of developing technology applications that anticipate and satisfy customer requirements and achieving market acceptance for those technology applications in new and rapidly changing markets. To the extent these businesses fail to effectively meet either of those challenges, Titan's ability to execute its monetizing strategy and provide increased value to Titan's stockholders will be diminished.

Titan has a limited history of commercializing new technologies and Titan's commercial businesses may not remain or ever become successful.

        In 1991, Titan adopted a strategy of seeking to develop commercial businesses using technology developed for government purposes in Titan's government defense business. SureBeam and the Titan Wireless business are a product of this strategy. For the most part, Titan's commercial businesses are in a relatively early stage of development. These technology-based businesses are subject to risks and uncertainties inherent in companies at these early stages of development, including:

•	the risks that their base technology will become obsolete and that they will fail to respond in a timely and cost-effective manner to rapid technological changes;
•	the risks associated with operating in markets that are subject to a high degree of competition;
•	the risk that they will have inadequate management resources to capitalize on market opportunities and execute their strategy;
•	the risk that they will be unable to manage rapid growth effectively;
•	the risk that they will be unable to execute successfully each portion of their business strategy on schedule;
•	the risk that Titan may not identify markets with sufficient opportunities to justify Titan's investments in products and solutions for these markets;
•	the market and operating risks that are unique to each particular business; and
•	the risk that adequate capital may not be available to fund their continued development.

        Titan balances its investment objectives for each of its businesses with Titan's overall profitability objectives. This balancing is a basic part of Titan's approach to creating and building new commercial businesses and creates the possibility that any or all of Titan's businesses may not grow at the pace or to the level that they otherwise might if they were independent companies. These factors, including the risks identified above, could affect Titan's ability to monetize its investments in its businesses or diminish the value that Titan's stockholders ultimately recognize from those investments.

Titan may make equity investments or intercompany advances which Titan could lose or have to write off.

        Titan has historically funded businesses in its Emerging Technologies and Businesses segment, as well as its other other commercial businesses, with equity investments and/or intercompany advances, and expects to continue to do so in the future. From time to time, we also make investments in businesses that are not controlled by Titan to further our strategic objectives. For example, Titan has advanced $107 million to Cayenta and has invested approximately $50 million in Ivoire Telecom and approximately $6.8 million in e-tenna as of December 31, 2001. At the time Titan makes these investments or advances, these businesses are typically at an early stage of development. If these businesses do not become profitable or Titan is unable to monetize its investments in them, Titan could lose all or a portion of its equity in those businesses and be required to write off some or all of any amounts advanced.

        Titan previously funded its publicly traded subsidiary, SureBeam, through a $75 million subordinated promissory note of which Titan exchanged $73 million on February 13, 2002 for equity of SureBeam at an average price of $9.521 per share and $2 million on December 31, 2001 at an average price of $10.505 per share. Titan has agreed to extend a new $50 million senior secured revolving line of credit to SureBeam. Titan is required to obtain the consent of its lenders under its credit facility in order to extend the credit facility to SureBeam. If Titan does lend money to SureBeam, and if SureBeam does not become profitable, Titan may be required to write off some or all of any amounts advanced.

Titan may not be able to effect the tax-free spin-off of its ownership interest in SureBeam in accordance with its announced plan.

        Titan has filed a request for a letter ruling from the Internal Revenue Service to enable Titan to distribute its remaining ownership interest in SureBeam to Titan's stockholders on a tax-free basis as soon as practical following receipt of a favorable letter ruling. Titan also is seeking consent from its lenders under its credit facility in order to effect the spin-off of SureBeam and Titan cannot be certain that its lenders will authorize this spin-off under these circumstances. Titan may not obtain a favorable letter ruling from the Internal Revenue Service. Further, Titan is not obligated to make such a distribution. However, Titan's board of directors has adopted a plan to spin-off SureBeam and, as a result, Titan has discontinued SureBeam for financial reporting purposes.

Titan's commercial businesses' growth may be impaired because of investment or funding choices Titan makes or because Titan is unable to generate sufficient cash flow or to access capital from external sources.

        Titan typically funds its businesses' growth with equity investments, intercompany advances and/or public or private financing. Titan may choose not to fund potential growth opportunities for its businesses with equity investments or intercompany advances based on risk considerations or Titan's balancing of its investment objectives for those businesses with its overall profitability objectives. In addition, Titan may be unable to fund potential growth opportunities for its businesses to the extent that Titan Systems does not generate sufficient cash flow for Titan to do so or Titan does not otherwise have capital on hand and/or cannot access adequate capital. Titan may also be precluded from funding potential growth opportunities for its commercial businesses with public or private financing based on market conditions. To the extent that Titan is unable to, or chooses not to, provide capital to its commercial businesses to fund potential growth opportunities, Titan's commercial businesses' growth could be impaired.

Market conditions and legal and contractual restrictions may impair Titan's ability to monetize its investments in its commercial technology applications and businesses.

        Titan cannot guarantee that it will be able to monetize any of its investments in its commercial technology applications or businesses, whether through an initial public offering of a subsidiary, a complete spin-off to Titan's stockholders, an outright sale of a subsidiary, or a technology license or sale. Market or competitive conditions may be such that Titan is unable to complete initial public offerings of its subsidiaries or spin-offs of its subsidiaries to Titan's stockholders at valuations that Titan considers appropriate, in which case Titan may choose to delay or forego initial public offerings or spin-offs of these subsidiaries. Based on market or competitive conditions, Titan may also be unable to sell or license its commercial technology applications or sell its businesses at valuations or for other consideration Titan considers appropriate, in which case Titan may choose to delay or forego those sales or licenses. To the extent possible, Titan intends to structure any initial public offerings that its subsidiaries conduct in a manner to preserve the ability to later distribute the stock Titan retains in the subsidiaries to its stockholders on a tax-free basis. Under current law, there are a number of tax and other legal requirements that must be satisfied in order to successfully execute this strategy and Titan cannot guarantee that they will be met. Contractual restrictions may also restrict Titan's ability to successfully execute this strategy. With the exception of Cayenta, Titan's credit facility does not permit its subsidiaries to conduct initial public offerings or, with the exception of Cayenta, allow Titan to distribute the stock of its subsidiaries to Titan stockholders without the consent of the lenders. Titan may distribute the stock of Cayenta to Titan stockholders without the consent of the lenders so long as Titan is in compliance with financial ratios specified in, and not otherwise in default under, its credit facility.

Titan depends on government contracts for a substantial majority of its revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect Titan's revenues and cash flows and Titan's ability to fund its commercial businesses.

        Titan's revenues from U.S. government business represented approximately 76% of Titan's total revenues in 2000, and approximately 80% of Titan's total revenues in 2001. Titan's U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce Titan's revenues and cash flows from U.S. government contracts. Titan's revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense and other federal agency budgets.

        A significant percentage of Titan's products and services are predominantly sold and performed under contracts with various parts of the U.S. Navy or U.S. Air Force or with prime contractors to the U.S. Navy or U.S. Air Force. Although these various parts of the U.S. Navy or U.S. Air Force are subject to common budgetary pressures and other factors, Titan's various U.S. Navy and U.S. Air Force customers exercise independent purchasing decisions. However, because of such concentration of Titan's contracts, Titan is vulnerable to adverse changes in its revenues and cash flows if a significant number of Titan's U.S. Navy or U.S. Air Force contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

    In addition to contract cancellations and declines in agency budgets, Titan may be adversely affected by:

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

        These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts. Any of these actions or any of the other actions described above could reduce Titan's revenues and cash flows and impair Titan's ability to make equity investments in or intercompany advances to Titan's commercial subsidiaries as part of Titan's approach to creating and building new businesses.

Government audits of Titan's government contracts could result in a material charge to Titan's earnings and have a negative effect on Titan's cash position.

        Titan's government contracts are subject to cost audits by the government. These audits may occur several years after completion of the audited work. Titan could have a material charge to its earnings or reduction in its cash position as a result of an audit, including an audit of one of the companies Titan has acquired. Some of Titan's acquired companies did not historically impose internal controls as rigorous as those Titan imposes on the government contracts Titan performs, which may increase the likelihood that an audit of their government contracts could cause a charge to Titan's earnings or reduction in Titan's cash position.

Titan's operating margins may decline under its fixed-price contracts if Titan fails to estimate accurately the time and resources necessary to satisfy Titan's obligations.

        Some of Titan's contracts are fixed-price contracts under which Titan bears the risk of any cost overruns. Titan's profits are adversely affected if its costs under these contracts exceed the assumptions Titan used in bidding for the contract. In 2000 and 2001, approximately 30% of Titan's revenues were derived from fixed-price contracts of which 16% of Titan Systems revenues are derived from fixed-price contracts with the remaining 14% related to our commercial businesses. Often, Titan is required to fix the price for a contract before Titan finalizes the project specifications, which increases the risk that Titan will misprice these contracts. The complexity of many of Titan's engagements makes accurately estimating Titan's time and resources more difficult.

If Titan is not able to retain its contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, Titan's revenues may suffer.

        Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. Titan cannot guarantee that Titan, or if we are a subcontractor that the prime contractor, will win any particular bid, or that Titan will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of Titan's significant contracts or nonrenewal of several of Titan's significant contracts, the imposition of fines or damages, or Titan's suspension or debarment from bidding on additional contracts could result in significant revenue shortfalls.

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely affect Titan's business.

    Titan's defense and commercial businesses must comply with and are affected by various government regulations. Among the most significant regulations are the following:

•	the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;
•	the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	the U.S. Cost Accounting Standards, which impose accounting requirements that govern Titan's right to reimbursement under certain cost-based government contracts;
•	laws, regulations and Executive Orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data; and
•	laws and regulatory requirements relating to satellite communications and other wireless communication systems in the developing countries where Titan Wireless operates.

        These regulations affect how Titan's customers and Titan do business and, in some instances, impose added costs on Titan's businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.

Titan's failure to identify, attract and retain qualified technical and management personnel could adversely affect its existing businesses and its ability to build additional commercial businesses.

        Titan cannot guarantee that Titan will be able to attract and retain the highly qualified technical personnel for each of its segments, including engineers, computer programmers and personnel with security clearances required for classified work, that are necessary for maintaining and growing Titan's existing businesses or building additional commercial businesses. Titan's success also depends to a significant extent on the continued contributions of Titan's management personnel for each of its segments. Titan's ability to build additional commercial businesses in its Emerging Technologies and Businesses segment will depend in part on Titan's ability to attract management personnel from outside Titan with relevant market expertise and management skills, and on Titan's ability to retain and motivate these managers.

Titan competes in highly competitive markets against many companies that are larger, better financed and better known than Titan. If Titan is unable to compete effectively, Titan's business and prospects will be adversely affected.

        Titan's businesses operate in highly competitive markets. Many of its competitors are larger, better financed and better known companies who may compete more effectively than Titan can. Titan's commercial businesses compete against other technologies as well as against companies with similar products and services. In order to remain competitive, Titan must invest to keep its products technically advanced and compete on price and on value added to Titan's customers. Titan's ability to compete may be adversely affected by limits on Titan's capital resources and Titan's ability to invest in maintaining and expanding its market share.

Titan has completed numerous strategic acquisitions and may complete others, which could increase Titan's costs or liabilities or be disruptive.

        Since January 1, 1998, Titan has acquired 17 government information technology businesses, including the recently completed acquisition of Jaycor, Inc., and has entered into a merger agreement to acquire Science and Engineering Associates as part of Titan's strategy of consolidating government information technology businesses. In addition, since January 1, 1999, Titan has acquired five information technology services and solutions companies as part of Cayenta's development of its total services provider offering, and Titan has made investments in a wireless telecommunications company, Ivoire Telecom, and acquired an international voice, data, and internet services provider, and just complete the acquisition GlobalNet, as part of Titan Wireless's business. Several of the businesses that Titan acquired had themselves acquired other businesses prior to their acquisition by Titan. Titan may not be able to complete its proposed acquisition of Science and Engineering Associates or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. The acquisition and integration of new businesses involves risk. The integration of acquired businesses may be costly and may result in a decrease in the value of Titan's common stock for the following reasons, among others:

•	Titan may need to divert more management resources to integration than Titan planned, which may adversely affect Titan's ability to pursue other more profitable activities;
•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

•	Titan may not eliminate as many redundant costs as Titan anticipated in selecting its acquisition candidates; and
•	one or more of Titan's acquisition candidates also may have liabilities or adverse operating issues that Titan failed to discover through its diligence prior to the acquisition.

        Titan intends to continue to look for additional strategic acquisitions. Instability in the U.S. securities markets and volatility in Titan's common stock price may make acquisitions with Titan's common stock more expensive.

Titan may incur significant costs in protecting Titan's intellectual property which could adversely affect Titan's profit margins. Titan's inability to protect its patents and proprietary rights in the U.S. and foreign countries could adversely affect Titan's businesses' prospects and competitive positions.

        As part of Titan's strategy, Titan seeks to protect its proprietary technology and inventions through patents and other proprietary-right protection in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. If Titan is unable to obtain or maintain these protections, Titan may not be able to prevent third parties from using its proprietary rights. In addition, Titan may incur significant expense both in protecting its intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

        Titan assesses the strength of its patent and intellectual property protection for its technologies and products. Despite Titan's assessments and Titan's belief in the strength of its patent protection for particular technologies or products, Titan's patents may not provide effective barriers to entry against competitors in the markets targeted by particular technologies and products because Titan's competitors may develop competing technologies and products that do not infringe upon Titan's patents. Titan also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. Titan is not certain that its pending patent applications will be issued.

        Titan also relies on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Titan has taken measures to protect its trade secrets and know-how, including the use of confidentiality agreements with Titan's employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be sufficient to compensate Titan for damages incurred. Titan generally controls and limits access to, and the distribution of, its product documentation and other proprietary information. Titan also cannot guarantee that other parties will not independently develop Titan's know-how or otherwise obtain access to Titan's technology.

Risks of Titan's international operations, including economic conditions in other countries, could adversely affect the prospects of its Titan Wireless, SureBeam and Cayenta businesses.

        Titan's Cayenta, SureBeam and Titan Wireless businesses each operate in international markets. Through Titan's subsidiary, Titan Wireless, Titan sells communications services and systems primarily in developing countries. Although Titan currently sells its communications services and systems primarily in U.S. dollars, currency devaluations and adverse market conditions in developing countries in the past have and in the future could negatively affect demand for Titan's communications services and systems and, consequently, Titan's revenues for this segment. In addition, Titan may in the future bill for its communications services in local currency. As a result, revenues in this segment may be adversely affected by economic conditions in developing countries. Titan's businesses that operate in international markets also face the possibility of becoming subject to added costs as part of maintaining compliance with varied foreign regulatory requirements. Titan does not believe that the international operations of its existing businesses currently subject it to material risks from fluctuations in currency exchange rates. However, as Titan increases the international operations of its businesses, Titan's risks from fluctuations in currency exchange rates, to the extent Titan bills for its products in foreign currencies, will increase.

    Selling products or services in international markets also entails other market, economic, cultural, legal and political risks, conditions and expenses. These risks include:

•	trade protective measures and import or export licensing requirements or other restrictive actions by foreign governments;
•	reduced protection of intellectual property rights;
•	political and economic instability;
•	difficulties in collecting amounts owed to Titan;
•	difficulties in managing overseas employees and contractors; and
•	changes in applicable laws and regulations, including licensing laws, tax laws and regulations.

        Any one of these factors or other international business risks could adversely affect Titan's financial performance.

The covenants in Titan's credit facility restrict Titan's financial and operational flexibility and Titan's failure to comply with them could have a material adverse effect on Titan's business.

        Titan's credit facility contains covenants that restrict, among other things, Titan's ability to borrow money, make particular types of investments, including investments in Titan's subsidiaries, or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under Titan's credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Titan has pledged substantially all of its consolidated assets and the stock of Titan's subsidiaries to secure the debt under Titan's credit facility, excluding Titan's foreign subsidiaries. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of Titan's subsidiaries. Any event of default, therefore, could have a material adverse effect on Titan's business. Titan's credit facility also requires Titan to maintain specified financial ratios. Titan's ability to meet these financial ratios can be affected by events beyond Titan's control, and Titan cannot assure you that Titan will meet those ratios. Titan also may incur future debt obligations that might subject Titan to restrictive covenants that could affect Titan's financial and operational flexibility or subject Titan to other events of default. Any such restrictive covenants in any future debt obligations Titan incurs could limit Titan's ability to fund its commercial businesses with equity investments or intercompany advances, which would impede Titan's ability to execute its approach to creating and building new businesses.

Titan's operating results may be adversely affected by disruptions in its supply of products and components or services.

        Because Titan's internal manufacturing capacity is limited, Titan uses contract manufacturers. While Titan uses care in selecting its manufacturers, this arrangement gives Titan less control over the reliability of supply, quality and price of products or components than if Titan manufactured them itself. In some cases, Titan obtains products from a sole supplier or a limited group of suppliers. For example, Titan relies upon SureBeam as an exclusive supplier of linear accelerators and SureBeam, in turn, relies on one supplier for some of the key components used to manufacture SureBeam's linear accelerators. Consequently, Titan risks disruptions in its supply of key products and components if Titan's suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect Titan's business, financial condition and results of operations as well as Titan's ongoing product cost structure.

Titan's business is subject to significant environmental regulation. Compliance costs, or any future violations or liability under environmental laws, could harm Titan's business.

        Titan is subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. Titan cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, Titan could be held liable for any damages that result. From time to time, Titan has been notified of violations of government and environmental regulations. Titan attempts to correct these violations promptly without any material impact on Titan's operations. In addition, Titan may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on Titan's business.

Titan's results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of its common stock.

        Titan's revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of its products and services, defense and intelligence budgets, the time it takes for the new markets Titan targets to develop and for Titan to develop and provide products and services for those markets, competition and general economic conditions. Titan's product mix and unit volume, its ability to keep expenses within budgets, its distribution channels and its pricing affect its gross margins. These factors and other risk factors described herein may adversely affect Titan's results of operations within a period and cause Titan's financial results to fluctuate significantly on a quarterly or annual basis. Consequently, Titan does not believe that comparison of its results of operations from period to period is necessarily meaningful or predictive of its likely future results of operations. It is possible that in some future quarter or quarters Titan's operating results will be below the expectations of public market analysts or investors. If so, the market price of Titan's common stock may decline significantly.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services, that the remaining $3.75 million due to Sakon under our agreement to aquire an additional 30% interest will be satisfied by issuance of Titan stock, that it will be able to spin off SureBeam to Titan sharesholders, that Cayenta will continue to reduce its SG&A expenditures, that service revenue levels for the system in Benin will reach certain levels in 2002, and that Titan Systems will continue to provide the largest percentage of our consolidated revenues. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. These risks and uncertainties include the risks associated with the Company's entry into new commercial businesses and new markets that require the Company to develop demand for its product, its ability to execute its spin off strategy, dependence on continued funding of U.S. Department of Defense and Federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, and risk of doing business in developing countries and international markets including foreign currency risks.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments. As of December 31, 2001, we did not hold any material amounts of marketable securities. The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions. As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents and available-for-sale investments.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For terms relating to our long-term debt, see Note 8 of the notes to the accompanying consolidated financial statements.

	2002	2003	2004	2005	2006	Beyond	Total	Fair Value

	(in thousands, except percentages)
Assets: None Liabilities: Long-term debt including debt due within one year:
Fixed rate	$1,413	$948	$963	$416	$540	$2,745	$7,025	$7,025
Average interest rate	7.56%	8.33%	8.32%	8.06%	8.58%	6.97%	7.65%	7.65%
Variable rate (1)	$12,813	$16,562	$20,313	$24,062	$182,500	$73,750	$330,000	$330,000
Average interest rate	6.55%	7.28%	7.28%	7.28%	7.28%	7.28%	7.25%	7.25%
HIGH TIDES (2)	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Fixed Rate rate	—%	—%	—%	—%	—%	5.75%	5.75%	5.75%

(1)  Maturities assume extension of the revolving portion of the Company's senior credit agreement to the end of the term loan maturities. See Note 8 in the notes to the accompanying consolidated financial statements.

(2)  The HIGH TIDES has a remarketing feature beginning approximately five years after the date of issuance, at which time we may elect to refinance or retire the HIGH TIDES. See Note 8 to the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Titan Corporation:

        We have audited the accompanying consolidated balance sheets of The Titan Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Diego, California
February 11, 2002 (except with respect to the matters discussed in Note 2, as to which the date is February 28, 2002 and
      with respect to the matters discussed in
      Note 15, as to which the date is March 21, 2002)

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2001	2000	1999
Revenues	$1,132,052	$1,008,003	$805,392

Costs and expenses:
Cost of revenues	844,859	742,294	608,736
Selling, general and administrative expense	223,805	202,118	130,985
Research and development expense	13,039	11,762	6,690
Acquisition and integration related charges and other	36,768	39,358	(28,686)

Total costs and expenses	1,118,471	995,532	717,725

Operating profit	13,581	12,471	87,667
Interest expense	(36,750)	(35,981)	(18,698)
Interest income	1,798	3,582	1,342

Income (loss) from continuing operations before income taxes, minority interests and extraordinary loss	(21,371)	(19,928)	70,311
Income tax provision (benefit)	(347)	(3,712)	26,778

Income (loss) from continuing operations before minority interests and extraordinary loss	(21,024)	(16,216)	43,533
Minority interests	6,826	4,127	—

Income (loss) from continuing operations before extraordinary loss	(14,198)	(12,089)	43,533
Loss from discontinued operations, net of tax benefit of $6,438, $761 and $2,509	(84,416)	(1,895)	(5,776)

Income (loss) before extraordinary loss	(98,614)	(13,984)	37,757
Extraordinary loss from early extinguishments of debt, net of tax benefit of $1,541	—	(4,744)	—

Net income (loss)	(98,614)	(18,728)	37,757
Dividend requirements on preferred stock	(690)	(692)	(695)

Net income (loss) applicable to common stock	$(99,304)	$(19,420)	$37,062

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.30)	$0.91
Loss from discontinued operations, net of taxes	(1.44)	(0.04)	(0.12)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(1.76)	$(0.43)	$0.79

Weighted average shares	58,793	52,717	47,094

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.30)	$0.81
Loss from discontinued operations, net of taxes	(1.44)	(0.05)	(0.11)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(1.76)	$(0.44)	$0.70

Weighted average shares	58,793	52,717	54,136

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$28,957	$27,291
Accounts receivable — net	430,898	329,152
Inventories	29,131	19,720
Prepaid expenses and other	28,470	30,855
Deferred income taxes	57,983	27,951
Net assets of discontinued operations	12,891	20,263

Total current assets	588,330	455,232

Property and equipment — net	101,053	78,715
Goodwill — net of accumulated amortization of $75,829 and $44,651	485,161	344,304
Other assets — net	125,787	47,164
Net long-term assets of discontinued operations	58,367	25,692

Total assets	$1,358,698	$951,107

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$12,813	$2,500
Accounts payable	92,290	71,098
Acquisition debt	2,000	4,200
Current portion of long-term debt	1,413	991
Accrued compensation and benefits	70,659	44,866
Other accrued liabilities	81,305	63,801
Income taxes payable	1,185	—

Total current liabilities	261,665	187,456

Long-term portion of amounts outstanding under line of credit	317,187	260,625

Other long-term debt	5,612	38,265

Other non-current liabilities	43,061	36,078

Commitments and contingencies
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	250,000

Minority interests	23	11,267

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference:
689,678 and 689,978 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 70,128,582 and 54,068,167 shares	701	541
Capital in excess of par value	571,912	191,358
Deferred compensation	(34,055)	(13,882)
Retained earnings (deficit)	(57,239)	(9,960)
Accumulated other comprehensive income	128	108
Treasury stock (372,050 and 787,885 shares), at cost	(987)	(1,439)

Total stockholders' equity	481,150	167,416

Total liabilities and stockholders' equity	$1,358,698	$951,107

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(14,198)	$(12,089)	$43,533
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations, net of effects of businesses acquired:
Depreciation and amortization	43,091	41,165	20,209
Write-offs due to asset impairments	18,578	—	—
Deferred income taxes and other	(1,603)	(9,826)	7,247
Write-off of capitalized software development costs	—	—	3,893
Minority interests	(6,826)	(4,127)	—
Poolings of interests	—	1,352	—
Deferred compensation charges	4,282	5,538	103
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(69,687)	(41,741)	(51,587)
Inventories	(6,299)	(5,629)	(4,644)
Prepaid expenses and other assets	6,734	(16,126)	(10,360)
Accounts payable	7,018	11,981	2,006
Income taxes payable/refundable	410	(11,256)	10,069
Accrued compensation and benefits	5,882	1,156	2,001
Other liabilities	(11,317)	(10,510)	950

Net cash provided by (used for) continuing operations	(23,935)	(50,112)	23,420

Loss from discontinued operations	(84,416)	(1,895)	(5,776)
Deferred compensation charge attributable to discontinued operations	54,270	649	—
Issuance of stock in subsidiary	61,327	—	—
Minority interest attributable to discontinued operations	(10,165)	—	—
Changes in net assets and liabilities of discontinued operations	(25,303)	(44,678)	(5,821)

Net cash used for discontinued operations	(4,287)	(45,924)	(11,597)

Net cash provided by (used for) operating activities	(28,222)	(96,036)	11,823

Cash Flows From Investing Activities:
Capital expenditures	(24,781)	(44,169)	(13,637)
Payments for purchases of businesses, net of cash acquired	(90,357)	(117,712)	(110,218)
Capitalized software development costs	(9,184)	(3,309)	(707)
Proceeds from sales of investments	3,217	—	—
Other investments	(24,105)	(10,752)	(5,400)
Other	835	804	1,440

Net cash used for investing activities	(144,375)	(175,138)	(128,522)

Cash Flows From Financing Activities:
Issuance of redeemable covertible preferred securities	—	250,000	—
Additions to debt	66,875	154,085	158,561
Retirements of debt	(38,296)	(109,562)	(40,934)
Issuance of stock by subsidiary	42	6,373	—
Deferred debt issuance costs	(1,600)	(19,614)	(3,494)
Proceeds from stock issuances	147,579	5,413	3,942
Dividends paid	(690)	(692)	(695)
Purchase of stock	—	(173)	(487)
Other	333	(975)	(560)

Net cash provided by financing activities	174,243	284,855	116,333

Effect of exchange rate changes on cash	20	141	(33)

Net increase (decrease) in cash and cash equivalents	1,666	13,822	(399)
Cash and cash equivalents at beginning of year	27,291	13,469	13,868

Cash and cash equivalents at end of year	$28,957	$27,291	$13,469

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balances at December 31, 1998	$695	$435	$131,674	$—	$(31,785)	$—	$(2,579)	$98,440
Conversion of subordinated debt		79	26,191					26,270
Exercise of stock options and other		11	3,940				(57)	3,894
Shares contributed to employee benefit plans			(364)					(364)
Deferred compensation, related to the issuance of stock options			841	(738)				103
Purchase of stock			(487)					(487)
Income tax benefit from employee stock transactions			892					892
Distribution to shareholders of net liablity of discontinued operations			565					565
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(695)			(695)
Foreign currency translation adjustment					6	(33)		(27)
Net income					37,757			37,757

Balances at December 31, 1999	695	525	163,252	(738)	5,283	(33)	(2,636)	166,348
Pooling adjustments					1,352			1,352
Exercise of stock options and other		16	3,577					3,593
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			19,331	(19,331)				—
Amortization of deferred compensation				6,187				6,187
Purchase of treasury stock			(173)					(173)
Shares contributed to employee benefit plans			1,167				1,197	2,364
Foreign currency translation adjustment						141		141
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			1,479					1,479
Gain related to issuance of stock in subsidiary					2,825			2,825
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(692)			(692)
Net loss					(18,728)			(18,728)

Balances at December 31, 2000	690	541	191,358	(13,882)	(9,960)	108	(1,439)	167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisitions		40	144,724					144,764
Exercise of stock options and other		40	11,749				(392)	11,397
Deferred compensation, related to the issuance of stock options			78,725	(78,725)				—
Amortization of deferred compensation				58,552				58,552
Foreign currency translation adjustment						20		20
Income tax benefit from employee stock transactions			5,157					5,157
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			4,097				844	4,941
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(690)			(690)
Net loss					(98,614)			(98,614)

Balances at December 31, 2001	$690	$701	$571,912	$(34,055)	$(57,239)	$128	$(987)	$481,150

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise noted)

Note 1. Summary of Significant Accounting Policies

    Nature of Operations.  The Titan Corporation (the "Company" or "Titan") is a diversified technology company whose business is to create, build and launch technology-based businesses from technologies developed for the government. The Company groups its businesses into five business segments — Titan Systems, Titan Wireless, Software Systems, Emerging Technologies and Businesses and the SureBeam business, which was discontinued on October 16, 2001. Titan Systems, the Company's core government business, provides information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies. Titan Wireless provides satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries. Software Systems is a total services provider ("TSP") of information technology services and software product applications for its customers' business and governmental functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance primarily in four vertical markets:  utility/municipality, manufacturing and logistics, retail and transportation. SureBeam provides electronic food irradiation systems and services for the food industry. The Emerging Technologies and Businesses segment develops commercial applications and businesses from technologies created for the government by the Company.

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service ("IRS") seeking approval of the tax-free distribution. Titan filed the letter ruling request and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan have been restated to reflect SureBeam as a discontinued business.

    The Company is involved in a number of commercial businesses that operate in new markets, including the provision of communication services in developing countries in the Titan Wireless segment and the electronic food irradiation business of SureBeam.

    Principles of Consolidation.  The consolidated financial statements include the accounts of Titan and its subsidiaries. All significant intercompany transactions and balances have been eliminated. From time to time, the Company makes investments in joint ventures which may involve international locations and operations. Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate. Investments in such ventures are generally consolidated in instances where the Company retains control through decision-making ability and generally a greater than 50% ownership interest. In the absence of such factors, the Company generally accounts for these investments under the cost or equity method, depending upon management's evaluation of the Company's ability to exercise and retain control.

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

    Minority Interest in Subsidiaries.  Minority interest in subsidiaries consists primarily of equity securities issued in 2000 by the Company's subsidiary, Cayenta, Inc., which is the ongoing operations of the Software Systems business, and equity securities issued in 2000 and 2001 by the Company's SureBeam subsidiary. The Company owned substantially all of the voting equity of Cayenta and SureBeam both before and after the transactions. The Company records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners. The minority interest percentages of Cayenta and SureBeam are approximately 24.3% and 19.9%, respectively, as of December 31, 2001. The minority interest portion of SureBeam's losses is reflected in the loss from discontinued operations.

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

    Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Revenues from software license agreements are recognized currently, provided that all of the following conditions are met:  a noncancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues which are bundled with license agreements are unbundled using vendor specific objective evidence.

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

    Concentration of Risk.  As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and/or economic instability in these areas. To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfer, prior to shipment. In addition, management believes that the appropriate insurance policies are in place to cover risk related to loss of equipment in certain foreign countries.

    A majority of the Company's total revenues are from U.S. government contracts. Any cancellations or modifications of our significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could adversely affect the Company's financial condition and results of operations in the short- and long-term. A significant and continuing decline in U.S. defense and other federal agency budgets also may negatively impact our business. Although we bid for and are awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of the Company's contracts and subcontracts include option years. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor. On our subcontracts, we generally do not control the prime contractor's allocation of resources. We also depend upon the prime contractor to perform its obligations on the primary government contract. In addition to contract cancellations and declines in agency budgets, the Company's financial condition and results of operations may be adversely affected by:

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

    Property and Equipment.  Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 5 to 40 years for buildings, 2 to 40 years for leasehold improvements and 3 to 10 years for machinery and equipment and furniture and fixtures. Certain machinery and equipment in the Company's medical sterilization and food irradiation businesses is depreciated based on units of production.

    Goodwill and Other Acquired Intangibles.  The excess of the cost over the fair value of net assets of purchased businesses ("goodwill" and/or "acquired intangibles") has been amortized on a straight-line basis over varying lives ranging from 1 to 40 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its goodwill and acquired intangibles. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

    Impairment of Long-Lived Assets.  Periodically, the Company reviews for possible impairments its long-lived assets and certain identifiable intangibles to be held and used. Included in the Company's reviews of long-lived assets are the Company's investments in emerging businesses, which are subject to risks associated with developing and commercializing businesses, which include technology development, product and/or service marketability, and adequate capital funding. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly. In evaluating whether an asset impairment exists, the Company compares the carrying value of the asset to the estimated undiscounted cash flows. If an impairment is deemed to exist, the asset's carrying value is adjusted to the present value of its estimated future cash flows.

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

    Capitalized Software.  The Company capitalizes certain software costs, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," after technological feasibility has been established. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of December 31, 2001, capitalized software, net of accumulated amortization was approximately $10.0 million.

    Per Share Information.  The Company computes earnings per share based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

    The following data summarize information relating to the per share computations for continuing operations before extraordinary loss:

	For the Year Ended December 31, 2001
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Loss from continuing operations	$(14,198)
Less preferred stock dividends	(690)
Effect of minority interests	(4,083)

Basic EPS:
Loss from continuing operations available to common stockholders	$(18,971)	58,793	$(.32)

Diluted EPS:	same as basic

	For the Year Ended December 31, 2000
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Loss from continuing operations	$(12,089)
Less preferred stock dividends	(692)
Effect of minority interests	(3,294)

Basic EPS:
Loss from continuing operations available to common stockholders	$(16,075)	52,717	$(.30)

Diluted EPS:	same as basic

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Income from continuing operations	$43,533
Less preferred stock dividends	(695)

Basic EPS:
Income from continuing operations available to common stockholders	42,838	47,094	$.91
Effect of dilutive securities:
Stock options	—	2,650	(.05)
Debentures	769	4,392	(.05)

Diluted EPS:
Income from continuing operations available to common stockholders plus assumed conversions	$43,607	54,136	$.81

    In the years ended December 31, 2001 and 2000, respectively, options to purchase approximately 2,074,600 and 3,260,000 shares of common stock at exercise prices ranging from $1.12 to $20.04 and $.40 to $29.00 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations before extraordinary item. In the years ended December 31, 2001 and 2000, respectively, options to purchase approximately 1,206,800 and 170,900 shares of common stock at exercise prices ranging from $20.70 to $47.50 and $32.00 to $47.50 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. In 1999, options to purchase approximately 85,000 shares of common stock were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares.

    In 2001, approximately 459,900 shares, and in 2000 and 1999, approximately 461,200 shares of common stock that could result from the conversion of cumulative convertible preferred stock and 5,038,000 shares that could result from the conversion of the remarketable term income deferrable equity securities (HIGH TIDES) in 2001 and 2000, were not included in the computation of diluted EPS, as the effect would have been anti-dilutive on the results of continuing operations. The effect of minority interests outstanding in 1999 did not affect the above computation.

    Comprehensive Income.  The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity.

    During the years ended December 31, 2001, 2000 and 1999, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments in 2001, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments within accumulated other comprehensive income.

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

    Gain on Issuance of Stock in Subsidiary.  In 2000, the Company became subject to the provisions of SEC Staff Accounting Bulletin No. 51 ("SAB 51") to reflect the issuance of approximately 5% of Cayenta Class A Common Stock in connection with an acquisition. In accordance with the provisions of SAB 51, the transaction is reflected as an equity transaction, and the net effect of the transaction is reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary." In 2001, as a result of the SureBeam initial public offering and in accordance with SAB 51, Titan has recorded a gain of $52.0 million related to its equity interest in SureBeam reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary".

    New Accounting Standards.   In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company implemented the business acquisition components of SFAS No.141 on July 1, 2001 and will implement SFAS No. 142 at the beginning of its next fiscal year, January 1, 2002. In February 2002, the Company obtained appraisals of the purchase price allocations of the Datron Systems, Inc. ("Datron") and BTG, Inc. ("BTG") acquisitions from independent valuation specialists. The accompanying balance sheet reflects the allocation between goodwill and other intangible assets, as determined by the independent valuation. The amortization expense related to the intangible assets will commence in the first quarter of 2002, on a prospective basis. The Company is evaluating the impact that the adoption SFAS No. 142 may have and has not yet determined the full effect that the adoption will have on its consolidated financial position or results of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $26.6 million, $27.5 million and $8.6 million, respectively. Commencing January 1, 2002, goodwill will no longer be amortized.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations. As discussed above, the Company has reported the discontinuance of its SureBeam segment under the provisions of APB Opinion No. 30.

    Also in August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

Note 2. Acquisitions and Investments

    On November 27, 2001, the Company completed its acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share. Titan issued approximately 4,024,100 shares of its common stock and cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock. Titan also paid off $37.1 million of BTG's outstanding debt as of the closing date. The transaction was accounted for as a purchase. In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $9.2 million. This adjustment has been reflected in the consolidated balance sheet as an increase to goodwill and a corresponding offset to unbilled receivables. The Company recognized approximately $0.5 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $8.7 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

    In February 2002, the Company had an independent valuation report completed for the purchase price allocation for the BTG acquisition, which determination was made to allocate $126.6 million to goodwill and $9.8 million to intangible assets. The intangible assets consist of backlog and customer relationships of $2.2 million and $7.6 million, respectively, which will be amortized over the estimated useful lives of 1 year and 2 to 5 years, respectively. The consolidated balance sheet reflects this allocation between goodwill and intangible assets. The amortization expense related to the intangible assets will commence in the first quarter of 2002.

    On September 28, 2001, the Company completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001. Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock and assumed Datron stock options representing approximately 437,000 shares of Titan common stock, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock. The transaction was accounted for as a purchase. In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million. This deferred profit has been reflected in the accompanying balance sheet as an increase to goodwill. The Company recognized approximately $0.8 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $0.6 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

    In February 2002, the Company had an independent valuation report completed for the purchase price allocation for the Datron acquisition, which determination was made to allocate $22.5 million to goodwill and $5.6 million to intangible assets. The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively. The consolidated balance sheet reflects this allocation between goodwill and intangible assets. The amortization expense related to the intangible assets will commence in the first quarter of 2002.

    On March 23, 2001, the Company's subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. The Company received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments. Under the agreement, the Company had full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. In October 2001, the Company paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, which had been amortized on a straight line basis over 30 years, was approximately $6.8 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

    On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom. The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment, which were recorded as Other Assets in the Company's consolidated balance sheet. In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures to build out the Ivoire Telecom network, and Titan has provided equipment with an approximate aggregate value of $4.5 million. At December 31, 2001, this commitment had been substantially funded for such expenditures. Our aggregate investment in Ivoire Telecom of approximately $50 million has been reflected in Other Assets in the Company's consolidated balance sheet at December 31, 2001, and has been reported on the cost method.

    On June 26, 2000, the Company acquired AverStar in a stock-for-stock transaction. AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of civilian and defense agencies of the U.S. government. AverStar's operations are primarily included in the Titan Systems segment, with certain operations reported in the Emerging Technologies and Businesses segment. Titan issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, subject to a holdback of 180,045 shares held in escrow to cover certain indemnification obligations, and assumed AverStar stock options representing approximately 551,000 shares of Titan common stock, based on an exchange ratio of approximately .41415 shares of Titan common stock for each share of AverStar common stock. In September 2000, 171,645 shares were released from escrow to AverStar shareholders in fulfillment of the Company's obligations. The remaining 8,400 shares were released from escrow to AverStar shareholders in November 2000. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    On June 7, 2000, the Company completed the acquisition of all of the stock of SenCom Corporation (SenCom) for a purchase price of approximately $35 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $5.0 million holdback, and less $1.3 million for employee related expenses to be paid one year from the closing date. Of the $5.0 million holdback, $3 million was paid in September 2000, and the remaining $2 million holdback was paid in January 2002, plus accrued interest of $0.2 million. An additional $2 million was paid in September 2000 as a result of post-closing adjustments. SenCom, included in the Titan Systems segment, provides information technology services to government customers and specializes in the engineering and analysis of radar and electro-optical sensors, command and control system development, computer and network security, and business process engineering and program management. The transaction was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized on a straight line basis over 30 years, was approximately $31.7 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

    In June 2000, e-tenna Corporation was formed to facilitate the transfer of an antenna technology originally designed for government and military customers to the commercial wireless market. Titan's initial investment of approximately $0.6 million in e-tenna in 2000 consisted of its contribution of certain intellectual property and patents. As of December 31, 2001, Archery Capital and other investors invested a total of $9.9 million for common and voting preferred stock, and Titan invested $5.8 million in non-voting preferred stock and $0.4 million in common stock. Through February 28, 2002, Titan paid $1.9 million in satisfaction of its commitment to acquire additional non-voting preferred stock. As of December 31, 2001, Titan's investment of approximately $6.8 million is included in the accompanying consolidated balance sheet in Other Assets, and is reflected under the cost method. As of February 28, 2002, Titan's investment in e-tenna represented approximately 58.7% of the total equity of e-tenna and approximately 29.1% of the voting power of e-tenna.

    On March 30, 2000, the Company completed the acquisition of all of the stock of LinCom Corporation (LinCom) for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note. The $1 million holdback was due approximately 60 days after the closing date, and approximately $1.0 million was paid in fulfillment of the Company's obligations, and the $2 million note due one year after the closing date with accrued interest at 7% was paid in March 2001. LinCom is a developer of wireless communications and information systems for both commercial and government customers. The operations of LinCom are primarily reported in the Titan Systems segment. The commercial applications within LinCom are reported in the Emerging Technologies and Businesses segment. The transaction was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized on a straight line basis over 30 years, was approximately $20.2 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

    On March 24, 2000, the Company completed the acquisition of all the outstanding stock of Pulse Engineering (Pulse) for a purchase price of approximately $27.4 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback placed in escrow and a $2 million deferred payment due in March 2001. The holdback was paid to Pulse shareholders in October 2000 in fulfillment of the Company's obligations, and the $2 million deferred payment, plus interest of 8%, was paid by March 31, 2001. Pulse provides specialized information security and signal intelligence systems and services to the intelligence community and is included in the Titan Systems segment. The transaction was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized on a straight line basis over 30 years, was approximately $23.2 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

    On March 10, 2000, AverStar acquired all of the outstanding shares of the common stock of MJR Associates, Inc. (MJR), which provides information technology staffing solutions to major corporations. Consideration paid for the acquisition amounted to $9.6 million in cash plus contingent consideration up to a maximum of $3.75 million based upon fiscal year 2000 performance, which amount was paid in 2001. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired, including an accrual for the contingent consideration, has been amortized on a straight line basis over 20 years, was approximately $11.2 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

    On February 25, 2000, the Company acquired Advanced Communication Systems, Inc. (ACS), a government information technology services company, in a stock-for-stock transaction. ACS' operations are included in the Titan Systems segment. Titan issued approximately 5,082,000 shares of common stock for all the outstanding shares of ACS common stock and assumed ACS stock options representing approximately 263,000 shares of Titan common stock, based on an exchange ratio of approximately .57 shares of Titan common stock for each share of ACS common stock. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

    Effective January 1, 2000, ACS' September 30 fiscal year-end was changed to coincide with the Company's year-end. The 1999 financial statements presented were restated to include the combined results of operations, financial position and cash flows as if the merger had occurred at the beginning of the periods presented. A pooling of interests adjustment has been made in the consolidated statement of cash flows and consolidated statement of stockholders' equity for the year ended December 31, 2000, to reflect the activity for ACS in the quarter ended December 31, 1999, as reported in ACS' Form 10-Q for the fiscal quarter ended December 31, 1999. For the quarter ended December 31, 1999, ACS' revenues were $46.3 million and net income was $1.4 million.

    The separate and combined results of Titan, ACS and AverStar in 2000 and 1999 are as follows:

	Year Ended December 31, 2000
	Revenues	Income (Loss) from Continuing Operations	Net Income (Loss)
Titan	$623,325	$2,775	$30
ACS	192,841	(21,230)	(17,249)
AverStar	191,837	1,622	(1,509)

	$1,008,003	$(16,833)	$(18,728)

	Year Ended December 31, 1999
	Revenues	Income from Continuing Operations	Net Income
Titan	$402,804	$37,376	$31,600
ACS	218,252	3,581	3,581
AverStar	184,336	2,576	2,576

	$805,392	$43,533	$37,757

    In 1999, the Company or its subsidiaries acquired Atlantic Aerospace Corporation ("AAEC"), Systems Resources Corporation ("SRC") and Program Support Associates Inc. ("PSA"), all reporting in the Company's Titan Systems segment, and SFG Technologies Inc. ("SFG"), Assist Cornerstone Technologies, Inc. ("Assist"), JB Systems, Inc. doing business as Mainsaver, and Transnational Partners II, LLC ("TNP"), all reporting in the Company's Cayenta segment, in purchase transactions. In conjunction with the Mainsaver and Assist acquisitions, approximately $4.3 million of the purchase price was held back, subject to purchase price adjustments and indemnification obligations, all of which was paid in 2001, including accrued interest of $0.2 million, all of which was recorded as an increase to goodwill. Related to the acquisition of SRC, a $2 million promissory note, subject to post-closing working capital adjustments and indemnification obligations, was due on June 9, 2000. The post-closing working capital adjustments and indemnification obligations are currently in dispute with the stockholders of SRC. Accordingly, the promissory note has not been paid. Related to the AAEC acquisition, up to an additional $3 million in contingent consideration may be due upon the award of future contracts. During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts. As of December 31, 2001, the Company estimates that an additional potential $2.2 million including interest, may be paid in 2002 based upon potential contract awards in 2002.

    For all acquisitions accounted for as purchases, the acquired companys' results of operations are consolidated with the Company's results of operations immediately subsequent to the acquisition date. Unaudited pro forma data giving effect to the purchase of BTG, Datron, Pulse, LinCom, SenCom and MJR as if they had been acquired at the beginning of 2000 are shown below.

	Twelve months ended December 31,
	2001	2000
	(unaudited)
Revenues	$1,398,395	$1,334,367
Income (loss) from continuing operations before extraordinary loss	(30,826)	(5,256)
Net income (loss)	(115,242)	(11,985)
Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$(0.55)	$(0.15)
Net income (loss)	(1.87)	(0.26)
Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$(0.55)	$(0.15)
Net income (loss)	(1.87)	(0.26)

    Included in BTG's operating results for the eleven months ended November 30, 2001 is a charge of approximately $20.8 million consisting of employee termination costs of approximately $9.0 million, lease termination costs and excess facilities costs of approximately $2.7 million, impairments for certain assets of $4.4 million, primarily comprised of costs of BTG's abandoned accounting system, impairments for investments of approximately $1.1 million, an accrual for loss contracts of $1.2 million, acquisition costs of $0.6 million and other costs of $1.8 million. Revenues in 2001 for Datron were impacted unfavorably by the events that occurred on September 11, 2001, which negatively impacted demand for Datron's antenna products for airborne applications, as well as by reduced demand for certain of their products, resulting in reduced revenues of approximately $12 million..

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

    In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement. In October 2000, Titan exercised its option pursuant to the loan agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remainder is expected to be satisfied by issuance of Titan common stock. The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized over 20 years, was approximately $26.8 million at December 31, 2001. Titan consolidates the operating results of Sakon in accordance with the joint venture agreement which assigns 100% of the joint venture revenues and operating results to Titan. Titan will continue to consolidate the operating results of Sakon until a liquidity event, defined as an initial public offering or the sale of Sakon.

    In September 1999, together with Sempra Energy Information Solutions, a subsidiary of Sempra Energy, and modis, a company that focuses on configuring customers' software applications, Cayenta established Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions, including TSP offerings, to the utility industry. Cayenta owns a 10% equity interest in Soliance and has a management services agreement with Soliance under which it provides TSP services to Soliance's customers. At December 31, 2000, the Company's investment of $5 million in this joint venture was included in Other Assets. The investment was accounted for under the cost method. During the first quarter of 2001, an impairment charge of $5.3 million was taken for the Company's investment in Soliance, as the fair value was deemed to be less than the carrying value. See Note 3 for further discussion.

    In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $10.9 million. This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $1.4 million, $6.9 million and $2.6 million as a reduction of costs in 2001, 2000 and 1999, respectively.

Note 3. Acquisition and Integration Related Charges and Other

         Acquisition and integration related charges and other for the years ended 2001, 2000 and 1999 are described in more detail below (amounts in millions):

	December 31,
	2001	2000	1999
Employee termination costs	$8.6	$7.6	$3.1
Elimination of duplicate facilities and assets	4.6	4.1	3.4
Acquisition related transaction costs	—	11.6	—
Other costs	1.8	2.7	—
Non-cash asset impairments	18.8	15.5	2.1
Pre-acquisition contingencies	3.0	—	4.5
Net cash proceeds on sale of investment	—	(2.1)	(41.8)

	$36.8	$39.4	$(28.7)

         At December 31, 2001, a total of $1.3 million of liabilities remained on the consolidated balance sheet in Other Accrued Liabilities, related primarily to restructuring activities initiated in 2000 and 2001. We anticipate that the remaining liabilities will be paid in 2002.

Fiscal 2001 Charges

    Acquisition and integration related charges and other were $36.8 million in 2001, comprised of $2.5 million for employee termination costs and restructuring costs in Titan Wireless, $21.3 million for the restructuring of Cayenta and $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in Titan Systems and $0.8 million related primarily to employee termination costs for AverCom.

    The $2.5 million charge in the Company's Titan Wireless segment was comprised of $0.5 million related to a reduction in employee workforce of approximately 35 employees resulting from the elimination of Wireless's internal product development group and $2.0 million of restructuring costs, including $1.3 million of employee termination costs. The segment's long-term strategy is now centered on the service and systems integration business, not the development and sale of equipment.

    Included in Cayenta's operating results (which is included in our Software Systems segment) is a charge for $21.3 million related to the restructuring of Cayenta. As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $2.9 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $17.3 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $1.9 million for capitalized software designed for B2B exchanges, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets. In addition, employee termination costs of $0.8 million were recorded in the Emerging Technologies and Businesses segment related to a reduction in workforce in the Company's AverCom business resulting from the same economic conditions resulting in reduced corporate information technology spending which impacted Cayenta.

    The $12.2 million charge in Titan Systems is primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of Titan Systems, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances. The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and the matters pre-existing Titan's acquisition were resolved in 2001. Unpaid amounts of approximately $1.3 million as of December 31, 2001 related to excess facilities and personnel costs which are expected to be paid in 2002.

Fiscal 2000 Charges

    Acquisition related charges of $39.4 million in 2000 include costs of $30.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investment banking, financial printing and other direct costs. Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, $3.8 million of costs to eliminate duplicate facilities and assets and a valuation allowance of $10.0 million against certain contract receivables provided in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and determining appropriate valuation allowances against potential contract receivables which may not be realizable under normal contract reimbursement cycles. Unpaid amounts at December 31, 2000 were paid by December 31, 2001.

    Included in acquisition related charges in 2000 is $8.3 million related to the merger with AverStar. These costs consisted of approximately $2.5 million of direct transaction costs, approximately $5.5 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million. The acquisition related charges in the year ended December 31, 2000 also include $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of Cayenta which was subsequently withdrawn by the Company in February 2001. These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banking, financial printing, and other direct costs. Also included in acquisition related charges is a net $2.1 million gain resulting from the final consideration from the sale of the Company's approximate 8% equity interest in IPivot, which was sold in October of 1999. Unpaid amounts at December 31, 2000 were paid by December 31, 2001.

Fiscal 1999 Charges

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of $13.1 million, which include approximately $4.5 million of legal costs and approximately $8.6 million of integration and restructuring expenses. The integration and restructuring expenses include $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.0 million for severance, outplacement and relocation costs related to approximately 31 employees across the Company, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices. These charges were all cash charges, with the exception of the write-off of intangible costs, and were paid by December 31, 2000.

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

Note 4. Discontinued Operations

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date. The plan involves filing a letter ruling request with the IRS seeking approval of the tax-free distribution. Titan has filed the letter ruling request and intends to execute the spin off as soon as practical following the receipt of that ruling. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business. At the time Titan adopted its plan to spin off SureBeam, in accordance with APB No. 30, the Company estimated that there would be an estimated loss of $35.4 million through the estimated disposal date, primarily comprised of estimated operating losses to be incurred by SureBeam from the date the plan was adopted through the estimated disposal date as well as estimated spin off costs. As of December 31, 2001, the remaining accrual for estimated losses was $17.0 million, which is included in net current assets of discontinued operations. Management will review this estimate on a periodic basis and revise estimates when determined necessary, and reflect the effect of those revisions in the consolidated financial statements.

    Revenues and net loss generated by SureBeam for the year ended December 31, 2001 were $24.2 million and $76.1 million, respectively. Revenues and net income generated by SureBeam for the year ended December 31, 2000 were $25.2 million and $0.4 million, respectively. Included in SureBeam's net losses is interest expense of $7.0 million and $3.8 million for the years ended December 31, 2001 and 2000 related to the promissory note SureBeam had payable to us.

    Net current assets of SureBeam of approximately $13.7 million, which are included in net current assets of discontinued operations at December 31, 2001, include assets of approximately $51.4 million, primarily accounts receivable and inventories, net of liabilities of approximately $37.7 million, which are primarily comprised of the accrual for estimated losses and other accrued liabilities. Net long-term assets of SureBeam of approximately $58.4 million, which are included in net long-term assets of discontinued operations, include primarily fixed assets and intangible and other long-term assets.

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively. Accordingly, the results of these businesses have been accounted for as discontinued operations. In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998 and 2000. All periods presented reflect these specific operations as discontinued operations. Net current liabilities of discontinued operations related to these businesses of approximately $0.8 million at December 31, 2001 consist primarily of accrued liabilities of approximately $2.5 million net of current assets (primarily deferred losses) of approximately $1.7 million. In accordance with EITF 85-36, "Discontinued Operations with expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal. The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities. Charges of approximately $1.6 million were made against the accrued liabilities in 2001. The liabilities were increased by a $5.6 million charge in 1999 based on management's review of estimated future wind-down costs. Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly. As of December 31, 2001, management believes that the current accrual for estimated wind-down costs is adequate.

Note 5. Other Financial Data

    Following are details concerning certain balance sheet accounts:

	At December 31,
	2001	2000
Accounts Receivable:
U.S. Government — billed	$263,837	$205,618
U.S. Government — unbilled	45,720	31,818
Trade	129,816	96,135
Less allowance for doubtful accounts	(8,475)	(4,419)

	$430,898	$329,152

Inventories:
Materials	$15,739	$7,120
Work-in-process	9,466	8,651
Finished goods	3,926	3,949

	$29,131	$19,720

Property and Equipment:
Machinery and equipment	$127,806	$113,197
Furniture and fixtures	30,143	21,908
Land, buildings and leasehold improvements	38,868	22,797
Construction in progress	20,013	10,259

	216,830	168,161
Less accumulated depreciation and amortization	(115,777)	(89,446)

	$101,053	$78,715

    Supplemental disclosures of cash flow information:

	2001	2000	1999
Noncash investing and financing activities:
Stock issued for acquisitions	$144,764	$—	$—
Gain related to issuance of stock in subsidiary	52,025	2,825	—
Income tax benefit from employee stock transactions	5,157	1,479	892
Shares contributed to employee benefit plans	4,941	2,364	3,594
Extraordinary loss on early extinguishments of debt	—	4,744	—
Equity issued in exchange for services	—	2,000	—
Issuance of stock for equity interest	—	900	—
Conversion of subordinated debt	—	—	26,270
Stock used for option exercise	292	—	—
Cash paid for interest	$38,068	$34,828	$18,281
Cash paid for taxes	3,612	11,909	6,119

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

    The Company has historically reported SureBeam as a separate operating segment. On October 16, 2001, the Company adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," all current and prior year data have been restated to reflect SureBeam as a discontinued business, and it is no longer reported as a separate segment.

    In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Emerging Technologies and Businesses segment. The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam, which prior to the initial public offering of SureBeam, was reported as part of the results of operations of the SureBeam segment. As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

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

    The Titan Wireless segment provides satellite-based and wireless-based communication systems and services which provide cost-effective voice, data and Internet services in developing countries, primarily Asia, Africa, the Middle East and Latin America.

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

    The Emerging Technologies and Businesses segment includes several businesses which apply the Company's proprietary knowledge and core competencies to create commercial technology applications or individual businesses, including the Company's investment in an antenna business, e-tenna, its wireless networking chip business, LinCom Wireless, its information technology consulting business, AverCom, and its medical products sterilization systems and services business, Titan Scan Technologies.

    Substantially all of the Company's operations are located in the United States. Export and foreign revenues amounted to approximately $74.0 million, $66.9 million and $33.3 million in 2001, 2000 and 1999, respectively, primarily to countries in Africa, Asia, Europe and South America. Substantially all international sales are denominated in U.S. dollars.

    The following tables summarize industry segment data for 2001, 2000 and 1999.

	2001	2000	1999
Revenues:
Titan Systems	$918,978	$796,202	$689,513
Titan Wireless	92,748	81,450	27,325
Software Systems	58,283	77,435	45,922
Emerging Technologies and Businesses	62,043	52,916	42,632

	$1,132,052	$1,008,003	$805,392

    Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $905.9 million in 2001, $766.5 million in 2000 and $677.5 million in 1999. Inter-segment sales were not significant in any year.

	2001	2000	1999
Operating Profit (Loss):
Titan Systems	$63,564	$28,462	$43,469
Titan Wireless	5,219	11,644	5,063
Software Systems	(37,438)	(18,028)	6,962
Emerging Technologies and Businesses	1,190	6,683	46,590
Corporate	(18,954)	(16,290)	(14,417)

	$13,581	$12,471	$87,667

    Operating results for the Titan Systems, Titan Wireless, Software Systems and Emerging Technologies and Businesses segments for the year ended December 31, 2001 include acquisition and intergration related charges and other of $12.2 million, $2.5 million, $21.3 million, and $0.8 million, respectively. Operating results for the Titan Systems and Software Systems segments for the year ended December 31, 2000, include acquisition and other charges of $38.8 million and $2.7 million, respectively. Operating profit in 2000 for Emerging Technologies and Businesses includes the final $2.1 million gain from the IPivot stock sale as discussed in Note 3, net of expenses.

    Operating profit for the Titan Systems and Software Systems segments for the year ended December 31, 1999, included acquisition and other charges of $5.5 million and $2.1 million, respectively. In addition, 1999 operating results in the Titan Systems segment included a $3.9 million charge related to previously capitalized software development costs as well as a $1.8 million charge for an uncollected receivable, both resulting from ACS transactions prior to Titan's acquisition of ACS in 2000. Operating profit for Emerging Technologies and Businesses for the year ended December 31, 1999, includes the $41.8 million gain on IPivot stock sale as discussed in Note 3, net of acquisition related charges and other of $0.2 million related to other business in the Emerging Technologies segment.

    Corporate includes corporate general and administrative expenses, certain corporate, integration, legal and restructuring charges ($5.3 million in 1999), and gains or losses from the sale of businesses. Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

	As of December 31,
	2001	2000
Identifiable Assets:
Titan Systems	$806,129	$518,712
Titan Wireless	190,561	128,579
Software Systems	91,068	109,211
Emerging Technologies and Businesses	71,846	54,164
Discontinued Operations, net	71,258	45,955
General corporate assets	127,836	94,486

	$1,358,698	$951,107

    General corporate assets are principally cash and cash equivalents, accounts receivable, prepaid expenses, property and equipment, deferred income taxes and other assets.

	2001	2000	1999
Depreciation and Amortization of Property and Equipment, Goodwill, and Other Assets:
Titan Systems	$18,381	$17,595	$16,695
Titan Wireless	4,240	1,540	607
Software Systems	16,493	19,530	1,063
Emerging Technologies and Businesses	2,917	1,763	715
Corporate	1,060	737	1,129

	$43,091	$41,165	$20,209

Capital Expenditures:
Titan Systems	$9,090	$9,447	$7,839
Titan Wireless	8,839	14,263	3,839
Software Systems	3,827	13,430	1,002
Emerging Technologies and Businesses	1,730	5,357	125
Corporate	1,295	1,672	832

	$24,781	$44,169	$13,637

Note 7. Income Taxes

    The components of the income tax provision (benefit) from continuing operations are as follows:

	2001	2000	1999
Current:
Federal	$(3,394)	$(8)	$21,500
Foreign	1,415	—	—
State	1,955	1,227	4,831

	(24)	1,219	26,331
Deferred	(323)	(4,931)	447

	$(347)	$(3,712)	$26,778

    Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

	2001	2000	1999
Expected Federal tax provision on continuing operations	$(7,266)	$(6,757)	$24,499
State income taxes, net of Federal income tax benefit	(641)	(600)	4,243
Goodwill amortization	4,281	6,664	378
State taxes in separate filing states, net of Federal benefit	1,290	—	—
Change in valuation allowance	—	(8,100)	—
Acquisition charges and other	851	3,943	(660)
Utilization of NOL not realized in prior periods	—	—	(2,000)
Foreign losses not benefited	731	642	—
Foreign tax rate differential	120	—	—
Meals and entertainment	229	457	—
Other	58	39	318

Actual tax provision (benefit) on continuing operations	$(347)	$(3,712)	$26,778

    The net deferred tax asset as of December 31, 2001 and 2000, results from the following temporary differences:

	2001	2000
Loss carryforward	$13,268	$9,201
Employee benefits	22,688	12,131
Purchased other intangibles	(5,638)	—
Tax credit carryforwards	1,075	1,075
Inventory, contract loss and other reserves	22,142	15,083
Accounts and unbilled receivables	(5,255)	(9,558)
Accrued liabilities	5,481	2,079
Depreciation and amortization	(4,494)	(1,273)
Other	15	691

	49,282	29,429
Valuation allowance	(3,100)	(3,100)

Deferred tax asset, net	$46,182	$26,329

    Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. Also, under Federal tax law, certain potential changes in ownership of the Company may limit annual future utilization of these carryforwards. As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized as well as for certain preacquisition net operating losses which may not be utilized due to annual limitations. Other accrued liabilities at December 31, 2001 include a deferred tax liability of $2.1 million. Other non-current liabilities at December 31, 2001 and 2000 include a deferred tax liability of $9.7 million and $1.6 million, respectively.

Note 8. Debt

    On February 9, 2000, the Company and Titan Capital Trust (the Trust), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDES) at $50 per security, for a total of $200 million, with an over-allotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million. The trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030. The debentures have the same financial terms as the HIGH TIDES. The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000. The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures. Approximately five years after issuance of the HIGH TIDES, the HIGH TIDES may be remarketed, which means that a remarketing agent will attempt to establish an annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company. The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the the reset date. The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion. On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing. The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing. The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the initial rate of 1.0076 shares of common stock for each HIGH TIDES (equivalent to an initial conversion price of $49.625 per share of common stock). The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent. The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999. The senior credit facility is secured by substantially all of our and our subsidiaries' assets (other than the assets of SureBeam and our foreign operations) and guaranteed by substantially all of our subsidiaries. The $425 million facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize beginning in the credit facility's second year, which began with the quarter ended June 30, 2001 and ends with the quarter ending March 31, 2002, as follows: 2.5% quarterly in the third and fourth quarters of year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility, 7.5% quarterly in the first and second quarters of year six of the credit facility and 10% in the third quarter of year six of the credit facility and on the sixth anniversary of the closing date of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and began amortizing in the credit facility's first year, which began with the quarter ended June 30, 2000 and ended with the quarter ended March 31, 2001, with the following amortization schedule: 0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for the first three quarters of year seven of the credit facility and on the seventh anniversary of the closing date of the credit facility. Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization). The agreement contains financial covenants that set maximum debt to EBITDA limits and require the Company to maintain minimum interest and fixed charge coverages and levels of net worth. SureBeam Corporation is no longer a guarantor under the credit facility, and its assets shall no longer be collateral for the senior credit facility.

    At December 31, 2001, deferred financing costs included in Other Assets related primarily to this facility were approximately $17.4 million and are being amortized over the term of the agreement. Upon consummation of this agreement in February 2000, the Company expensed the deferred financing costs related to the previous agreement as an extraordinary item in the first quarter of 2000.

    At December 31, 2001, total borrowings outstanding under our credit facility were $330.0 million at a weighted average interest rate of 5.0%. Commitments under letters of credit were $13.9 million at December 31, 2001, $9.1 million of which reduces availability of the working capital line, resulting in $75.9 million of availability on our working capital line at December 31, 2001. Of the total borrowings, $12.8 million was short-term.

    In November 1996, Titan issued $34.5 million of 8 1/4% convertible subordinated debentures due 2003. On September 7, 1999, the Company announced a call for redemption on November 2, 1999, of the debentures still outstanding. At the time of the call, the Company had outstanding debentures in the aggregate principal amount of approximately $11.6 million. All except $1 of the debentures were converted prior to the redemption date. Accordingly, the remaining $1 was redeemed on November 2, 1999. The conversion of the debentures was a non-cash transaction.

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, the OPT, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger. This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000, and were scheduled to end on December 31, 2003. The Africa Merchant Bank and Titan Africa have collectively agreed to extend the principal payments until service revenues reach certain levels, which is anticipated in mid to late 2002. Approximately $42.5 million was drawn on this facility at December 31, 2001, and has been used to reduce the related receivable balance due from the OPT related to subcontract costs.

    At December 31, 2001, Titan had other secured and unsecured debt outstanding under various agreements totaling $1.4 million short-term and $5.6 million long-term, with interest rates ranging from 6.8% to 9.3%. These agreements mature by 2015.

    Details of long-term debt are as follows:

	December 31,
	2001	2000
Senior credit facility	$330,000	$263,125
Non-recourse equipment financing	—	—
Note payable to bank, interest at 9.30%, due February 2006, secured by a First Deed of Trust on an office building	457	539
Note payable to Urban Business Development Corporation, interest at 8.58%, due January 2015, guaranteed by the Small Business Administration and secured by a Second Deed of Trust on an office building	644	638
Note payable, interest at 6.76%, paid in 2002	3,008	—
Acquisition related notes payable of acquired companies, interest at 8.5%, due March 2005	2,626	—
Promissory note, secured by equipment, interest at 8.5%, due April 2002	152	896
All other long-term debt	138	503

	337,025	265,701
Less: Current portion	(14,226)	(3,491)

	$322,799	$262,210

    The non-recourse equipment financing of $42.5 million at December 31, 2001, which was previously classified as long-term debt at December 31, 2000 and was $36.7 million, has been reclassified as an offset against the related receivable due from the OPT related to subcontract costs on the Company's contract in Benin.

Titan Debt Maturities

    Maturities of long-term debt are as follows:

2002	$14,226
2003	17,510
2004	21,276
2005	280,728
2006	540
Thereafter	2,745

$337,025

    At December 31, 2001 the Company was in compliance with all financial covenants under its various debt agreements.

Note 9. Commitments and Contingencies

    The Company leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $27.9 million in 2001, $22.1 million in 2000 and $18.6 million in 1999. Through August 1999, the Company was obligated under a long-term lease agreement for facilities which are owned by an entity in which Titan had a minority ownership interest. In February 2000, Cayenta entered into a new long-term lease agreement with this entity which requires future minimum lease payments of approximately $6.6 million over 7 years. There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years. The Company is a guarantor on the lease. Rental expense in 2001, 2000 and 1999 includes $0.8 million, $0.8 million and $0.6 million, respectively, paid related to this space. Also included in rent expense is $280 for 1999 incurred by ACS on a lease for office space with a related party which includes the principal stockholders of ACS. In 1999, this facility was sold to a non-affiliated third party from whom ACS currently leases the office space.

    Future minimum lease payments under noncancellable operating leases at December 31, 2001, are as follows:

2002	$37,296
2003	28,940
2004	21,118
2005	18,163
2006	16,185
Thereafter	39,155

Total minimum lease payments	$160,857

    Obligations under capital leases were $1.6 million, $0.5 million short-term included in Other accrued liabilities and $1.1 million long-term included in Other non-current liabilities in the consolidated balance sheet at December 31, 2001.

    In the ordinary course of business, Titan will guarantee the obligations (primarily lease commitments) entered into by its consolidated subsidiaries.

    In 1997, DBA recorded a $3.0 million charge in recognition of certain environmental matters at its Kissimmee facility including, but not limited to, soil contamination and potential asbestos and lead-based paint contamination. These matters became known to DBA as a result of an environmental study performed as part of Titan's due diligence process related to the merger with DBA. The accrual was recorded in accordance with SFAS No. 5 and SOP 96-1 and represented an initial estimate for the cost of clean-up activities. These activities were completed, and the property was sold in 2001. Based on the completion of the clean-up activities as well as the pending sale of the land and building, the Company determined that the unused portion of the associated liability was not required as of December 31, 2000.

    On January 6, 2000, Ion Beam Applications s.a., a Belgian corporation, and some of its U.S. subsidiaries ("IBA") filed an action for declaratory judgment in a federal court in Virginia against Titan and the SureBeam Corporation ("SureBeam") relating to SureBeam's patents for SureBeam systems. The action attacked the validity of SureBeam's core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in SureBeam's patent, and alleged that Titan and SureBeam engaged in unfair competition and that Titan and SureBeam's conduct constituted patent misuse. The case was moved to the federal court in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that Titan and SureBeam engaged in false advertising, monopolization, restraint on trade and unfair business practices.

    On January 25, 2002, Titan and SureBeam announced that they settled the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and SureBeam in the litigation, including IBA's challenge to the validity and enforceability of SureBeam's core patent. Titan and SureBeam agreed that IBA and its customers may continue to operate or use IBA's electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and SureBeam during the next four years, provided Titan and SureBeam offer competitive terms. Titan and SureBeam also agreed to purchase their requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement are immaterial and were not discloseable.

    We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor. We and our subsidiaries are named as defendants in legal proceedings from time to time and we or our subsidiaries may assert claims from time to time. In addition, we acquire companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information and review, we believe the ultimate liability or recovery with respect to pending actions would not materially affect our consolidated financial position or our results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or our cash flows in a future period.

Note 10. Cumulative Convertible Preferred Stock

    Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3 vote, annual dividends of $1 per share and is convertible at any time into 2/3 share of the Company's common stock (subject to customary anti-dilution adjustments). Common stock of 459,785 shares has been reserved for this purpose. The $1.00 cumulative convertible preferred stock is redeemable at the Company's option at a redemption price of $20 per share, plus cumulative dividends in arrears. Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

Note 11. Common Stock

    At December 31, 2001, approximately 20,080,100 common shares were reserved for future issuance for conversion of preferred stock, employee benefit and stock incentive plans and acquisition-related obligations.

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

		2001	2000	1999
Net income (loss)	As reported	$(98,614)	$(18,728)	$37,757
	Pro forma	(107,737)	(22,348)	34,337
Net income (loss) per share, basic	As reported	(1.76)	(.43)	.79
	Pro forma	(1.92)	(.51)	.71
Net income (loss) per share, diluted	As reported	(1.76)	(.44)	.70
	Pro forma	(1.92)	(.51)	.64

    Options authorized for grant under the Stock Option Plans of 1994 and 1997 and The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan") are 2,000,000 and 125,000, respectively. Grants in 1999 and the beginning of 2000 exceeded the remaining shares available under these plans. The 2000 Employee and Director Stock Option and Incentive Plan (the "2000 Plan") was approved by the Company's shareholders on May 30, 2000, authorizing 4,000,000 shares available for grant. Under all plans, the options outstanding have been granted at prices that are equal to the market price of the Company's stock on the date of grant. Under the intrinsic value method prescribed by APB 25, no compensation cost is recorded. However, the grants in 1999 that exceeded the shares available at that time were placed under the 2000 Plan after its approval by the shareholders. Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB 25), the plan approval date becomes the grant date for purposes of comparison of market value to exercise price. This resulted in deferred compensation related to these options of $15.6 million in 2000 based on the difference in market value at May 30, 2000, and the grant price. This deferred compensation will be amortized to expense over the four year vesting period of these options, including $3.9 million in 2001, and $4.9 million expensed in 2000, respectively. Unamortized deferred compensation related to these options at December 31, 2001 was $6.3 million.

    Under the employee plans, an option's maximum term is ten years. Under the 1996 Directors' Plan, options expire 90 days after the option holder ceases to be a director. Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Employee options may be granted throughout the year; directors' options are granted annually. Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exerciseable at the completion of one year, and monthly vesting thereafter. For option grants prior to the 2000 Plan, vesting is monthly over 4 years. Options in the Stock Option Plans of 1994 and 1997 and the 1996 Directors' Plan vest in 25% increments beginning one year after the grant date. Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 76% in 2001, 72% in 2000 and 67% in 1999; and a risk free interest rate of 4.38% in 2001, 5.05% in 2000 and 6.55% in 1999.

    A summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price

Outstanding at beginning of year	4,972	$ 11.84	4,813	$ 4.99	4,568	$ 3.69
Granted	953	17.16	1,148	26.34	1,313	9.17
Exchanged	1,169	12.68	—	—	—	—
Exercised	(1,735)	7.07	(718)	28.11	(779)	3.35
Canceled	(231)	15.36	(271)	11.33	(289)	6.11

Outstanding at end of year	5,128	14.45	4,972	11.42	4,813	4.99

Options exercisable at year-end	2,863		2,578		2,310
Weighted-average fair value of options granted during the year	$12.15		$17.51		$7.74

    The following table summarizes information about fixed stock options outstanding at December 31, 2001:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$1.39	–	$9.14	1,325,972	5.07 years	$ 4.21	1,102,277	$ 4.11
9.25	–	16.01	1,332,192	7.45 years	10.72	930,270	11.02
16.04	–	20.94	1,282,691	8.22 years	18.31	435,343	18.33
21.35	–	47.50	1,186,849	8.53 years	25.92	394,665	27.39

			5,127,704	7.28 years	14.45	2,862,555	11.74

    Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees. This plan replaced the Company's 1995 Employee Stock Purchase Plan, which was authorized to issue 500,000 shares. Elected officers of the Company are not eligible to participate. Under the terms of the plan, employees may elect to have between 1 and 15 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each offering period. An offering period is six months, beginning January 1 and July 1 of each year. Approximately 24%, 27% and 10% of eligible employees participated in the Plan and purchased approximately 476,100, 559,000 and 216,000 shares of the Company's common stock in 2001, 2000 and 1999, respectively. The weighted-average fair value of the purchase rights granted in 2001, 2000 and 1999 was $5.09, $3.33 and $5.60, respectively, which represents the approximate intrinsic value to the participants related to the benefits of participation in the plan as determined in accordance with SFAS 123.

    At December 31, 2001, the Company also had warrants outstanding for 5,000 shares of the Company's common stock at a price of $21.35 per share.

    Each of Titan Systems, SureBeam and Titan Wireless is a subsidiary of Titan and has its own key employee stock option plan. LinCom Wireless, AverCom and Scan Technologies, subsidiaries of Titan in the Emerging Technologies and Businesses segment, also have key employee stock option plans. As of December 31, 2001, Titan Systems and Titan Wireless each had approximately 20% of its fully diluted common stock that had been reserved for issuance under its plan, and SureBeam had approximately 11.7% of their fully diluted common stock that had been reserved for issuance under its respective plans. As of December 31, 2001, LinCom Wireless, AverCom and Scan Technologies had approximately 17%, 14% and 14%, respectively, of their fully diluted common stock that had been reserved for issuance under their plans.

    At December 31, 2001, Titan Systems and Titan Wireless had options outstanding of approximately 5,564,225 and 780,250, respectively. LinCom Wireless, AverCom and Scan Technologies had options outstanding of approximately 1,442,250, 1,192,500 and 634,000, respectively, at December 31, 2001. SureBeam had options outstanding of approximately 6,335,200 at December 31, 2001.

    During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share. These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price. The deferred compensation is amortized over the vesting period of the underlying options which is four years. Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999. During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million. SureBeam also recorded $78.6 million as deferred compensation at the time its recently completed initial public offering closed. This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time initial public offering closed, with the balance being recognized over the remaining four-year vesting period of the options. The amortization of deferred compensation expense is reflected in the loss from discontinued operations in all years.

    Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta. Cayenta recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000. Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant. Cayenta has recognized deferred compensation relating to these grants of approximately $1.2 million and is amortizing this deferred charge to expense over the four-year vesting period of these options.

Note 13. Benefit Plans

    The Company has various defined contribution benefit plans covering certain employees. The Company's contributions to these plans were $14.1 million, $11.1 million and $9.9 million in 2001, 2000 and 1999, respectively. The Company's combined discretionary contributions to employee stock ownership plans, including those of acquired companies, were $1.0 million in 1999. No contribution was made in 2000 or 2001. Discretionary contributions to a profit sharing plan covering certain employees were $0.2 million in 1999.

    The Company has a non-qualified executive deferred compensation plan for certain officers and key employees. The Company's expense for this plan, including interest, was $0.9 million, $0.8 million and $1.0 million in 2001, 2000 and 1999, respectively. Interest expense for the years ended December 31, 2001, 2000 and 1999 includes $0.5 million, $0.3 million and $0.8 million, respectively, related to the plan. Included in other non-current liabilities is $6.2 million and $5.7 million related to this plan at December 31, 2001 and 2000, respectively. Cash surrender value of the life insurance related to this plan was $7.3 million and $9.8 million included in Other Assets at December 31, 2001 and 2000, respectively. The Company also has performance bonus plans for certain of its employees. Related expense amounted to approximately $12.0 million, $12.3 million and $6.2 million in 2001, 2000 and 1999, respectively.

    The Company has previously provided for postretirement benefit obligations of operations discontinued in prior years. The Company also implemented a post retirement medical benefit plan for senior executives in 2000. All values related to this plan are immaterial. The Company has no other postretirement benefit obligations for any of its continuing operations nor for its recently discontinued businesses.

Note 14. Related Party Transactions

    In connection with our SureBeam business, we have entered into a number of agreements with SureBeam, including a Corporate services agreement pursuant to which we provide general corporate administrative support, facility space and related maintenance and occupancy services through a facilities allocation and a tax allocation agreement whereby in the event Titan offsets its taxable gains with SureBeam losses, Titan will compensate SureBeam in cash for the benefit it receives for use of SureBeam losses, when SureBeam demonstrates that it is able to utilize those losses or the losses would have otherwise expired.

    In September 2001, Titan purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets, for the following consideration: 1) a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1 million each payable on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. The company has obtained approval from its senior lenders to extend $25 million of this credit facility, and expects to obtain the consent of its lenders for the remaining $25 million prior to the spin-off of SureBeam.

    Related to the exchange of the $75 million debt owed by SureBeam to us, we exchanged $2 million of the balance on December 31, 2001 for 190,385 Class B common shares of SureBeam, and exchanged the remaining $73 million of the balance on February 13, 2002 for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam.

    We have entered into subcontract agreements with SureBeam for them to build, design and integrate linear accelerators we are providing for our customers in our Scan Technologies business to provide medical sterilization electron beam accelerators as well as mail sanitization systems for the United States Postal Service ("USPS"). All appropriate intercompany eliminations have been made in our consolidated financial statements.

    Titan has also committed to utilize SureBeam as its exclusive supplier, provide SureBeam offers competitive terms, for all e-beam and x-ray accelerator systems owned and operated by Titan or sold to a third party through at least December 31, 2003. In addition, Titan has also committed to utilize SureBeam exclusively for all integration services related to accelerator systems until at least December 31, 2002.

    In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank. As of December 31, 2001, Titan has guaranteed approximately $1.3 million, or 19.9% of the loan balance.

    At December 31, 2001, the Company had loans receivable from three officers of two of the Company's subsidiaries totaling $0.3 million.

Note 15. Subsequent Events

    On February 13, 2002, Titan exchanged $73.0 million of SureBeam's outstanding balance of its promissory note to Titan for equity in SureBeam, at $9.521 per share, the twenty day trading average of SureBeam as of February 12, 2002, which resulted in the exchange for 4,441,496 shares of Class A common stock and 3,225,765 shares of Class B common stock of SureBeam.

    On February 22, 2002, Titan completed the acquisition of International Systems, LLC, which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, for a purchase price of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations. Also, additional consideration may be paid based on the receipt of certain potential future contract awards and the achievement of defined earnings levels on certain contracts, which consideration may be satisfied with cash or Titan common stock. The operations of International Systems will be reported in our Titan Systems segment.

    On February 25, 2002, Titan entered into a definitive agreement to acquire Science and Engineering Associates, Inc. ("SEA"), a New Mexico based privately held provider of engineering and information technology services and specialized laser, sensor, and imaging products for approximately $72.0 million in Titan common stock less a $3.8 million holdback, which is subject to the satisfaction of certain indemnification obligations for a one year period following the close date. In addition, a potential $3.8 million earnout may be paid upon the attainment of certain operating performance targets. The exchange ratio and the number of shares of Titan stock will be determined based upon the average closing sale prices of Titan common stock over the 20 consecutive trading days ending on the day prior to the date of the SEA special meeting of shareholders called to approve the merger agreement. The special meeting has not yet been scheduled, but is expected to be held in the second quarter of 2002, and the transaction is expected to close shortly thereafter.

    On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and internet services. Titan will issue approximately 1,448,700 shares of common stock for all the common stock of GlobalNet and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock. GlobalNet's operations will be reported in our Titan Wireless segment.

    On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products. Titan will issue approximately 4,919,500 shares of common stock for all the common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock. Jaycor's operations will be reported in our Titan Systems segment.

Note 16. Unaudited Quarterly Financial Data (in thousands, except per share data)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$254,637	$271,351	$274,158	$331,906	$1,132,052
Gross profit	67,310	67,007	68,941	83,935	287,193
Income (loss) from continuing operations	(25,394)	(144)	3,488	7,852	(14,198)
Net income (loss)	(59,870)	(7,805)	(38,791)	7,852	(98,614)
Basic earnings per share:
Income (loss) from continuing operations	$(.56)	$(.01)	$.06	$.12	$(.32)
Net income (loss)	(1.29)	(.16)	(.63)	—	(1.76)
Diluted earnings per share:
Income (loss) from continuing operations	(.56)	(.01)	.06	.12	(.32)
Net income (loss)	(1.29)	(.16)	(.61)	—	(1.76)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$216,141	$248,538	$268,371	$274,953	$1,008,003
Gross profit	52,427	61,165	67,839	84,278	265,709
Income (loss) from continuing operations before extraordinary loss	(11,685)	(10,825)	6,555	3,866	(12,089)
Net income (loss)	(15,236)	(12,485)	5,691	3,302	(18,728)
Basic earnings per share:
Income (loss) from continuing operations before extraordinary loss	$(.25)	$(.21)	$.11	$.05	$(.30)
Net income (loss)	(.32)	(.24)	.09	.04	(.43)
Diluted earnings per share:
Income (loss) from continuing operations before extraordinary loss	(.25)	(.21)	.10	.05	(.30)
Net income (loss)	(.32)	(.24)	.09	.04	(.44)

    The above financial information for each quarter reflects all normal and recurring adjustments.

    Loss from continuing operations and net loss for 2001 include acquisition and integration related charges and other of $36.8 million. Net loss for 2001 includes a loss from discontinued operations of $84.4 million.

    Loss from continuing operations and net loss for 2000 include acquisition related charges of $41.5 million, net of other income of $2.1 million. Net loss for 2000 includes a loss from discontinued operations of $1.9 million.

PART III

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        No information is required by Item 9.

Item 10.  Directors and Executive Officers of the Company

        The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information under "Election of Directors - Information Concerning Nominees," "Management - Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

        The information required by Item 11 is incorporated herein by this reference to such information under "Report of the Compensation, Stock Option and Pension Committee of the Board of Directors on Executive Compensation" and "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated herein by this reference to such information under "Ownership of the Common Stock of the Titan Corporation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated herein by this reference to such information under "Agreements with Executive Officers and Directors" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page 53.

(b)	During the three months ended December 31, 2000, the Registrant filed the following:

	(1)	Current Report on Form 8-K/A dated August 4, 2001, to report the completion on September 28, 2001, of the Registrant's acquisition of all the outstanding shares of common stock of Datron Systems Incorporated ("Datron") pursuant to an agreement and Plan of Merger and Reorganization, dated as of June 24, 2001, by and among Titan, Datron and Gem Acquisition Corp., a wholly-owned subsidiary of Titan. The filing contained the required financial statements of Datron and pro forma information, incorporated by reference to previous filings.

	(2)	Current Report on Form 8-K dated October 25, 2001, filed for purposes of updating the Registrant's publicly available disclosure, included the Registrant's financial statements for the three years in the period ended December 31, 2001, and Management's Discussion and Analysis of Financial Condition and Results of Operations, restated for the discontinuance of the Registrant's SureBeam segment.

	(3)	Current Report on Form 8-K dated November 27, 2001, to report the completion of the Registrant's acquisition of all of the outstanding shares of common stock of BTG, Inc. ("BTG"), following a vote by BTG shareholders approving the transaction pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 19, 2001, by and among Titan, BTG and T T Acquisition Corp., a wholly-owned subsidiary of Titan, on November 27, 2001. The filing contained the financial statements required for BTG and the required pro forma financial information.

(c)	Listing of Exhibits

Exhibit Index

Exhibit No.	Description	Page No.
1.1	Form of Purchase Agreement among The Titan Corporation, the selling stockholders named therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston Corporation as representatives of the underwriters, which was Exhibit 1.1 to Registrant's Amendment No. 1 to Form S-3 (No. 333-63274), dated July 6, 2001, is incorporated herein by this reference.

*
3.1	Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998,is incorporated herein by this reference. Registrant's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.

*
3.2	Registrant's By-laws, as amended, which was filed with the Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, as Exhibit 6(a)(3) is incorporated herein by this reference.	*
3.3	Registrant's By-laws, which was Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
3.4	Amendments to Bylaws of Registrant, dated March 22, 2000 and August 16, 2000.

4.1	Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.

*
4.2	Letter Agreement dated February 4, 1998 between the Registrant and DBA Systems, Inc. ("DBA") regarding certain registration rights granted in connection with the acquisition of DBA, which was Exhibit 10.38 to Registration Statement on Form S-4 (No. 333-45719), is incorporated herein by this reference.

*
10.1	Stock Option Plan of 1990, which was filed in the 1990 definitive proxy statement and was Exhibit 10.11 to Registrant's 1989 Annual Report on 10-K, is incorporated herein by this reference.	*
10.2	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.3	Amendment to Stock Option Plan Of 1994, which was Exhibit 10.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.4	Stock Option Plan of 1997, which was filed in the Registrant's 1997 Definitive Proxy Statement as Appendix A, is incorporated herein by this reference.	*
10.5	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.6	1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.7	1996 Directors' Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.8	1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.	*
10.9	Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.

*
10.10	Executive Severance Plan entered into by the Registrant with Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

*
10.11	Executive Severance Plan entered into by the Company with Gene W. Ray, Eric M. DeMarco and Nicholas J. Costanza, which was Exhibit 10.15 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.12	Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.13	Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.14	Agreement and Plan of Merger and Reorganization dated January 6, 1998 among The Titan Corporation, Titan Acquisition Sub, Inc. and DBA Systems, Inc. which was filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (No. 333-45719), is incorporated herein by this reference.

*
10.15	Agreement and Plan of Merger and Reorganization dated February 26, 1998, among The Titan Corporation, Sunrise Acquisition Sub, Inc., Horizons Technology, Inc. ("Horizons") and certain stockholders of Horizons, which was filed as Appendix A to the Registrant's Registration Statement on Form S-4 (No. 333-47633), is incorporated herein by this reference.

*
10.16	Stock Purchase Agreement dated as of March 24, 1998 between Titan Technologies and Information Systems Corporation, Validity Corporation and the Shareholders of Validity Corporation, which was Exhibit 10.21 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.17	Agreement and Plan of Reorganization dated as of June 30, 1998 by and among The Titan Corporation, Delsys Merger Corp., and Delfin Systems, which was filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (No. 333-60127), is incorporated herein by this reference.

*
10.18	Agreement and Plan of Merger and Reorganization dated as of August 7, 1998 among The Titan Corporation, Merger Sub Acquisition Corp., VisiCom Laboratories, Inc., and Certain Shareholders of VisiCom Laboratories, Inc., which was Exhibit 10.23 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.19	Stock Purchase Agreement dated as of June 9, 1999 among Titan Technologies and Information Systems Corporation, System Resources Corporation and the Stockholders of System Resources Corporation, which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 9, 1999, is incorporated herein by this reference.

*
10.20	Agreement and Plan of Merger and Reorganization dated as of July 1, 1999 among Titan Technologies and Information Systems Corporation, TTIS MergerCo, Inc., Atlantic Aerospace Electronics Corporation, and the Designated Stockholders, which was Exhibit 10.25 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.21	Limited Liability Company Agreement of Soliance Networks, LLC dated as of August 25, 1999 among Sempra Energy Information Solutions, modis, Inc., and Cayenta.com, Inc., which was Exhibit 10.26 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.22	Agreement and Plan of Merger, as amended, dated as of October 4, 1999 among IPIVOT, Inc., Intel Corporation, WCXT Acquisition Corporation and Brett Helm and William Strensrud as the representatives of the Escrow Securityholders, which was Exhibit 10.27 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.23	Stock Purchase Agreement dated as of November 2, 1999 among Cayenta.com, Inc., J B Systems, Inc, d.b.a. Mainsaver Corporation and Mainsaver, JKS Separate Property Trust, The Gehl Living Trust, JBS Acquisition Company, LLC, Epicor Software Corporation, Mark Stevens and The Titan Corporation, which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 2, 1999, is incorporated herein by this reference.

*
10.24	Stock Exchange and Stock Purchase Agreement dated as of December 7, 1999 among Cayentai Inc., Cayenta Operating Company, The Titan Corporation, Assist Cornerstone Technologies, Inc. and the Selling Shareholders, which was Exhibit 10.29 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted schedule.

*

10.25	Agreement and Plan of Merger dated as of December 9, 1999 among The Titan Corporation, Advanced Communication Systems, Inc., and AT Acquisition Corp, which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 9, 1999, is incorporated herein by this reference.

*
10.26	Agreement and Plan of Merger, dated as of December 9, 1999 and amended as of January 20, 2000, among the Registrant, Merger Sub and ACS, which was filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (No. 333-95245), is incorporated herein by this reference.

*
10.27	Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.28	Stock Purchase Agreement dated as of December 23, 1999 among Cayenta, Inc., SFG Technologies, Inc., the Common Selling Shareholders, the Preferred Selling Shareholders and the Option Holders, which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 22, 1999, is incorporated herein by this reference.

*
10.29	Agreement and Plan of Reorganization dated as of January 28, 2000 among The Titan Corporation, MT Acquisition Corp., William C. Lindsey, Inc. (DBA LinCom Corporation) and the Principal Shareholder of William C. Lindsey, Inc., which was Exhibit 10.34 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Company will furnish supplementally to the Commission a copy of any omitted schedule.

*
10.30	5 3/4% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (High Tides) dated as of February 3, 2000, which was Exhibit 10.35 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.31	Senior Secured Credit Agreement, dated as of February 23, 2000 among the Company, Various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc. as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.36 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.32	Agreement and Plan of Merger dated as of March 10, 2000 among The Titan Corporation, Titan Acquisition Corporation and Pulse Engineering, Inc., which was Exhibit 10.37 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted schedule.

*
10.33	Agreement and Plan of Merger, dated as of March 24, 2000, by and among The Titan Corporation, V T Acquisition Corp. and AverStar, Inc., which was Exhibit 2.1 to Registrant's Form S-4 (No. 333-35188) dated April 20, 2000, is incorporated herein by this reference.

*
10.34	Stock Purchase Agreement, dated as of May 31, 2000, by and among The Titan Corporation, Sencom Corp. and The Stockholders of Sencom Corp, which was Exhibit 10.39 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted schedule.

*

10.35	First Amendment to Senior Secured Credit Agreement, dated June 1, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.40 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.36	Second Amendment to Senior Secured Credit Agreement, dated June 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.41 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.37	Stock Purchase Agreement, dated June 28, 2000, by and among Titan Wireless, Inc., Titan Wireless Afripa Holding, Inc., Ivoire Telecom S.A. Holding and M. Louis N'Ki Diakite, which was Exhibit 10.42 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference. We have not filed Schedules and similar attachments to this Exhibit. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted schedule.

*
10.38	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.39	The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant's Form S-8 (No. 333-41140) dated July 11, 2000, is incorporated herein by this reference.

*
10.40	Third Amendment to Senior Secured Credit Agreement, dated August 22, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.45 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.41	Fourth Amendment to Senior Secured Credit Agreement, dated November 20, 2000, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.46 to the Registrant's 2000 Annual Report on Form 10-K, is incorporated herein by this reference.

*
10.42	Asset Purchase Agreement dated March 23, 2001 by and among Maxwell Technologies Systems Division, Inc., Maxwell Technologies, Inc., and Titan Systems Corporation, which was Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated May 15, 2001, is incorporated herein by this reference. We did not file Schedules and similar attachments to this Exhibit. Upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted schedule.

*
10.43	Fifth Amendment to Senior Secured Credit Agreement, dated June 11, 2001, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 14, 2001, in incorporated herein by this reference.

*

10.44	Sixth Amendment to Senior Secured Credit Agreement, dated July 11, 2001, by and among The Titan Corporation, various financial institutions from time to time parties thereto (the "Lenders"), Credit Suisse First Boston, as the Lead Arranger and as the Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as the Documentation Agent, which was Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated August 14, 2001, in incorporated herein by this reference.

*
10.45	Agreement and Plan of Reorganization, dated September 19, 2001, among The Titan Corporation, T T Acquisition Corp., and BTG, Inc., which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 19, 2001, is incorporated herein by this reference.

*
10.46	Agreement and Plan of Merger and Reorganization, dated as of June 24, 2001, by and among The Titan Corporation, Gem Acquisition Corp. and Datron Systems Incorporated, which was Exhibit 2.1 to Registrant's Form S-4 dated July 9, 2001 (No. 333-64768) is incorporated herein by this reference.

*
10.47	Agreement and Plan of Merger, dated January 6, 2002, among The Titan Corporation, T T III Acquisition Corp., and GlobalNet, Inc., which was Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 6, 2002, is incorporated herein by this reference.

*
10.48	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2002, by and among The Titan Corporation, Thunderbird Acquisition Corp. and Jaycor, Inc., which was Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 21, 2002, is incorporated herein by this reference.

*
10.49	Agreement and Plan of Merger and Reorganization, dated as of February 23, 2002, by and among The Titan Corporation, Thunderbird Acquisition, Inc. and Science and Engineering Associates, Inc., which was Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 23, 2002, is incorporated herein by this reference.

*
10.50	Amended and Restated Senior Secured Credit Agreement, dated as of February 13, 2002, among The Titan Corporation, as the Borrower, various financial institutions as the Lenders, Credit Suisse First Boston, as Lead Arranger and Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Novia Scotia as Documentation Agent, which was Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*
10.51	Exchange Agreement dated December 31, 2001, between SureBeam Corporation and The Titan Corporation, which was Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*
10.52	Exchange Agreement dated February 11, 2002, between SureBeam Corporation and The Titan Corporation, which was Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*
10.53	License Agreement dated October 17, 2001, between SB OperatingCo, Inc. and The Titan Corporation, which was Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*
10.54	The Titan Corporation Deferred Compensation Plan, Master Plan Document effective January 1, 2002.
10.55	Contract for Purchase and Sale of Equipment and services made and entered into as of February 11, 2002, by and between The Titan Corporation and SureBeam Corporation.
10.56	Letter Agreement dated March 29, 2002, between The Titan Corporation and SureBeam Corporation.

21	Subsidiaries of Registrant as of March 26, 2002.
23	Consent of Arthur Andersen LLP, Independent Public Accountants.
99	Letter to United States Securities and Exchange Commission.

*          Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
March 28, 2001	By:	/s/ GENE W. RAY Gene W. Ray, President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY Gene W. Ray	President, Chief Executive Officer and Chairman of the Board	March 28, 2002
/s/ ERIC M. DEMARCO Eric M. DeMarco	Executive Vice President and Chief Operating Officer	March 28, 2002
/s/ MARK W. SOPP Mark W. Sopp	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2002
/s/ DEANNA J. HOM Deanna J. Hom	Vice President, Corporate Controller (Principal Accounting Officer)	March 28, 2002
/s/ MICHAEL B. ALEXANDER Michael B. Alexander	Director	March 28, 2002
/s/ EDWARD H. BERSOFF, Ph.D. Edward H. Bersoff, Ph.D.	Director	March 28, 2002
/s/ JOSEPH F. CALIGIURI Joseph F. Caligiuri	Director	March 28, 2002
/s/ PETER A. COHEN Peter A. Cohen	Director	March 28, 2002

/s/ DANIEL J. FINK Daniel J. Fink	Director	March 28, 2002
/s/ SUSAN GOLDING Susan Golding	Director	March 28, 2002
/s/ ROBERT M. HANISEE Robert M. Hanisee	Director	March 28, 2002
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 28, 2002
/s/ JAMES ROTH James Roth	Director	March 28, 2002
/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	March 28, 2002

THE TITAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(As Restated—see Note 1 of the Notes to Consolidated Financial Statements)

For the years ended December 31, 2001, 2000, and 1999

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(a)	Charged to Other Accounts	Deductions	Balance at end of year
2001:
Accrued merger and integration costs	$13,846	$36,768	$—	$49,316	$1,298
Allowance for doubtful accounts	4,419	7,827	—	3,771	8,475
2000:
Accrued merger and integration costs	5,880	38,820	—	30,854	13,846
Allowance for doubtful accounts	4,099	1,413	—	1,093	4,419
1999:
Accrued merger and integration costs	3,035	8,637	—	5,792	5,880
Allowance for doubtful accounts	2,427	4,674	—	3,002	4,099

(a)           Includes $4,334, $(326) and $1,441 added through acquisitions in 2001, 2000 and 1999, respectively.

QuickLinks

PART I

           Item. 1  Business
           Item. 2  Properties
           Item. 3  Legal Proceedings

PART II

           Item. 5  Market for the Company's Common Equity and Related Skockholder Matters
           Item. 6  Selected Financial Data
           Item. 7  Management's Discussion and Analysis Of Financial Condition and Results Of Operations
           Item. 7A.  Quantitative and Qualitative Disclosures About Market Risk
           Item. 8  Financial Statements and Supplementary Data

           Report Of Independent Public Accountants

           Consolidated Statements Of Operations
           Consolidated Balance Sheets
           Consolidated Statements Of Cash Flows
           Consolidated Statements Of Stockholders' Equity

           Notes To Consolidated Financial Statements

Part III

Part IV

           Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES