Form 10-Q
period 2002-03-31
TITAN CORP
filed 2002-05-16
CIK 32258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

    The number of shares of registrant's common stock outstanding at May 9, 2002, was 77,072,202.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2002	2001

Revenues	$340,545	$239,116

Costs and expenses:
Cost of revenues	271,774	179,029
Selling, general and administrative expense	42,768	43,773
Research and development expense	4,868	3,387
Acquisition and integration related charges and other	—	13,376

Total costs and expenses	319,410	239,565

Operating profit (loss)	21,135	(449)
Interest expense	(8,473)	(8,902)
Interest income	140	278

Income (loss) from continuing operation before income taxes, minority interest and cumulative effect of change in accounting principle	12,802	(9,073)
Income tax provision (benefit)	5,377	(611)

Income (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	7,425	(8,462)
Minority interest	—	649

Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,425	(7,813)
Loss from discontinued operations, net of tax benefit	(938)	(52,058)
Cumulative effect of change in accounting principle, net of tax benefit (from continuing operations $6,144, from discontinued operations $33,967)	(40,111)	—

Net loss	(33,624)	(59,871)
Dividend requirements on preferred stock	(172)	(172)

Net loss applicable to common stock	$(33,796)	$(60,043)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.10	$(0.16)
Loss from discontinued operations, net of tax benefit	(0.01)	(1.13)
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.09) per share, discontinued operations ($0.48) per share)	(0.57)	—

Net loss	$(0.48)	$(1.29)

Weighted average shares	70,771	53,377

Diluted earnings (loss) per share:
Loss from continuing operations before cumulative effect of change in accounting principle	$0.09	$(0.16)
Loss from discontinued operations, net of tax benefit	(0.01)	(1.13)
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.08) per share, discontinued operations ($0.47) per share)	(0.55)	—

Net loss	$(0.47)	$(1.29)

Weighted average shares	72,385	53,377

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001

	(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$28,569	$28,957
Restricted cash	1,104	—
&nbspAccounts receivable—net	397,929	374,728
&nbspInventories	29,583	29,112
&nbspPrepaid expenses and other	27,682	19,286
Deferred income taxes	63,260	57,983
Current assets of discontinued operations	64,439	61,317

Total current assets	612,566	571,383

Property and equipment — net	111,644	95,627
Long-term contract receivables	99,610	93,143
Goodwill — net	543,122	438,549
Other assets — net	140,336	124,393
Non-current assets of discontinued operations	75,010	119,135

Total assets	$1,582,288	$1,442,230

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$13,750	$12,813
Accounts payable	111,506	88,845
Acquisition debt	2,000	2,000
Current portion of long-term debt	1,068	1,413
Accrued compensation and benefits	75,771	68,425
Other accrued liabilities	87,536	73,915
Income taxes payable	243	1,185
Current liabilities of discontinued operations	28,855	46,539

Total current liabilities	320,729	295,135

Long-term portion of amounts outstanding under line of credit	298,750	317,187

Other long-term debt	5,578	5,612

Non-recourse debt	46,381	42,456

Other non-current liabilities	50,822	40,735

Non-current liabilities of discontinued operations	1,403	9,932

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	148	23

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,628 and 689,678 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 77,268,616 and 70,128,582 shares	773	701
Capital in excess of par value	727,988	571,912
Deferred compensation	(29,192)	(34,055)
Retained earnings (accumulated deficit)	(91,035)	(57,239)
Accumulated other comprehensive income	195	128
Treasury stock (345,750 and 372,050 shares), at cost	(942)	(987)

Total stockholders' equity	608,477	481,150

Total liabilities and stockholders' equity	$1,582,288	$1,442,230

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Three months ended March 31,

	2002	2001

Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$7,425	$(7,813)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities, net of effects of businesses acquired and sold:
Depreciation and amortization	5,390	7,961
Write-offs due to asset impairments	—	1,842
Deferred income taxes and other	5,286	(417)
Minority interests	—	(649)
Deferred compensation	973	973
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	5,531	(44,813)
Inventories	(302)	(1,420)
Prepaid expenses and other assets	(8,781)	(4,278)
Accounts payable	16,636	(9,201)
Accrued compensation and benefits	6,913	8,033
Income taxes payable	(955)	—
Other liabilities	(8,687)	19,748

Net cash provided by (used for) continuing operations	29,429	(30,034)

Loss from discontinued operations	(938)	(52,058)
Minority interest attributable to discontinued operations	(112)	(11,573)
Issuance of stock in subsidiaries	114	60,841
Deferred compensation charge attributable to discontinued operations	3,890	39,015
Changes in net assets and liabilities of discontinued operations	(27,669)	(50,339)

Net cash provided by (used for) discontinued operations	(24,715)	(14,114)

Net cash provided by (used for) operating activities	4,714	(44,148)

Cash Flows from Investing Activities:
Capital expenditures	(6,525)	(14,515)
Acquisition of businesses and other equity interests, net of cash acquired	26,838	(6,358)
Capitalized software development costs	(828)	(1,533)
Proceeds from sale of investments and business	1,500	3,217
Other investments	(6,156)	(2,541)
Other	135	188

Net cash provided by (used for) investing activities	14,964	(21,542)

Cash Flows from Financing Activities:
Additions to debt	—	74,375
Retirements of debt	(20,444)	(365)
Issuance of stock by subsidiaries	123	—
Deferred financing costs	(1,132)	(25)
Increase in restricted cash	(1,104)	—
Dividends paid	(172)	(172)
Exercise of stock options and other	2,605	899
Other	(9)	(178)

Net cash provided by (used for) financing activities	(20,133)	74,534

Effect of exchange rate changes on cash	67	69

Net increase (decrease) in cash and cash equivalents	(388)	8,913
Cash and cash equivalents at beginning of period	28,957	26,263

Cash and cash equivalents at end of period	$28,569	$35,176

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen-sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Three Months Ended March 31, 2002
Balances at December 31, 2001	$690	$701	$571,912	$(34,055)	$(57,239)	$128	$(987)	$481,150
Issuance of stock for acquisitions		66	149,879				39	149,984
Exercise of stock options and other		4	2,601					2,605
Amortization of deferred compensation				4,863				4,863
Foreign currency translation adjustment						67		67
Shares contributed to employee benefit plans		2	3,596				6	3,604
Dividends on preferred stock - Cumulative convertible, $.25 per share					(172)			(172)
Net loss					(33,624)			(33,624)

Balances at March 31, 2002	$690	$773	$727,988	$(29,192)	$(91,035)	$195	$(942)	$608,477

Three Months Ended March 31, 2001
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Exercise of stock options and other		1	898					899
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				39,988				39,988
Foreign currency translation adjustment						69		69
Unrealized loss on investments						(55)		(55)
Gain related to issuance of stock in subsidiary					52,025			52,025
Dividends on preferred stock - Cumulative convertible, $.25 per share					(172)			(172)
Net loss					(59,871)			(59,871)

Balances at March 31, 2001	$690	$542	$270,860	$(52,498)	$(17,978)	$122	$(1,439)	$200,299

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2001. The accompanying financial information includes all controlled subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.  Additionally, certain prior year amounts have been reclassified to conform to the 2002 presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within Cayenta and Titan Technologies in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of 2002 (refer to Note 5).  The Company has reported the discontinuance of its SureBeam segment under the provisions of APB No. 30 and the discontinuance of its commercial information technology businesses under the provisions of SFAS No. 144. Also in August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

Note (2) Acquisitions and Investment

    On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and internet services to further Titan’s goal of building a global telecommunications network. Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.1 million, based on $19.37 per Titan share, the closing price as of March 14, 2002, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations are reported in our Titan Wireless segment from March 22, 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $28.9 million over the estimated fair market value of the net liabilities acquired of approximately $18.9 million was approximately $47.8 million.  In April 2002, the Company had an independent valuation report completed for the purchase price allocation of the GlobalNet acquisition, in which the determination was made to allocate $47.8 million to goodwill and $0 to intangible assets. The consolidated balance sheet reflects this allocation to goodwill.

    On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,919,500 shares of common stock for all the common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the 5-day closing trading average ending March 20, 2002.  Jaycor's operations are reported in our Titan Systems segment from March 22, 2002.  The excess of the purchase price of $99.6 million over the estimated fair market value of the net assets acquired of approximately $56.8 million was approximately $42.8 million.  The transaction was accounted for as a purchase.  In April 2002, the Company had an independent valuation report completed for the purchase price allocation of the Jaycor acquisition, in which the determination was made to allocate $38.9 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which will be amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.

    On February 25, 2002, Titan entered into a definitive agreement to acquire Science and Engineering Associates, Inc. ("SEA"), a New Mexico based privately held provider of engineering and information technology services and specialized laser, sensor, and imaging products for approximately $72.0 million in Titan common stock less a $3.8 million holdback, which is subject to the satisfaction of certain indemnification obligations for a one year period following the close date.  In addition, a potential $3.8 million earnout may be paid upon the attainment of certain operating performance targets.  The exchange ratio and the number of shares of Titan stock will be determined based upon the average closing sale prices of Titan common stock over the 20 consecutive trading days ending on the day prior to the date of the SEA special meeting of shareholders called to approve the merger agreement.  The special meeting has not yet been scheduled, but is expected to be held in the second or third quarter of 2002, and the transaction is expected to close shortly thereafter.

    On February 22, 2002, Titan completed the acquisition of International Systems, LLC, which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems. The purchase price was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations. Also, additional consideration may be paid based on the receipt of certain potential future contract awards and the achievement of defined earnings levels on certain contracts, which consideration may be satisfied with cash or Titan common stock. The operations of International Systems are reported in our Titan Systems segment. The transaction was accounted for as a purchase, and goodwill of $2.4 million was recorded.

    On November 27, 2001, the Company completed its acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquistion was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,024,100 shares of its common stock at an aggregate value of $99.9 million based on $24.814 per Titan share, the 15-day trading average ending November 19, 2001 and cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock valued at $11.8 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock. Titan also paid off $37.1 million of BTG's outstanding debt as of the closing date. The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $135.1 million over the estimated fair market value of the net liabilities acquired of approximately $15.0 million was approximately $150.1 million.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $9.2 million. This adjustment has been reflected in the consolidated balance sheet as additional net liabilities assumed by the Company. The Company recognized approximately $0.3 million in the three months ended March 31, 2002, as a reduction of costs, with the remaining $8.4 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

    In February 2002, the Company had an independent valuation report completed for the purchase price allocation for the BTG acquisition, in which the determination was made to allocate $140.3 million to goodwill and $9.8 million to intangible assets.  The intangible assets consist of backlog and customer relationships of $2.2 million and $7.6 million, respectively, which will be amortized over the estimated useful lives of 1 year and 2 to 5 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets commenced in the first quarter of 2002.

    On September 28, 2001, the Company completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.   The acquistion was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the 10-day trading average ending July 27, 2001, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $48.9 million over the estimated fair market value of the net assets acquired of approximately $15.9 million was approximately $33 million.  In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million.  This adjustment has been relected in the accompanying consolidated balance sheet as additional net liabilities assumed by the Company. The Company recognized approximately $0.3 million in the three months ended March 31, 2002, as a reduction of costs, with the remaining $0.3 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

    In February 2002, the Company had an independent valuation report completed for the purchase price allocation for the Datron acquisition, in which the determination was made to allocate $27.4 million to goodwill and $5.6 million to intangible assets. The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively. The consolidated balance sheet reflects this allocation between goodwill and intangible assets. The amortization expense related to the intangible assets commenced in the first quarter of 2002.

    On March 23, 2001, the Company's subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications. The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing. The initial $9.8 million of the purchase price was paid on April 2, 2001. The Company received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments. Under the agreement, the Company had full recourse to the seller for all accounts receivable not collected within 180 days of the closing date. In October 2001, the Company paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable. The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, which had been amortized on a straight line basis over 30 years, was approximately $7.3 million at March 31, 2002, and is reflected as goodwill in the Company's consolidated balance sheet.

    On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in a start-up telecommunications provider, Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom.  Ivoire Telecom is a telecommunications service provider, conducting business in several western African countries.  Ivoire Telecom provides a number of telecommunications services including voice and data via VSAT’s (Very Small Aperture Terminals), satellite fixed wireless and prepaid calling cards.  The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment.  The investment is reflected in Other Assets in the Company's consolidated balance sheet. In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network. Titan has also provided equipment as a part of its investment with an approximate aggregate value of $4.5 million. At March 31, 2002, this $35 million commitment had been substantially funded. Our aggregate investment in Ivoire Telecom of approximately $50 million has been reflected in Other Assets in the Company's consolidated balance sheet at March 31, 2002, and has been reported on the cost method as a result of the Company’s inability to exercise control and significant influence and receive reliable timely financial information. However, based upon the information available to management, we believe Ivoire Telecom continues to incur losses and negative cash flows consistent with our original expectations at the time of investment in this start-up enterprise. To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.

    Management does, however, on a continuous basis, evaluate the build-out of the Ivoire Telecom network in relation to its operation plan, has dialogue with Ivoire Telecom’s operating management, and evaluates various alternatives relative to realizing the value of its investment.  Based on these factors, management believes that the value is properly stated at cost.  We will continue to evaluate the carrying value of our investment.

    Unaudited pro forma data giving effect to the purchase of Jaycor, GlobalNet, BTG and Datron as if they had been acquired at the beginning of 2001 are shown below. Pro forma information related to the Maxwell or International Systems acquisitions are not included, because the effects are not significant.

	Three months ended March 31,

	2002	2001

Revenues	$379,473	$354,444

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(5,457)	(12,127)
Net income (loss)	(12,247)	(64,185)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.08)	$(0.46)
Net income (loss)	(0.66)	(1.20)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.08)	$(0.46)
Net income (loss)	(0.66)	(1.20)

    During the three months ended March 31, 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000, and $3.75 million for the Sakon investment.  All amounts had been accrued previously.

Note (3) Acquisition and Integration Related Charges and Other

    There were no acquisition and integration related charges and other in the first quarter of 2002.

    The $13.4 million charge in the first quarter of 2001 includes costs of $12.9 million primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories  customers of Titan Systems, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances. The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters were resolved in 2001. Approximately $0.7 million of these charges were related to capitalized software costs previously designed for B2B exchanges incurred in Cayenta operations now a part of Titan’s government business.

    Also included in the acquisition and integration related charges and other in the three months ended March 31, 2001 is a charge of $0.5 million in the Titan Wireless segment for employee termination costs related to certain organizational changes within that business unit.

    As of March 31, 2002, approximately $1.2 million was remaining to be paid primarily related to excess facilities which are expected to be paid during 2002.

Note (4) Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

    SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However,if the carrying value of thereporting unit exceeds its fair value, the goodwill of this unit may beimpaired. The amount, if any, of the impairment would then be measured in thesecond step.

    In connection with adopting this standard as of January 1, 2002, during the first quarter the Company’s independent valuation consultant, KPMG Consulting Inc. (“KCI”) completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, KCI has substantially completed step two of the test. Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, or $0.57 basic loss per share and $0.55 diluted loss per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from anundiscounted cash flow method, as required by SFAS No. 121, "Accounting for theImpairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," toa discounted cash flow method and comparative market analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was reported in our Titan Technologies segment (previously our Emerging Technologies and Businesses segment), both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  Approximately $34.0 million of this charge, net of tax, pertained to businesses that were discontinued by the Company on March 1, 2002.

    The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the recorded amortization of goodwill and other purchased intangibles. The impact on net income (loss), and basic and diluted net earnings (loss) per share for the quarters ended March 31, 2002 and 2001 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:

	Three months ended March 31,

	2002	2001

Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	$7,425	$(7,813)
Add back goodwill amortization, net of tax	—	3,476

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	7,425	(4,337)

Loss from discontinued operations, net of tax	(938)	(52,058)
Add back goodwill amortization, net of tax	—	3,191

Adjusted loss from discontinued operations	(938)	(48,867)

Cumulative effect of change in accounting principle (from continuing operations $6,144, from discontinued operations $33,967)	(40,111)	—

Adjusted net loss	(33,624)	(53,204)
Dividend requirements on preferred stock	(172)	(172)

Adjusted loss applicable to common stock	$(33,796)	$(53,376)

Basic earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.16)
Add back goodwill amortization, net of tax	—	0.07

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	0.10	(0.09)

Loss from discontinued operations, net of tax benefit	(0.01)	(1.13)
Add back amortization of goodwill	—	0.06

Adjusted loss from discontinued operations, net of tax	(0.01)	(1.07)

Cumulative effect of change in accounting principle, net of tax benefit (from continuing operations ($0.09), from discontinued operations ($0.48))	(0.57)	—

Adjusted income (loss) applicable to common stock	$(0.48)	$(1.16)

Weighted average shares – basic	70,711	53,377

Diluted earnings per share:
Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.09	$(0.16)
Add back goodwill amortization, net of tax benefit	—	0.07

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	0.09	(0.09)

Loss from discontinued operations, net of tax benefit	(0.01)	(1.13)
Add back amortization of goodwill	—	0.06

Adjusted loss from discontinued operations, net of tax	(0.01)	(1.07)

Cumulative effect of change in accounting principle, net of tax benefit (from continuing operations ($0.08), from discontinued operations ($0.47))	(0.55)	—

Adjusted loss applicable to common stock	$(0.47)	$(1.16)

Weighted average shares	72,385	53,377

Note (5) Discontinued Operations

2002 Discontinued Operations

    On March 1, 2002, the Company made the decision to sell certain of its commercial information technology operations within Cayenta and Titan Technologies in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems, and Cayenta’s remaining operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    Included in the loss from discontinued operations for certain components of Cayenta are acquisition and integration related charges and other in the first quarter of 2001 of $18.8 million related to the restructuring of Cayenta as well as certain asset impairments. As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of approximately $1.0 million and the elimination of duplicate and excess facilities, resulting in a charge of approximately $1.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $15.4 million was comprised of the following: $5.9 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $2.0 million for accounts receivable, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.  In addition, approximately $1.3 million for capitalized software developed for B2B exchanges was written off due to impairment.

2001 Discontinued Operations

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed its initial public offering ("IPO"). On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution, and Titan intends to execute the spin off as soon as practical, subject to obtaining all required third party consents. Titan has historically reported the SureBeam business as a separate segment. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.

    Revenues and net loss generated by SureBeam for the three months ended March 31, 2002 were $2.1 million and $10.5 million, respectively. Revenues and net loss generated by SureBeam for the three months ended March 31, 2001 were $5.5 million and $40.6 million, respectively. At the time the Company adopted the plan to spin-off SureBeam, the Company recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal. This charge was recorded in the quarter ended September 30, 2001. All losses incurred by SureBeam since that time have been charged against this accrual. The remaining balance at March 31, 2002 was approximately $5.4 million. Management will continue to assess the estimated disposal costs and losses, and may from time to time adjust the allowance for such costs accordingly.

2000 Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses. Accordingly, the results of these businesses have been accounted for as discontinued operations in 2001. In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000. All periods presented reflect these specific operations as discontinued operations. Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

    Following is a table of all related balance sheet categories for each discontinued operation as of March 31, 2002:

	As of March 31, 2002	As of December 31, 2001

Current assets of discontinued operations
SureBeam	$49,693	$44,940
Commercial information technologies	13,054	14,685
Other	1,692	1,692

	$64,439	$61,317

Non-current assets of discontinued operations
SureBeam	$63,500	$65,704
Commercial information technologies	11,510	53,431
Other	—	—

	$75,010	$119,135

Current liabilities of discontinued operations
SureBeam	$16,176	$30,977
Commercial information technologies	10,343	13,069
Other	2,336	2,493

	$28,855	$46,539

Non-current liabilities of discontinued operations
SureBeam	$—	$7,608
Commercial information technologies	1,403	2,324
Other	—	—

	$1,403	$9,932

Note (6) Debt

    At March 31, 2002, total borrowings outstanding under the Company's primary credit facility with a syndicate of commercial banks were $312.5 million at a weighted average interest rate of 5.04%. Commitments under letters of credit were $8.8 million at March 31, 2002, $6.0 million of which reduce availability of the working capital line. Of the total borrowings, $13.8 million was short-term. At March 31, 2002, the Company was in compliance with all financial covenants under its various debt agreements.

    At March 31, 2002, the Company had $1.1 million in restricted cash to secure certain letter of credit obligations.

Note (7) Other Financial Information

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

    On March 1, 2002, the Company adopted a plan to eliminate and hold for sale certain of its commercial information technology operations within Cayenta and Titan Technologies in order to allow management to focus on operations with the most near term growth opportunities. As a result, Cayenta’s federal government operations are now reported as a part of Titan Systems, and Cayenta’s remaining operations are being reported in Titan Technologies, which was formerly named Emerging Technologies and Businesses.  In accordance with Statement of Financial Accounting Standards No. 144, all current and prior year data have been restated to reflect the operations of Cayenta which have been eliminated and held for sale as discontinued operations, and the segment of Cayenta (Software Systems) is no longer reported as a separate segment. Further, all prior period data has been restated to reflect the change in Titan’s segment reporting for the components previously reported as Cayenta that will be continued in Titan Systems and Titan Technologies.

    The following tables summarize revenues and operating profit (loss) by operating segment for the three month period ended March 31, 2002 and 2001. All segment operating profit and loss data reported on an historical basis and for the current year have been reported before Corporate overhead costs.

	Three months ended March 31,

	2002	2001

Revenues:
Titan Systems	$304,852	$211,543
Titan Wireless	20,822	21,014
Titan Technologies	14,871	6,559

	$340,545	$239,116

Operating Profit (Loss):
Titan Systems	$24,068	$4,691
Titan Wireless	(897)	(74)
Titan Technologies	2,629	(561)

Segment operating profit before Corporate	25,800	4,056
Corporate	(4,665)	(4,505)

	$21,135	$(449)

    The operating income of the Titan Systems segment for the three month period ended March 31, 2001 includes a planned $12.9 million restructuring charge related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3). Also in the Titan Systems segment, deferred profit of $1.0 million and $0.7 million related to acquisitions in 2001, 2000 and 1999 was recognized in the three months ended March 31, 2002 and 2001, respectively.

    Operating income in the Titan Wireless segment in the three month period ended March 31, 2001, includes restructuring charges of $0.5 million, as discussed in Note 3.

    The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

	Three months ended March 31, 2002			Three months ended March 31, 2001

	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Loss from continuing operations before cumulative effect of change in accounting principle	$7,425			$(7,813)
Less preferred stock dividends	(172)			(172)
Effect of minority interests	(466)			(587)

Basic EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	6,787	70,771	$0.10	(8,572)	53,377	$(0.16)
Effect of dilutive securities:
Stock options and warrants	—	1,614	(1.01)	—	—	—

Diluted EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$6,787	72,385	$0.09	$(8,572)	53,377	$(0.16)

    In the three months ended March 31, 2002, options and warrants to purchase approximately 1,218,400 shares of common stock at prices ranging from $20.70 to $47.50 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price. Options to purchase approximately 2,303,800 and 1,204,900 shares of common stock at prices ranging from $1.12 to $20.04 per share and $20.70 to $47.50 per share, respectively, were not included in the computation of diluted EPS for the three month period ended March 31, 2001, due to the loss from continuing operations and/or the exercise price.

    Approximately 5,038,000 shares in the three month periods ended March 31, 2002 and March 31, 2001 from the potential conversion of remarketable term income deferrable equity securities were not included in the computations as their effect was anti-dilutive. Approximately 460,000 shares of common stock in 2002 and 2001 that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

	March 31, 2002	December 31, 2001

Inventories:
Materials	$15,977	$15,720
Work-in-process	8,767	9,466
Finished goods	4,839	3,926

	$29,583	$29,112

    Supplemental disclosure of cash flow information:

	Three months ended March 31,

	2002	2001

Noncash investing and financing activities:
Issuance of stock for acquisitions	$149,984	$—
Gain related to issuance of stock in subsidiary	—	52,025
Shares contributed to employee benefit plans	3,604	—
Increase in non-recourse debt	3,925	18,363

Cash paid for interest	$9,859	$6,926
Cash paid for (provided by) income tax	(309)	910

Note (8) Commitments and Contingencies

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

    We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor. We and our subsidiaries are named as defendants in legal proceedings from time to time and we or our subsidiaries may assert claims from time to time. In addition, we acquire companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information and review, we believe the ultimate liability or recovery with respect to pending actions would not materially affect the Company's consolidated financial position or results of operations.  However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

Note (9) Related Party Transactions

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

    In September 2001, Titan purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets, for the following consideration: 1) Titan provides to SureBeam a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1 million each payable on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. The Company has obtained approval from its senior lenders to extend $25 million of this credit facility, and expects to obtain the consent of its lenders for the remaining $25 million prior to the spin-off of SureBeam.

    On March 29, 2002 as part of our commitment to extend a $50.0 million line of credit to SureBeam, Titan executed a $25.0 million irrevocable funding commitment to SureBeam. The $25 million credit facility is at an interest rate equal to Titan's effective weighted average debt rate plus 300 basis points; is secured by all assets of SureBeam; and matures on the earlier of (i) December 31, 2005, (ii) the date on which Titan's lenders accelerate the date for payment by Titan of amounts outstanding under Titan's senior credit agreement, (iii) the date of termination of Titan's senior credit agreement with its lenders, or (iv) the date SureBeam enters into a $50 million credit facility with Titan.

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

    Titan has also committed to utilize SureBeam as its exclusive supplier, provided SureBeam offers competitive terms, for all e-beam and x-ray accelerator systems owned and operated by Titan or sold to a third party through at least December 31, 2003. In addition, Titan has also committed to utilize SureBeam exclusively for all integration services related to accelerator systems until at least December 31, 2002.

    In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank. As of March 31, 2002, Titan has guaranteed approximately $1.3 million, or 19.9% of the loan balance.

    In March 2002, our Board of Directors adopted a stock option relinquishment program, the primary purpose of which is to align the interests of our directors and senior executives more closely with our stockholders' interests by allowing directors and senior executives to participate in the appreciation in our equity value:

•	without requiring our directors and executive officers to trade shares of our common stock obtained through the exercise of options on the open market; and

•	without the dilutive and potentially stock-price depressive effects associated with the exercise and subsequent sale of stock option shares.

    The program also assists our directors and executive officers with their individual financial planning. Under the program, a participant can relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which is 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20 day trailing average of the daily high and low sales price of our common stock prior to relinquishment. The loans will bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan is made. The loans are contingent upon the participant's, within 90 days, utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity. The deadline for notice from directors and executive officers of their intent to participate in the current program was March 29, 2002.

    If, subsequent to the individual's notice to participate and within 90 days after receiving the loan proceeds, the individual elects not to participate in the program or no life insurance policy is obtained, the loans are repaid with accrued interest thereon and the options are returned to the individual. The loans mature on the death of the second to die of the participant and his/her spouse. Under the program, to date the following conditional transactions have occurred, each still within the 90 day contingency period:

•	Dr. Ray, Chairman of the Board, President and Chief Executive Officer: 222,380 options conditionally relinquished, $3,985,725 principal amount of loan, 5.48% interest per annum;

•	Mr. Costanza, Senior Vice President, General Counsel and Secretary: 40,000 options conditionally relinquished, $614,400 principal amount of loans, 5.48% interest per annum;

•	Mr. Fink, director: 15,000 options conditionally relinquished, $336,337.50 principal amount of loan, 5.48% interest per annum;

•	Mr. Hanisee, director: 10,000 options conditionally relinquished, $220,184 principal amount of loan, 5.48% interest per annum; and

•	Mr. Alexander, director: 19,972 options conditionally relinquished, $499,999 principal amount of loan, 5.48% interest per annum.

    At March 31, 2002, the Company had other loans receivable from three officers of two of the Company's subsidiaries totaling $0.3 million.

Note (10) Subsequent Event

    On April 8, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for $450 million of committed financing. The financing is from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  Subsequent to April 8, 2002, the facility was increased to $485 million, which reflects additional capacity of $35 million on the revolving credit facility, up to $135 million.  This financing is expected to close in mid-May, 2002, subject to negotiation of terms and conditions.  The proceeds of the loan will be used in part to refinance outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000 (See Note 6).  SureBeam is not a guarantor under the new credit agreement, and its assets no longer will be used as collateral for the bank syndicate.

THE TITAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Results of Operations

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within Cayenta and Titan Technologies in order to allow management to focus on those operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems, and Cayenta’s remaining operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  All commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

Three Months Ended March 31, 2002:

    Consolidated.  Our consolidated revenues increased from $239.1 million in the first quarter of 2001 to $340.5 million in the first quarter of 2002.  Increased revenues were reported in our Titan Systems segment, primarily attributable to the acquisitions of BTG, Inc. in the fourth quarter of 2001 and Datron in the third quarter of 2001, and in our Titan Technologies segment, primarily as a result of revenues generated on Titan’s contract with the United States Postal Service (USPS) to provide mail sanitization systems.

    Titan Systems.  Titan Systems’ revenues increased from $211.5 million in the first quarter of 2001 to $304.9 million in the first quarter of 2002.  The acquisitions of BTG and Datron contributed approximately $69.6 million and $9.0 million of the revenues in the first quarter of 2002, respectively, with the remaining increase in revenues driven by internal revenue growth generated by strong demand from the Army for acquisition and logistics management and systems engineering services, from the Navy for satellite navigation system support, and aviation engineering and integration services in support of C4ISR and network centric warfare activities, and for information solutions, including both software and modem products, designed to increase the efficiency of satellite communications systems.  There was little impact from the acquisition of Jaycor, as the acquisition closed on March 24, 2002.  Comparable revenues for the first quarter of 2001 for BTG and Datron (which were not acquired until the fourth and third quarters of 2001, respectively), were approximately $58.8 million and $21.2 million, respectively.

    Titan Wireless.  Titan Wireless’ revenues decreased slightly from $21.0 million in the first quarter of 2001 to $20.8 million in the first quarter of 2002.  Increased service revenues of approximately $4.4 million from Titan’s wholesale long distance business generated by Titan’s consolidated joint venture, Sakon LLC, were offset by a $4.6 million decrease in revenues generated by the systems integration business, primarily a result of decreased revenues recorded on Titan Wireless’ project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunication of Benin (“OPT”).

    Titan Technologies.  Titan Technologies revenues increased from $6.6 million in the first quarter of 2001 to $14.9 million in the first quarter of 2002.   The increase in 2002 is related to revenues of approximately $5.9 million generated on Titan’s contract with the U.S. Postal Service to provide mail sanitization systems, and due to increased revenues of approximately $1.7 million generated by certain components of Cayenta, which provide software and integration services for utilities and municipalities.

Selling, General and Administrative

    Our SG&A expenses decreased from $43.8 million in the first quarter of 2001 to $42.8 million in the first quarter of 2002.  SG&A, as a percentage of revenues, decreased from 18.3% in the first quarter of 2001 to 12.6% in the first quarter of 2002.   The decrease in 2002 was due in part to reduced amortization of goodwill and purchased intangibles from $3.7 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002.  Excluding the amortization of goodwill and purchased intangibles and deferred compensation of $1.0 million in both years, SG&A decreased from 16.3% in 2001 to 11.9% in 2002.  The decrease in 2002 is in part attributable to certain cost reductions that were made during 2001, as well as to a difference in the methodology of the classification of operating costs reported as costs of sales versus sales, general & administrative costs, as defined by the recently acquired company BTG’s stated disclosure statement with its appropriate government customers.  We expect to conform BTG’s disclosure statement and classification of operating costs to those classifications used by Titan by the end of 2002.

Research and Development

    Our R&D expenses increased from $3.4 million in the first quarter of  2001 to $4.9 million in the first quarter of 2002.  The increase in 2002 is attributable to increased development expenses incurred in LinCom Wireless.  As a percentage of revenues, R&D expenses remained flat at 1.4% in the first quarter of 2001 and 2002.

Acquisition and Integration Related Charges and Other

Fiscal 2001 Charges

     Acquisition and integration related charges and other of $13.4 million in the first quarter of 2001 were comprised of costs of $12.2 million related to the integration of ACS and AverStar, and a realignment of business around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities.  Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan’s acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.  In addition, approximately $0.7 million of costs related to capitalized software costs previously designed for B2B exchanges incurred in Cayenta operations now a part of Titan’s government business.

     Also included in the acquisition and integration related charges and other is a charge of $0.5 million of employee termination costs in the Titan Wireless segment related to certain organizational changes within that business unit and the elimination of the internal product development group.

Operating Profit (Loss)

    Consolidated.  Our operating profit improved from an operating loss of $0.5 million in the first quarter of 2001 to operating profit of $21.1 million in the first quarter of 2002.   Our operating loss in 2001 included acquisition and integration related charges and other of $13.4 million, as well as $3.7 million of amortization of goodwill and $1.0 million of deferred compensation.  Included in our operating profit in 2002 is $1.4 million of amortization of purchased intangibles as well as $1.0 million of deferred compensation.  Excluding the acquisition and integration related charges and amortization of goodwill and purchased intangibles and deferred compensation, operating profit increased from $17.6 million in the first quarter of 2001 to $23.5 million in the first quarter of 2002.  Increased operating profit was primarily attributed to the increase in revenues discussed previously, offset by lower margins in our government business and in Titan Wireless, both attributable to a higher mix of lower margin service business in 2002.

    Segment Operating Profit.  Operating profit reported by business segment includes substantially all of the segment’s costs of operations and administration.  The segment performance is based upon profit or loss before interest expense, income taxes, and before allocated costs of corporate overhead.  Corporate overhead may include, among other things, costs for financial accounting, marketing, administrative and legal activities incurred by Titan.  Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of those segments if prepared on a stand-alone basis.  The discussion of segment operating profit below includes only the operating profits for each of our business segments and does not include separate discussion of our corporate overhead.

    Titan Systems.  Titan Systems' operating profit increased from $4.7 million in the first quarter of 2001 to $24.1 million in the first quarter of 2002.  Included in the 2001 operating results is an integration and acquisition related charge of $12.9 million and amortization of goodwill of $2.4 million.  Included in the 2002 operating results is amortization of purchased intangibles of $1.4 million.  Excluding the charges and the amortization of goodwill and purchased intangibles, operating profit increased from $19.9 million in the first quarter of 2001 to $25.4 million in the first quarter of 2002.   The increase in operating profit was primarily a result of the increased revenues discussed previously, offset by lower margins as a result of the BTG and Datron acquisitions, which increased the service business mix in Titan Systems.

    Titan Wireless.  Titan Wireless’ operating performance decreased from an operating loss of $0.1 million in the first quarter of 2001 to an operating loss of $0.9 million in the first quarter of 2002.  Included in the 2001 operating loss was a charge of $0.5 million for employee termination benefits as well as $0.4 million for amortization of goodwill.  Excluding the charge and amortization of goodwill, operating profit in the first quarter of 2001 was $0.9 million compared to an operating loss of $0.9 million in the first quarter of 2002.  Decreased margins were primarily the result of the shift to a higher proportion of service revenue in wholesale long distance business from the more profitable systems integration business.  In addition, continued investment in the development of Titan Wireless’ corporate retail business impacted the first quarter of 2002 operating results.

    Titan Technologies.  Titan Technologies operating results improved from an operating loss of $0.6 million in the first quarter of 2001 to operating income of $2.6 million in the first quarter of 2002.  The operating profits in 2002 were impacted by the increase in revenues discussed previously, offset partially by increased research and development expenses in LinCom Wireless. The first quarter of 2001 operating results include approximately $0.9 million of amortization of goodwill. Excluding the impact of the amortization of goodwill in 2001, operating profit increased from $0.4 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002.

Interest Expense, Net

    Our net interest expense decreased slightly from $8.6 million in the first quarter of 2001 to $8.3 million in the first quarter of 2002.  Net interest expense decreased primarily as a result of reduced effective interest rates.  Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged  $310.9 million at a weighted average rate of 8.5% during the first quarter of 2001, compared to $357.9 million at a weighted average rate of 5.08% during the first quarter of 2002.

Income Taxes

    Consolidated income taxes reflect effective rates of a benefit rate of 6.7% in the first quarter of 2001 compared to a provision rate of 42% in the first quarter of 2002.  The reduced rate for the tax benefit in 2001 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

Net Income (Loss)

    In the first quarter of 2001, we reported a net loss of $59.9 million compared to a net loss of $33.6 million in the first quarter of 2002.  Included in the net loss for the first quarter of 2002 is a charge of $40.1 million, net of related tax benefits of $10.0 million, for the cumulative effect of change in accounting principle, reflecting the adoption of SFAS No. 142.  Loss from discontinued operations was $52.1 million in the first quarter of 2001 compared to a loss of $0.9 million in the first quarter of 2002.  Included in the loss from discontinued operations in 2001 was approximately $34.5 million of a net loss from the Company’s SureBeam operations, which included approximately $38.9 million of deferred compensation related to the initial public offering of SureBeam in March 2001.  There are no losses included in the loss from discontinued operations for the first quarter of 2002 related to SureBeam as all operating losses were offset against the accrual for estimated operating losses which the Company accrued in the third quarter of 2001.

Liquidity and Capital Resources

    We generated approximately $30.0 million cash from our continuing operations during the quarter ended March 31, 2002, resulting from income from continuing operations coupled with a net source resulting from changes in working capital.  Our investing activities generated net cash of approximately $15.0 million, resulting from net cash acquired of approximately $26.8 million, primarily from the Jaycor acquisition which closed in late March 2002, offset by investments and capital expenditures.

    Our financing activities used cash of $20.1 million, primarily reflecting reductions of debt  of $20.4 million, including $17.5 million on our credit facility and reductions of the debt of acquired companies.  Proceeds of $2.6 million were received from the exercise of stock options.

At March 31, 2002, total borrowings under our credit facility were $312.5 million at a weighted average interest rate of 5.04%.  Commitments under letters of credit were $8.8 million at March 31, 2002, $6.0 million of which reduce availability of our working capital line, resulting in $94.0 million of availability on our working capital line at March 31, 2002.  Of the total borrowings, $13.8 million was short-term.

    On February 23, 2000, we entered into a credit agreement for $275 million of financing from a syndicate of commercial banks. The credit facility also allowed us to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million. The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million. The proceeds of the loan were used in part to refinance outstanding indebtedness on our $190 million credit facility arranged by Bank of Nova Soctia in June 1999. The credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries, other than, in each case, SureBeam and our foreign operations. SureBeam ceased being a guarantor and having its assets pledged as collateral for the credit facility following the completion of its initial public offering on March 16, 2001. The $425 million credit facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in a aggregate principal amount of up to $100 million. Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize beginning in the credit facility's second year, which began with the quarter ended June 30, 2001 and ends with the quarter ending March 31, 2002, as follows:  2.5% quarterly in the third and fourth quarters of year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility, 7.5% quarterly in the first and second quarters of year six of the credit facility and 10% in the third quarter of year six of the credit facility and on the sixth anniversary of the closing date of the credit facility. Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and began amortizing in the credit facility's first year, which began with the quarter ended June 30, 2000 and ended with the quarter ended March 31, 2001, with the following amortization schedule:  0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for the first three quarters of year seven of the credit facility and on the seventh anniversary of the closing date of the credit facility. Under each of the term loan facilities and the revolving facility, we have the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA, or earnings before interest and taxes and depreciation and amortization. The agreement contains financial covenants that set maximum debt to EBITDA limits of 3.25 to 1 and require us to maintain minimum interest coverage of at least 4.0 to 1, minimum fixed charge coverage of at least 1.0 to 1 and minimum levels of net worth of $260.6 million.  The Company was in compliance with all financial covenants as of March 31, 2002.

    On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. During the first quarter of 2002, the loan facility was increased an additional 6.0 billion Francs CFA, bringing the total to approximately $51 million U.S. dollars. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003. The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project. The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000.  Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa have collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels, which is anticipated to occur in mid to late 2002. The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for. As of March 31, 2002, approximately $46.4 million was drawn on this facility, which has been reflected as Non-recourse debt in the accompanying consolidated balance sheet and approximately $99.6 million has been reflected as Long-term contract receivables, related to the gross amount due from the OPT on the contract.  The $46.4 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  In October 2000, we collected an $18 million receivable from an African group related to the sale of a portion of our economic interest, net of all fixed equipment payments, in the revenue sharing of this project. As of March 31, 2002, the outstanding receivable balance, net of the non-recourse debt, due on this contract was approximately $53 million. Management believes that the appropriate insurance policies are in place to cover risk related to loss in Benin and certain other foreign countries.

    In relation to our investment in Ivoire Telecom, we provided equipment with an approximate aggregate value of $4.5 million and we committed to provide up to a maximum of $35 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network. At March 31, 2002, this maximum commitment has been substantially funded, resulting in an investment balance of approximately $50.0 million, which includes our initial equity investment of approximately $10.5 million and equipment we provided. Our investment is reflected in Other Assets in the accompanying consolidated balance sheet. In addition, in connection with our agreement to acquire an additional 30.0% equity interest in Sakon, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remaining $3.75 million is expected to be satisfied by issuance of Titan common stock later in 2002.

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

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution. Titan has filed the letter ruling request, and intends to execute the spin off as soon as practical following the receipt of a favorable ruling and all required third party consents. Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) Titan provides to SureBeam a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. The Company has obtained approval from its senior lenders to extend $25 million of this credit facility, and expects to obtain the consent of its lenders for the remaining $25 million prior to the spin-off of SureBeam. In addition, Titan and SureBeam are negotiating other customary agreements in connection with the planned spin off of SureBeam.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, and that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the Company's entry into new commercial businesses that require the Company to develop demaned for its product, its ability to execute its spin off strategy, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

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

Item 6. Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	13	The Titan Corporation 2001 Annual Report to Shareholders.

b.	During the three months ended March 31, 2002, the Company filed the following:

(1)

Current report on Form 8-K dated January 6, 2002, to report that on January 6, 2002, The Titan Corporation, T T III Acquisition Corp., a wholly-owned subsidiary of Titan, and GolbalNet entered into a merger agreement, pursuant to which T T III Acquisition Corp. will be merged with and into GlobalNet.  GlobalNet will be the surviving corporation in the merger and will become a wholly-owned subsidiary of Titan, which included a copy of the Agreement and Plan of Merger, dated January 6, 2002, among The Titan Corporation, T T III Acquisition Corp., and GlobalNet, Inc., the Press Release, dated January 7, 2002, and the Voting Agreement, dated as of January 6, 2002, among the Titan Corporation, T T III Acquisition Corp., and certain stockholders party thereto.

(2)

Current report on Form 8-K dated January 21, 2002, to report that on January 21, 2002, The Titan Corporation, a Delaware corporation (“Titan”), Thunderbird Acquisition Corp., a California corporation and Jaycor, Inc., a California corporation (“Jaycor”) entered into a merger agreement, pursuant to which Thunderbird Acquisition Corp. will be merged with and into Jaycor (the “Merger”) with Jaycor as the surviving entity, which included the Agreement and Plan of Merger and Reorganization, dated as of January 21, 2002, by and among The Titan Corporation, Thunderbird Acquisition Corp. and Jaycor, Inc., the Press Release, dated January 21, 2002, and the Form of Voting Agreement.

	(3)	Current report on Form 8-K/A dated January 6, 2002, filed for the purpose of providing GolbalNet’s historical financial statements.

	(4)	Current report on Form 8-K/A dated January 6, 2002, filed for the purpose of providing Jaycor’s historical financial statements.

(5)

Current report on Form 8-K dated February 11, 2002, to report the issuance of a press release regarding the Company’s earning for the fourth quarter and the year ended December 31, 2001, including a copy of such press release.

(6)

Current report on Form 8-K dated February 23, 2002, to report that on February 23, 2002, The Titan Corporation, a Delaware corporation (“Titan”), Thunderbird Acquisition Inc., a New Mexico corporation and Science & Engineering Associates, Inc., a New Mexico corporation (“SEA”) entered in to a merger agreement, pursuant to which Thunderbird Acquisition Inc. will be merged with and into SEA (the “Merger”) with SEA as the surviving entity, which included the Agreement and Plan of Merger and Reorganization, dated as of February 23, 2002, by and among The Titan Corporation, Thunderbird Acquisition Inc. and Science and Engineering Associates, Inc., Form of Voting Agreement, and the Press Release, dated February 25, 2002.

	(7)	Current report on Form 8-K dated March 22, 2002, to file financial information with the Securities and Exchange Commission for purposes of updating the Company’s publicly available disclosure.

(8)

Current report on Form 8-K dated March 21, 2002, to report the completion on March 21, 2002, of the Company’s acquisitions by merger of GlobalNet, Inc., and Jaycor, Inc., which included the following exhibits:

•

Agreement and Plan of Merger, dated as of January 6, 2002, by and among The Titan Corporation, T T III Acquisition Corp. and GlobalNet, Inc., as amended (incorporated by reference to Exhibit 2.1 to Titan’s Registration Statement on Form S-4 (Registration No. 333-81694)),

•

Agreement and Plan of Merger and Reorganization, dated as of January 21, 2002, by and among The Titan Corporation, Thunderbird Acquisition Corp. and Jaycor, Inc., (incorporated by reference to Exhibit 2.1 to Titan’s Registration Statement on Form S-4 (Registration No. 333-81782)),

• Consent of KGMP LLP, independent auditors, regarding the financial statements of GlobalNet, Inc.,

• Consent of Ernst & Young LLP, independent auditors, regarding the financial statements of Jaycor, Inc.,

• Consent of PricewaterhouseCoopers LLP, independent accountants, regarding the financial statements of Jaycor, Inc.,

•

Audited consolidated balance sheets of GolbalNet as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001, and the notes related thereto and the related independent auditors’ report, and

•

Audited consolidated balance sheets of Jaycor as of January 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows of Jaycor for each of the three years in the period ended January 31, 2002, and the notes related thereto and the related auditors’ reports.

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA HOM

Deanna Hom Vice President, Corporate Controller (Principal Accounting Officer)