Form 10-K/A
period 2001-12-31
TITAN CORP
filed 2002-06-12
CIK 32258

QuickLinks — Click here to rapidly move through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

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

PART I

Item 1.  Business

Overview

    We are a diversified technology company that creates, builds and launches technology-based businesses primarily from technology developed for the government.  We were founded in 1981 as a government information technology company.  Today, Titan Systems, our core government business, is a key provider of information technology and communications solutions, services and products in the growing federal government information technology market.  Titan Systems also serves as our engine, providing us with government-funded research and development activities that generate technology and intellectual property that often form the foundation for our commercial technology applications and new businesses.  We have developed and continue to develop new businesses, like our SureBeam and Titan Wireless businesses, from the broad portfolio of technologies, intellectual property and expertise that we have created and continue to create as part of our work under government contracts and our self-funded research and development program.  Our government contracts generally permit us to retain intellectual property rights in commercial applications of technologies developed under those contracts.  We have also supplemented our internally developed portfolio with technologies, intellectual property and expertise through strategic acquisitions of other government information technology companies.  Our strategy is to continue to grow our government business both internally and through acquisitions, while also leveraging our intellectual property portfolio by creating commercial technology applications or individual businesses that can be monetized through either an initial public offering of a subsidiary, a complete spin-off to our stockholders, an outright sale of a business, or a technology license or sale.  We were able to implement our monetization strategy with our initial public offering of our SureBeam subsidiary, which is quoted on the Nasdaq National Market under the symbol "SURE" and plan to spin off our remaining majority interest in SureBeam to Titan shareholders later this year.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and intends to execute the spin off in the third quarter of 2002.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued operation.

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

Operating Segments

    We have organized our business into five segments that reflect the four markets and industries in which we operate, as well as our Titan Technologies segment:

Segment	Segment Description
Titan Systems	Information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies
Titan Wireless	Satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries
Cayenta (Discontinued - included in our Software Systems segment)

Total services provider of information technology services and software product applications for its customers' business functions, including accounting, customer contact, supply chain management and equipment monitoring and maintenance primarily in two vertical markets:  manufacturing and logistics and retail

SureBeam (Discontinued)	Electronic food irradiation systems and services
Titan Technologies

Development of commercial applications and businesses using technologies created by Titan.  We currently have several new businesses in development, including businesses in which we have applied for patent protection for the underlying technology

    The consolidated revenues of our continuing business were approximately $1.1 billion for the year ended December 31, 2001.

Our Core Government Segment — Titan Systems

    Overview.  Titan Systems provides comprehensive information systems solutions and services including design, architecture, installation, integration, test, logistics support, maintenance, training and complete system upgrades to U.S. and allied government national security and intelligence organizations.  In addition, Titan Systems provides services and solutions to civil government agencies with sophisticated information system, information processing, information fusion, data management, and communication system requirements.  Titan Systems also develops and manufactures digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and communications systems.  For the year ended December 31, 2001, Titan Systems had revenues of approximately $940.3 million, which represented 87% of our consolidated revenues.

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

    Contract Profile.  Titan Systems is currently performing work under approximately 1,600 contracts.  No single Titan Systems contract accounted for more than 2.2% of Titan Systems' total 2001 revenues.  Of Titan Systems' total revenues from government business in 2000, approximately 39% were generated by time and materials contracts, approximately 42% were generated by cost reimbursement contracts, and approximately 19% were generated by fixed-price contracts.  Of Titan Systems' total revenues from government business for 2001, approximately 42% were generated by time and materials contracts, approximately 40% were generated by cost reimbursement contracts, and approximately 18% were generated by fixed-price contracts.  Since operating margins on time and materials contracts are generally higher than those generated by cost reimbursement contracts, Titan Systems has made and continues to make an effort to generate an increasing amount of revenue from time and materials contracts.

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

Our Commercial Segments

    Our approach to creating and building commercial technology-based businesses and attempting to monetize our intellectual property involves the following three phases:

Phase I:  Technology and Market Evaluation

    As part of our strategy of leveraging our intellectual property portfolio, we have a well defined process of continually evaluating the likelihood of successfully transitioning a technology or application of a technology developed under our government contracts into a commercial business.  This evaluation typically involves assessing potential market size, market demand, competitive strengths and whether the potential technological advantages and strength of our intellectual property protection provide a competitive advantage.  We seek commercial applications that address large, rapidly growing, potentially global markets where we believe our products and services can differentiate themselves from competing products and services.  To facilitate our assessments, we often call upon our relationships with technology-focused venture capital firms and third-party market consultants.  We also seek intellectual property protections for our technology and applications of technologies that we have developed or acquired.

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

    For those few select technologies that we choose to develop within Titan, we typically take a number of actions to create that business that we believe differentiate our approach from that of other government information technology companies that have attempted to execute a commercialization strategy.  In our Titan Technologies segment, we form a corporate subsidiary to operate the business.  We also create an employee stock option plan for the subsidiary, and use option grants under that plan to help recruit a management team with relevant market expertise and management skills in the business's industry.

    We believe that forming separate subsidiaries in our Titan Technologies segment to operate our new technology-based businesses also provides them with certain advantages compared with technology-based businesses backed by venture capitalists.  Each of our new businesses benefits from the various resources that we have in-house and can make available to it.  Unlike many other newly-formed technology-based businesses that must look outside their organization for many resources, we support our new businesses with financial, accounting, marketing, administrative and legal expertise.  We may also loan funds to our new businesses, a financing alternative that is generally not readily available to early-stage technology-based businesses.

    The subsidiaries that become significant from a revenue and profit perspective become segments of Titan for financial reporting purposes.  Today, we have three commercial business segments — Titan Wireless, Cayenta (discontinued) and SureBeam (discontinued) — in addition to our core government segment, Titan Systems, and our Titan Technologies segment, which comprises our remaining commercial operations.

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

    Through Sakon and GlobalNet, Titan Wireless is currently providing long distance or other communications services in more than 40 developing countries.  For the year ended December 31, 2001, Titan Wireless had revenues of approximately $92.7 million, which represented 8.6% of our consolidated revenues.

    Industry Overview.  Vast regions of the world remain without adequate communications infrastructure.  For this reason, developing countries constitute attractive and growing markets.  According to Telegeography, international voice traffic increased by over 21% to 132.7 billion minutes in 2000.  The continuing rise of international traffic has been propelled by two broader trends:  liberalization of international markets and growth of mobile telephony.  International VoIP, in particular, is growing very rapidly.  Traffic tripled in 2000, increasing from 1.6 billion minutes to 5.3 billion.  While specialist VoIP carriers carry most of this traffic, many minutes are originated by traditional PSTN operators who have chosen to outsource some of their international traffic to VoIP operators.  International VoIP traffic reached approximately 10 billion minutes in 2001 and is expected to continue to grow over the next several years.

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

    Cayenta (Discontinued March 1, 2002)

    Overview.  Cayenta provides software applications and implementation and integration services to customers to solve specific business and operating problems.  These software applications can be tailored for the customers' business and operating requirements and made accessible via the Internet.  Cayenta's target markets include logistics, retailing and manufacturing.  Cayenta currently offers proprietary software applications and related customized services for equipment monitoring and maintenance, supply chain management, accounting and customer contact.

    The features that differentiate Cayenta include:

    Vertical Market Focus and Tailored Offerings for Customers' Business Processes and Functions.   Cayenta's vertical industry expertise helps us define and deliver tailored software applications and services for its customers.  We allow our customers to add additional functions to standard software applications that are specific to their needs.  Cayenta adds these functions by using separate, tailored software applications that extend the capabilities of standard software applications.

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

Titan Technologies

    Overview.  In Titan Technologies we leverage our intellectual property portfolio to create commercial technology applications or individual businesses from technologies primarily developed from government-sponsored research and development programs.  We include in Titan Technologies at any given time those commercial technology applications and individual businesses that we have not at that point developed into separate operating segments.

    For the year ended December 31, 2001, Titan Technologies had revenues of approximately $51.3 million, which represented 4.7% of our consolidated revenues.

    The following are examples of some of the technology-based businesses and investments that are currently included in our Titan Technologies segment.

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

      Cayenta’s core software products for the utility and municipality markets were acquired as a part of our acquisition of SFG in 1999 and further developed by us.  Cayenta’s revenue cycle management offering for municipalities and utilities provides software applications that utility and municipality customers use to track, collect and settle billing and payment transactions with their customers and trading partners.  These software applications help Cayenta’s customers address their needs relating to customer enrollment, creditworthiness, purchasing, contract management, bill generation, bill presentment, collections and settlement.

     Competition.  Because it is attempting to commercialize a number of diverse technologies and products, Titan Technologies effectively competes in many areas.  Other companies are engaged in significant research and development activities in these areas, either on their own or in collaboration with others.  Some of these companies have greater financial and personnel resources, and more experience in these specific areas than we do.  We anticipate that the companies that comprise Titan Technologies will face increased competition in the future as new companies enter these areas and additional and potentially more sophisticated technologies become available.

Government Contracts

    A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses.  Our revenues from U.S. government business represented approximately 88% of our total revenues for the year ended December 31, 1999, approximately 81% of our total revenues for the year ended December 31, 2000, and approximately 84% of our total revenues for the year ended December 31, 2001.  Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our operating results and hinder our ability to execute our commercialization strategy.

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

	Year Ended December 31,

Contract Type	2001	2000	1999

Cost Reimbursement	37.9%	42.3%	49.4%
Time and Materials	42.0	38.6	34.1
Fixed-Price	20.1	19.1	16.5

	100.0%	100.0%	100.0%

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

    Our backlog consisted of the following approximate amounts as of the following dates:

	As of December 31,

Backlog	2001	2000	1999

	(in thousands)
U.S. Government funded backlog	$545,618	$332,099	$297,214
U.S. Government unfunded backlog	2,231,052	1,659,890	1,671,879
Commercial backlog	46,996	56,438	74,930

Total backlog	$2,823,666	$2,048,427	$2,044,023

    We expect to realize approximately 52% of our December 31, 2001 backlog by December 31, 2002.

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

    SureBeam owns 11 of our U.S. and foreign issued patents.  SureBeam also owns 38 patent applications that are pending in the United States and abroad.  The U.S. and foreign issued patents relating to the SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that miniaturizes the size of the system.  SureBeam's pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of the SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems.  These patents will expire over the period from 2009 to 2021, and have been issued or are pending in markets that are key targets for SureBeam's expansion objectives.  While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, SureBeam believes its patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications.  Titan has purchased an exclusive license from SureBeam to the patented technology in all fields other than food, flowers and animal hides.

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

Research and Development

    We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products.  These programs' costs are expensed as incurred.  Titan-funded research and development expenditures were $6.7 million in the year ended December 31, 1999, $9.6 million in the year ended December 31, 2000 and $11.1 million in the year ended December 31, 2001. A portion of our research and development activities during 2001 was customer-funded and as such was paid for through contract revenues with an associated expense in operating expenses.  The majority of our customer-funded research and development activity is funded under contracts with the U.S. government.

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

    Titan Wireless must comply with applicable laws and obtain the approval of the regulatory authorities of each foreign country in which it operates.  The laws and regulatory requirements relating to satellite communications and other wireless communications systems vary from country to country.  Some countries have substantially deregulated satellite communications and other wireless communications, while other countries maintain strict and often burdensome regulations.  The procedure to obtain these regulatory approvals can be time-consuming and costly, and the term of the approvals vary from different countries.  In addition, in some countries there may be restrictions on the ability to interconnect satellite communications with ground-based communications systems.  Titan Wireless's sale of products outside the U.S. is also subject to compliance with the U.S. Export Administration Regulations.

Employees

    As of December 31, 2001, we employed approximately 9,580 employees, most of whom were located in the United States.  We currently are not subject to collective bargaining arrangements, and we believe that our relationships with our employees are satisfactory.

Item 2.  Properties

    Our operations' facilities occupy approximately 2,500,000 square feet of space located primarily throughout the United States.  The large majority of the space is office space.  Substantially all of our facilities are leased.  We describe our lease commitments in Note 10 to the accompanying consolidated financial statements.

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

Common Stock	2001		2000

Fiscal Quarter

	High	Low	High	Low

First	$25.49	$15.75	$60.50	$32.50
Second	25.15	13.20	55.50	25.31
Third	22.48	16.24	44.56	15.38
Fourth	29.01	17.82	21.81	11.13

Cumulative Convertible	2001		2000
Preferred Stock
Fiscal Quarter	High	Low	High	Low

First	$21.25	$17.75	$11.98	$10.66
Second	20.85	15.55	11.74	11.11
Third	18.90	16.75	12.07	11.50
Fourth	21.30	17.00	12.28	11.28

        No dividends were paid on the Company's common stock in 2001 or 2000.  Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

Item 6.  Selected Financial Data(in thousands of dollars, except per share data)

	2001	2000	1999	1998	1997

Operating Results:
Revenues	$1,084,407	$941,213	$768,648	$532,236	$381,763
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(1,520)	(5,457)	41,144	14,021	552
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle per common share:
Basic	$(.09)	$(.16)	$.86	$.32	$(.01)
Diluted	(.09)	(.16)	.76	.31	(.01)
Financial Position:
Cash, cash equivalents and investments	$28,957	$27,291	$13,469	$13,868	$18,757
Total assets	1,460,402	964,071	627,550	369,923	233,336
Amounts outstanding under lines of credit, long-term	317,187	260,625	215,987	98,215	7,833
Other long-term debt	5,612	1,585	6,302	36,796	42,057
Non-recourse debt	42,456	36,680	8,000	—	—
Company obligated mandatory redeemable convertible preferred securities	250,000	250,000	—	—	—
Redeemable preferred stock	—	—	—	—	3,000
Stockholders' equity	496,958	167,416	166,348	98,440	74,892
Preferred dividends	690	692	695	778	875

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document.  (Amounts in thousands, except share and per share data, or as otherwise noted.)

Overview and Outlook

    We are a diversified technology company whose business is to create, build and launch technology-based businesses primarily from technologies developed for the government.  For more than 20 years we have been providing information systems solutions and services to the Department of Defense (DoD) and intelligence agencies.  Today, we are organized into four segments, our core government business and our three commercial businesses, (including our SureBeam business, which was discontinued on October 16, 2001) that reflect the specific markets and industries in which we operate and our Titan Technologies  segment. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and intends to execute the spin off in the third quarter of 2002.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued operation.

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

Segment	Segment Description
Titan Systems	Information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies
Titan Wireless	Satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries
Cayenta (Discontinued - included in our Software Systems segment)

Total services provider of information technology services and software product applications for its customers' business functions including accounting, customer contact, supply chain management and equipment monitoring and maintenance primarily in two vertical markets:   manufacturing and logistics and retail

SureBeam (Discontinued)	Electronic food irradiation systems and services
Titan Technologies

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

    Each of Titan Systems, Titan Wireless, Cayenta and SureBeam is a subsidiary of ours.  We have created stock option plans for each of Titan Systems and Titan Wireless.  As of December 31, 2001, Titan Systems and Titan Wireless each had approximately 20% of their fully diluted common stock that had been reserved for issuance under their plans.

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

       •      Titan Systems

    Titan Systems provides and is expected to continue to provide the largest percentage of our consolidated revenues.  During the year ended December 31, 2001, Titan Systems had total revenues of $940.3 million, which represented 87% of our consolidated revenues for the period.  Titan Systems' revenues have grown internally and through our well-defined strategy of increasing our core competencies and expanding our customer base through acquiring government information technology companies as part of the general trend of the defense and government information technology industry consolidation.

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

    Titan Systems' operating margin is affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts.  Significant portions of Titan Systems' contracts are time and materials and cost reimbursement contracts.  Titan Systems is reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost plus fixed fee contracts.  The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower.  The U.S. government also has awarded Titan Systems fixed-price contracts.  Such contracts carry higher financial risks because Titan Systems must deliver the contracted services at a cost below the fixed price in order to earn a profit.  Of Titan Systems’ total revenues from government business in 2001, approximately 42.3% were generated by time and materials contracts, approximately 40.1% were generated by cost reimbursement contracts, and approximately 17.6% were generated by fixed price contracts.

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

    On September 28, 2001, we completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  We issued approximately 2.3 million shares of Titan common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill of $27.4 million and intangible assets of $5.6 million.  The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," we have valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $1.4 million.  This deferred profit has been reflected in the accompanying consolidated balance sheet as an increase to net liabilities assumed.  We recognized approximately $0.8 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $0.6 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to be through fiscal 2002.

    On November 27, 2001, we completed the acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  We issued approximately 4,024,100 shares of Titan common stock at an aggregate value of $99.9 million, based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and paid cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock at an aggregate value of $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock.  We also paid off $37.1 million of BTG's outstanding debt as of the closing date.  The transaction was accounted for as a purchase, and the excess of purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $141.8 million, intangible assets of $8.2 million and deferred compensation of $0.5 million related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which will be amortized over the estimated useful lives of 1 year, 2 to 5 years and 2 years, respectively.  The deferred compensation will be amortized over the remaining vesting period of the assumed options.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, we have valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $9.2 million.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase in the net liabilities assumed.  The Company recognized approximately $0.5 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $8.7 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

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

    Also during 2000, we consummated a merger with AverStar, Inc., or AverStar, in a stock-for-stock, pooling of interests transaction.  AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of civilian and defense agencies of the U.S. government.  We issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, and assumed AverStar stock options representing approximately 551,000 shares of our common stock.  AverStar's operations are primarily included in Titan Systems.

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

       •      Titan Wireless

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

    In June 2000, Titan Wireless Africa, a wholly-owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of its subsidiaries which own communications licenses covering a number of developing countries in Africa.  The investment of approximately $50.0 million is included in the accompanying consolidated balance sheet in Other Assets, and is accounted for under the cost method, as a result of the Company’s inability to exercise control and significant influence over Ivoire Telecom or to receive any reliable or timely financial information from Ivoire Telecom.  Based upon the information available to management, the Company believes Ivoire Telecom continues to incur losses and negative cash flows consistent with its original expectations at the time of investment in this start-up enterprise.  To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.  Titan regularly reviews its investment in Ivoire Telecom for impairment and believes that as of December 31, 2001, the fair value of this investment exceeds its cost.  Hence, no write down to realizable value of this investment was necessary at December 31, 2001.

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

       •      Cayenta (Discontinued - included in our Software Systems segment)

    Cayenta has historically derived its revenues from consulting services and from sales of its proprietary software applications.  For the year ended December 31, 2001, Cayenta's revenues from consulting services represented 63.8% of its revenues and revenues from sales of its software applications and hosting revenues represented 36.2% of its revenues.  Cayenta provides its services primarily on a fixed-time, fixed-price basis and on a time and materials basis.  Under its fixed-time, fixed-price contracts, Cayenta recognizes revenues on a percentage-of-completion basis.  Cayenta's fixed-time, fixed-price contracts usually require an advance payment from its customer with additional payments due on achievement of specific milestones or on a predetermined schedule.  Revenues earned but not yet billed are recorded as unbilled receivables.  Under its time and materials contracts, Cayenta is paid at an agreed upon hourly rate for the actual time spent on a customer's projects, and revenues are recorded at the time services are performed.  Cayenta recognizes revenues from the sale of its proprietary software when the software is delivered and accepted, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition."  The related software support and maintenance is billed at the beginning of the maintenance period, recognized ratably over the term of the applicable contract and recorded as deferred revenues until recognized.  Cayenta has historically derived a significant portion of its revenues from a limited number of customers, and we expect that it will continue to do so during 2002.  During 2002, Cayenta intends to continue to reduce its selling, general and administrative expenses as a percentage of revenues.

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

       •      SureBeam (Discontinued)

    We developed our SureBeam electron beam process from technology developed under contracts with the federal government related to strategic defense initiatives during the 1980s.  In August 2000, SureBeam Corporation was formed and we contributed to it specified assets, liabilities and operations related to our electronic food irradiation business.  In the fourth quarter of 2000, we formed a new business unit, Titan Scan Technologies, within our Titan Technologies  segment.  The new business unit encompasses all of our medical product sterilization operations which were previously a part of SureBeam.  As a result, all prior period data have been restated to reflect this change in our segment reporting.

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

       •      Titan Technologies

    Titan Technologies pursues commercial applications for technologies originally developed by Titan.  This segment's operating activities consist primarily of various early stage or developing commercial businesses in which we hold equity interests, including, in some cases, less than 20% equity interests.  The businesses included in Titan Technologies may change over time as we develop new commercial applications and transition those applications into businesses in which we hold a minority or controlling equity interest that becomes included in Titan Technologies.  The businesses included in Titan Technologies also change over time when we designate businesses that had been historically included in that segment as stand-alone operating segments and as a result report their results of operations separately or when we sell or spin-off businesses that have previously been included.  We also may move businesses that had been historically included in a different operating segment into Titan Technologies when we consider it appropriate to include those businesses' results of operations in Titan Technologies.

    Examples of businesses currently included in our Titan Technologies segment are LinCom Wireless, Titan Scan Technologies and Cayenta’s utility and municipality operations, each of which are subsidiaries of Titan.  LinCom Wireless is a fabless semiconductor company focused on standards-based solutions for wireless connectivity of voice, data, and video in the enterprise and home environments, whose core technologies and expertise were acquired as part of our acquisition of LinCom during 2000 and then further developed by us.  Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, which utilize the electron beam process that SureBeam uses for food irradiation.  Following the outbreak of anthrax in several major cities in the US, Titan Scan Technologies became known for its efforts to sanitize the mail to remove this bioterrorism threat from treated mail and parcels.  In addition to contracting for use of Titan Scan's facility for mail sanitization, the Postal Service also signed a contract with Titan for the purchase of eight mail sanitization systems.  Titan Scan has also begun to enter markets for electron beam technology outside of its traditional medical device customer base, including the use of electron beam technology to improve material performance in semiconductors, aerospace composites, wire and cable, plastics and packaging films.

    Cayenta’s revenue cycle management offering for municipalities and utilities provides software applications that utility and municipality customers use to track, collect and settle billing and payment transactions with their customers and trading partners.  These software applications help Cayenta’s customers address their needs relating to customer enrollment, creditworthiness, purchasing, contract management, bill generation, bill presentment, collections and settlement.

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

    SureBeam (Discontinued).  During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share.  These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price.  The deferred compensation is amortized over the vesting period of the underlying options which is four years.  Accordingly, SureBeam recorded deferred compensation of approximately $17 million which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999.  During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million.  SureBeam also recorded $78.6 million as deferred compensation at the time its initial public offering closed reflecting the difference between the fair value of the options on the date of grant and the initial public offering price of $10.00 per share.  This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time its initial public offering closed, with the balance being recognized over the remaining vesting period of the options of up to four years.  For the year ended December 31, 2001, approximately $54.3 million of deferred compensation was expensed, with a remaining balance of approximately $26.9 million to be amortized in future periods over the remaining vesting period.

    Cayenta (Discontinued).  Under its variable stock option plan, Cayenta has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta.  Cayenta recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000.  Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant.  Cayenta has recognized deferred compensation relating to these grants of approximately $1.2 million and is amortizing this deferred charge to expense over the four-year vesting period of these options.

Consolidated Financial Data

	Year Ended December 31,

	2001	2000	1999

Revenues	$1,084,407	$941,213	$768,648
Cost of revenues	819,589	708,119	584,436
Selling, general and administrative	190,969	167,672	122,425
Research and development	11,101	9,624	6,681
Valuation allowance for accounts receivable	—	10,000	—
Gain on sale of IPivot	—	(2,140)	(41,788)
Acquisition and integration related charges and other	30,371	28,820	13,102

Operating profit	32,377	19,118	83,792
Interest expense, net	34,874	32,059	17,335
Income tax provision (benefit)	3,752	(4,918)	25,313
Minority interests	4,729	2,566	—
Loss from discontinued operations, net	(97,094)	(8,527)	(3,387)
Extraordinary loss from early extinguishments of debt, net	—	(4,744)	—

Net income (loss)	$(98,614)	$(18,728)	$37,757

As a Percentage of Revenues

	Year Ended December 31,

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.6	75.2	76.0
Selling, general and administrative	17.6	17.8	15.9
Research and development	1.0	1.0	0.9
Valuation allowance for accounts receivable	—	1.1	—
Gain on sale of IPivot	—	(0.2)	(5.4)
Acquisition and integration related charges and other	2.8	3.1	1.7

Operating profit	3.0	2.0	10.9
Interest expense, net	3.2	3.4	2.3
Income tax provision (benefit)	0.3	(0.5)	3.3
Minority interests	0.4	0.3	—
Loss from discontinued operations, net	(9.0)	(0.9)	(0.4)
Extraordinary loss from early extinguishments of debt, net	—	(0.5)	—

Net income (loss)	(9.1)%	(2.0)%	4.9%

Segment Financial Data

	Year Ended December 31,

	2001	2000	1999

Titan Systems

Revenues	$940,338	$826,110	$715,351
Operating profit	67,602	35,749	49,954
Titan Wireless
Revenues	92,748	81,450	27,325
Operating profit	5,219	11,644	5,063
Titan Technologies
Revenues	51,321	33,653	25,972
Operating profit	3,211	1,790	43,986

Cayenta headquarters costs

	(24,701)	(11,097)	(794)
Corporate	(18,954)	(18,968)	(14,417)

Total Revenues	$1,084,407	$941,213	$768,648
Total Operating Profit	$32,377	$19,118	$83,792

	Year Ended December 31,

	2001	2000	1999

Segment Revenues as a Percentage of Total Revenues:
Titan Systems	86.7%	87.8%	93.1%
Titan Wireless	8.6	8.6	3.5
Titan Technologies	4.7	3.6	3.4

	100.0%	100.0%	100.0%

    On October 1, 2000, we formed a new business unit, Titan Scan Technologies, within our Titan Technologies segment.  The new business unit encompasses all of our medical equipment sterilization operations, which were previously a part of SureBeam, and prior to the initial public offering of SureBeam, was reported as part of the results of operations of the SureBeam segment.  Accordingly, our discontinued SureBeam business is comprised entirely of our electronic food irradiation business.  The financial information included in this document has been restated to reflect this change in our segment accounting.

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service ("IRS") seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002 and intends to execute the spin off in the third quarter of 2002.   Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan have been restated to reflect SureBeam as a discontinued business for all periods presented.

Results of Operations

Fiscal Years Ended December 31, 1999, 2000 and 2001

Revenues

    Consolidated.  Our consolidated revenues increased from $768.6 million in 1999 to $941.2 million in 2000 and from $941.2 million in 2000 to $1.1 billion in 2001.  Increased revenues of $114.2 million, $11.3 million, and $17.7 million were reported across our Titan Systems, Titan Wireless and Titan Technologies segments, respectively in 2001.  Revenue growth in 2001 was primarily attributable to internal revenue growth in certain of our information and intelligence solutions and logistics management businesses in our Titan Systems segment, as well as to a lesser extent, the impact of the acquisitions of Datron Systems, Inc. ("Datron") and BTG, Inc. ("BTG") made in 2001 which contributed approximately $34.1 million in 2001 in our Titan Systems segment, and to a lesser degree increased service revenues of $17.5 million generated by Titan's consolidated joint venture, Sakon LLC ("Sakon") in our Titan Wireless segment and revenues of approximately $16.4 million generated on Titan's new contract with the United States Postal Service (USPS) to provide mail sanitization systems in our Titan Technologies segment.

    Revenue growth in 2000 was in part attributable to the impact of the acquisitions of SenCom Corporation ("SenCom"), Pulse Engineering ("Pulse") and LinCom Corporation ("LinCom") made in 2000 and a full year’s operating results for the acquisitions of System Resources Corporation (“SRC”) and Atlantic Aerospace Electronics Corporation (“AAEC”) made in 1999, in our Titan Systems segment, which contributed in aggregate approximately $100.3 million in revenues, a full year’s operating results for the acquired SFG Technologies, Inc. ("SFG") made in the fourth quarter of 1999 by Cayenta, which resulted in approximately $9.4 million of increased revenues in our Titan Technologies segment, and continued shipments of hardware to our customer in Benin, Africa in our Titan Wireless segment, in which we built a telecommunications system for the national telephone company resulting in increased revenues of approximately $39.1 million.

    Titan Systems.  Titan Systems' revenues increased from $715.4 million in 1999 to $826.1 million in 2000 and from $826.1 million in 2000 to $940.3 million in 2001.  The increase in 2001 reflects strong demand from the Air Force for information solutions support, and from the Army for acquisition and logistics management, systems engineering for intelligence agencies, software test and evaluation, and a variety of other technical services, as well as assisting the Navy in transformation initiatives, coupled with the impact of the acquisitions of Datron and BTG in the last half of 2001, which contributed approximately $34.1 million in 2001.  The increase in 2000 reflects the impact of the acquisitions of SenCom, Pulse and LinCom, which contributed approximately $100.3 million in 2000, as well as the acquisitions of System Resources Corporation ("SRC") and Atlantic Aerospace Electronics Corporation ("AAEC") made in mid 1999.  In addition, to a lesser degree, 2000 revenues were impacted by increased production of Titan Systems' compact infantry signal intercept systems and increased demand for signal processing antennas, as well as increased demand for systems design and integration services from the Air Force, Army and intelligence community.

    Titan Wireless.  Titan Wireless' revenues increased from $27.3 million in 1999 to $81.4 million in 2000 and from $81.4 million in 2000 to $92.7 million in 2001.  Decrease in price per minute in our long distance business have been offset by increased volumes as we expand our service into new countries and expand volumes with existing customers resulting in approximately 365 million minutes at an average of $0.12 per minute during 2001 compared to approximately 200 million minutes in 2000 at an average of $0.15 per minute.  Increased service revenues in 2001 of $17.5 million generated by Titan's consolidated joint venture, Sakon, in Latin America, Africa, and the Middle East, and increased revenues of $17.2 million in new international business, primarily in certain countries in Africa, were offset by reduced revenues of approximately $23.4 million on Titan Wireless' project in Benin to build a telecommunications system for its customer, The Office of Post and Telecommunication of Benin ("OPT"), as Titan Wireless completed the system during 2001.  The revenues in 2001 recorded on this project are a result of the expansion of the original project to include: increased GSM lines, expansion of the capacity and capability of the VSAT sites and an overall increase of lines in the country of Benin.  The increase in 2000 revenues was due primarily to Titan Wireless's contract with the OPT, resulting in increased revenues of approximately $39.1 million, and to a lesser extent, the increased services revenues of approximately $24.0 million generated by Titan's consolidated joint venture, Sakon LLC, in Latin America, Africa, and the Middle East.

    Titan Technologies.  Titan Technologies' revenues increased from $26.0 million in 1999 to $33.7 million in 2000 and from $33.7 million in 2000 to $51.3 million in 2001.  The increase in 2001 is principally related to revenues of approximately $16.4 million generated on Titan's new contract with the U.S. Postal Service to provide mail sanitization systems.  The increase in 2000 was principally a result of the acquisition of LinCom Wireless, a part of LinCom, in March 2000, which contributed approximately $4.1 million of the increase, and the acquisition of SFG Technologies, Cayenta’s utilities and municipalities business, which contributed approximately $9.4 million of the increase.

Selling, General and Administrative

    Our SG&A expenses increased from $122.4 million in 1999 to $167.7 million in 2000 and from $167.7 million in 2000 to $190.9 million in 2001. SG&A, as a percentage of revenues, increased from 15.9% in 1999 to 17.8% in 2000 and decreased slightly from 17.8% in 2000 to 17.6% in 2001.  The 2001 SG&A was impacted by increased goodwill amortization from $14.1 million in 2000 to $15.3 million in 2001, partially offset by reduced deferred compensation from $5.5 million in 2000 to $4.3 million in 2001.  Excluding the goodwill amortization and deferred compensation, SG&A remained fairly flat at 15.7% in 2000 and 15.8% in 2001.  The increase in 2000 is due to increased goodwill amortization of $6.1 million, as well as an increase in deferred compensation of $5.4 million.  Excluding the impact of the amortization and deferred compensation, SG&A increased from 14.9% in 1999 to 15.7% in 2000.

Research and Development

    Our R&D expenses increased from $6.7 million in 1999 to $9.6 million in 2000 and from $9.6 million in 2000 to $11.1 million in 2001.  The increased R&D expenditures in 2001 were primarily related to development of software reprogrammable modems and network control software in our Titan Systems segment.  The increased R&D expenditures in 2000 were principally incurred, to develop the next generation Xpress Connection product within our Titan Wireless segment.

Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other for the years ended 2001, 2000 and 1999 are described in more detail below (amounts in millions):

	Year ended December 31,

	2001	2000	1999

Employee termination costs	$6.4	$7.6	$3.1
Elimination of duplicate facilities and assets	4.4	4.1	3.4
Acquisition related transaction costs	—	11.6	—
Other costs	2.0	—	—
Non-cash asset impairments	14.6	5.5	2.1
Pre-acquisition contingencies	3.0	—	4.5

	$30.4	$28.8	$13.1

    At December 31, 2001, a total of $1.3 million of liabilities remained on the accompanying consolidated balance sheet in Other Accrued Liabilities, related primarily to restructuring activities initiated in 2000 and 2001.  We anticipate that the remaining liabilities will be paid in 2002.

Fiscal 2001 Charges

    Acquisition and integration related charges and other of $30.4 million in 2001 included $2.5 million for employee termination costs and restructuring costs in Titan Wireless, $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in Titan Systems, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan Systems.

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

    Included in Cayenta's headquarters office operating results is a charge for $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Fiscal 2000 Charges

    Acquisition related charges of $28.8 million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investing banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.

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

Gain on sale of IPivot

    On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan.  The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments.  In addition, approximately $3 million was received in October 2000 as final consideration, net of expenses, resulting in a net gain of approximately $2.1 million.  A gain of $41.8 million and $2.1 million is reflected in the gain on sale of Titan’s interest IPivot for the years ended December 31, 1999 and 2000, respectively.

Operating Profit

    Consolidated.   Our operating profit decreased from $83.8 million in 1999 to $19.1 million in 2000 and increased from $19.1 million in 2000 to $32.4 million in 2001.  Our operating profits have been significantly impacted by a number of factors in each of 1999, 2000 and 2001.  The 2001 operating results include the integration related charges and other of $30.4 million noted above, the 2000 operating results include the acquisition charges of $28.8 million noted above, as well as a $10.0 million charge for a valuation allowance for accounts receivable balances and a $2.1 million gain on sale, and the 1999 operating results include acquisition and integration related charges of $13.1 million and a $41.8 million gain we realized on the sale of our minority ownership interest in IPivot.  In addition, the decrease in operating profit from 1999 to 2000 was impacted by the increase in goodwill amortization from $8.0 million in 1999 to $14.1 million in 2000, as well as the $5.5 million in deferred compensation in 2000, up from $0.1 million in 1999.  Amortization of goodwill and deferred compensation were $15.3 million and $4.3 million, respectively, in 2001.  Excluding the impact of the gain on sale of IPivot and the acquisition related charges and valuation allowance for accounts receivable, amortization of goodwill and the deferred compensation, operating profit increased from $63.2 million in 1999 to $75.4 million in 2000 and increased from $75.4 million in 2000 to $82.3 million in 2001.

    Segment Operating Profit.  Operating profit reported by business segment includes substantially all of the segment's costs of operations and administration.  The segment performance is based upon profit or loss before interest expense, income taxes and before allocated costs of corporate overhead.  Corporate overhead may include, among other things, costs for financial accounting, marketing, administrative and legal activities incurred by Titan.  For the year ended December 31, 2000, included in corporate overhead is $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of Cayenta which was ultimately withdrawn by the Company in February 2001.  These costs are primarily comprised of direct transaction costs, including accounting, legal, investment banking, financial printing, and other direct costs.  Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.  The discussion of segment operating profit below includes only the operating profits for each of our business segments, and does not include separate discussion of our corporate overhead.  Also included in segment operating profit for the years ended December 31, 1999, 2000 and 2001 are overhead and administrative costs associated with the previous corporate headquarters and network operations center of Cayenta, which was eliminated in the first quarter of 2002, when certain components of Cayenta were discontinued.  Included in these costs for the Cayenta headquarters are certain charges of $15.6 million related to the impairment of assets of Cayenta’s network operations center and the restructuring of the Cayenta headquarters which are included in the acquisition and integration related charges for the year ended December 31, 2001.

    Titan Systems.  Titan Systems' operating profit decreased from $50.0 million in 1999 to $35.7 million in 2000 and increased from $35.7 million in 2000 to $67.6 million in 2001.  The operating results for 1999, 2000 and 2001 include acquisition and integration related charges and other of $5.5 million, $28.8 million, and $12.4 million, respectively.  The 2001 integration related charges were related to the continued integration of ACS and AverStar, and a realignment of businesses around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities.  The 2000 acquisition related charges were incurred to consummate the ACS and AverStar acquisitions, as well as for certain activities to integrate these businesses into Titan Systems.  The 1999 acquisition related costs were primarily comprised of costs to eliminate duplicate facilities, estimated costs to integrate and consolidate employee benefit plans and employee termination costs.  In addition, the 2000 operating results include a charge to record a valuation allowance of $10.0 million provided in connection with certain of the Company’s integration activities, particularly as they relate to conforming ACS to Titan’s accounting policies and procedures, in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.  Included in 1999, 2000 and 2001 operating results is amortization of goodwill of $8.0 million, $9.7 million and $9.8 million, respectively.  Excluding the impact of these charges and the amortization of goodwill, Titan Systems' operating income increased from $63.5 million in 1999 to $84.2 million in 2000 and from $84.2 million in 2000 to $89.8 million in 2001.  Operating income in 2000 and 2001 increased primarily due to the increased revenue volume discussed previously.

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

    Titan Technologies.  Titan Technologies' operating results decreased from operating profit of $44.0 million in 1999 to $1.8 million in 2000 and increased from $1.8 million in 2000 to $3.2 million in 2001.  Included in the operating results of 1999 and 2000 is a $41.8 million gain and a net $2.1 million gain, respectively, resulting from the sale of the Company's approximate 8% equity interest in IPivot.  The Company sold its interest in IPivot in October 1999, for which the final consideration was paid in October 2000.  Included in operating results for 2000 and 2001 is amortization of goodwill of $4.3 million and $3.9 million, respectively.  Excluding the amortization of goodwill and the gain from IPivot, net of an approximate $0.2 million charge for reorganization costs in 2000, operating profit decreased from $4.5 million in 1999 to $3.9 million in 2000 and increased from $3.9 million in 2000 to $7.2 million in 2001.  The primary cause for the increase in operating profit in 2001 was the operating profit generated by the increased revenues, partially offset by increased development expenditures in our LinCom Wireless business of approximately $3.2 million.

Interest Expense, Net

    Our net interest expense increased from $17.3 million in 1999 to $32.1 million in 2000 and from $32.1 million in 2000 to $34.9 million in 2001.  Net interest expense has increased over 1999, 2000 and 2001, primarily as a direct result of the increased level of our borrowings, to primarily fund the growth in the various segments, and to fund the acquisitions made in our Titan Systems segment during 1999, 2000 and 2001 and in our Software Systems segment (discontinued during the first quarter of 2002) during 1999.  Our increased effective interest rate in 2000 also resulted in increased interest expense in 2000.  In addition, net interest expense in 2000 increased due to the issuance of our Remarketable Term Income Deferrable Equity Securities or HIGH TIDES.  Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $88.8 million at a weighted average interest rate of 7.9% during 1999, $196.9 million at a weighted average interest rate of 10.5% during 2000 and $337.3 million at a weighted average interest rate of 7.5% during 2001.  Also included in interest expense is interest on our deferred compensation and retiree medical obligations.  Interest expense related to these items was $1.1 million for 1999, $0.6 million for 2000 and $0.7 million for 2001.

Income Taxes

    Consolidated income taxes reflect effective rates of a provision rate of 38% in 1999 and 2000 and a provision rate of 150% in 2001 reflecting a $3.8  million provision on a pre-tax loss of $2.5 million.  The increased provision in 2001 is primarily due to the impact of the relationship of significant permanent non-deductible items compared to the book loss for the period.

Net Income (Loss)

    We reported net income of $37.8 million in 1999 and a net loss of $18.7 million in 2000 and a net loss of $98.6 million in 2001.  Included in net income (loss) for 1999, 2000 and 2001 are net losses from discontinued operations of $3.4 million, $8.5 million and $97.1 million, respectively.  The discontinued operations in these years include SureBeam, certain components of our Cayenta business and our AverCom business, and to a lesser degree, our access control systems business and the disposal of our commercial information security and assurance business, as well as operations discontinued by certain of the companies acquired by us during 2000.  Included in the net loss for 2000 is an extraordinary loss of $4.7 million, net of tax, related to the early extinguishments of AverStar's credit facility in the second quarter of 2000 and our credit facility with Scotia Bank in the first quarter of 2000.  Also included in the 1999, 2000 and 2001 results are goodwill amortization of $8.0 million, $14.1 million and $15.3 million, respectively, a deferred compensation charge of $0.1 million, $5.5 million and $4.3 million, respectively, and acquisition and integration related charges and other of $13.1 million, $28.8 million and $30.4 million, respectively.  Also included in 2000 is a valuation allowance for accounts receivable balances of $10.0 million.  Included in the 1999 and 2000 net loss is a gain from the sale of our interest of IPivot for $41.8 million and $2.1 million, respectively.

Liquidity and Capital Resources

    We have used our cash and cash equivalents principally to fund acquisitions and investments, capital expenses and working capital. We fund our cash requirements principally from borrowings from under our senior credit facility, proceeds from the sale of our securities, and to a lesser degree, from cash flows from our core government operations.  Net cash flow from our continuing operations used $13.0 million, primarily resulting from an increase in accounts receivable balances of $70.2 million, with the most notable increases in our Titan Wireless and Titan Systems segments.  The impact of the acquisition of BTG and Datron on our accounts receivable balance in the accompanying consolidated balance sheet as of December 31, 2001 was approximately $78.2 million compared to 2001 revenues of approximately $34.1 million generated by BTG and Datron which are included in our consolidated revenues for the year ended December 31, 2001.

    Our investing activities used cash of $140.1 million in 2001, primarily to finance acquisitions of $87.2 million and equity and other investments of $24.1 million, and to fund capital expenditures of $24.4 million, with the most significant capital expenditures in our Titan Wireless segment to develop its retail fixed wireless service business.  Our financing activities provided cash of $174.1 million, reflecting increased borrowings of $66.9 million on our credit facility as well as the net proceeds of $136.2 million from the sale of our common stock in a public offering, net of a reduction of debt of approximately $38.3 million, primarily reflecting our pay-off of BTG's existing debt at the time of acquisition.  The exercise of Titan stock options also provided $11.4 million.

    On February 23, 2000, we entered into a credit agreement for $275 million of financing from a syndicate of commercial banks.  The credit facility also allowed us to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million.  The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million.  The proceeds of the loan were used in part to refinance outstanding indebtedness on our $190 million credit facility arranged by Bank of Nova Scotia in June 1999.  The credit facility is secured by substantially all of our and our subsidiaries' assets and guaranteed by substantially all of our subsidiaries, other than, in each case, SureBeam and our foreign operations. SureBeam ceased being a guarantor and having its assets pledged as collateral for the credit facility following the completion of its initial public offering on March 16, 2001.  The $425 million credit facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in a aggregate principal amount of up to $100 million.  Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize beginning in the credit facility's second year, which began with the quarter ended June 30, 2001 and ends with the quarter ending March 31, 2002, as follows:  2.5% quarterly in the third and fourth quarters of year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility, 7.5% quarterly in the first and second quarters of year six of the credit facility and 10% in the third quarter of year six of the credit facility and on the sixth anniversary of the closing date of the credit facility.  Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and began amortizing in the credit facility's first year, which began with the quarter ended June 30, 2000 and ended with the quarter ended March 31, 2001, with the following amortization schedule:  0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for the first three quarters of year seven of the credit facility and on the seventh anniversary of the closing date of the credit facility.  Under each of the term loan facilities and the revolving facility, we have the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA, or earnings before interest and taxes and depreciation and amortization.  The agreement contains financial covenants that were comprised of the following at December 31, 2001:  a maximum debt to EBITDA limit of 3.50 to 1, a minimum interest coverage ratio of 3.75 to 1, a minimum fixed charge coverage ratio of 1.0 to 1 and a minimum net worth of $256.8 million.  Titan is in compliance with all financial covenants as of December 31, 2001.

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

    On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of banks.  The Company’s existing credit facility was extinguished at that time.  The new agreement contains financial covenants, which are comprised of the following at March 31, 2002, on a pro forma basis for the new bank facility:  a maximum debt to EBITDA limit of 3.1 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed coverage ratio of 1.2 to 1 and a minimum net worth of $475 million.  As of March 31, 2002, on a pro forma basis, taking into effect the new bank facility, Titan was in compliance with all financial covenants.  See Note 15 of the accompany notes to the consolidated financial statements.

    On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003.  The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project.  The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000.  Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa have collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels, which is anticipated to occur in mid to late 2002.  The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for.  As of December 31, 2001, approximately $42.5 million was drawn on this facility, which has been reflected as Non-recourse debt in the accompanying consolidated balance sheet and approximately $93.1 million has been reflected as Long-term contract receivables, related to the gross amount due from the OPT on the contract.  The $42.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  In October 2000, we collected an $18 million receivable from an African group related to the sale of a portion of our economic interest, net of all fixed equipment payments, in the revenue sharing of this project.  As of December 31, 2001, the outstanding receivable balance, net of non-recourse debt, due on this contract was approximately $50.7 million.  Management believes that the appropriate insurance policies are in place to cover risk related to loss in certain foreign countries such as Benin and other foreign countries.

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

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and intends to execute the spin off in the third quarter of 2002.  Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.  The Company has obtained approval from its senior lenders under its new credit facility entered into in May 2002 to extend an aggregate of $50 million of this credit facility to SureBeam.  In addition, Titan and SureBeam are currently negotiating revisions to the currently in place tax sharing agreements and corporate services agreement as well as sublease arrangements with respect to three SureBeam service centers and a reimbursement agreement with respect to guarantees of SureBeam obligations provided by Titan.  Titan and SureBeam have entered into an exclusive contract for the purchase and sale of electronic beam accelerators through December 31, 2003 and related integration services through December 31, 2002 unless SureBeam does not offer competitive pricing.

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

Long-Term Debt and Other Commitments

    Our contractual cash obligations as of December 31, 2001, including principal maturities of long-term debt and other commitments, were as follows, excluding non-recourse debt, contingent obligations and interest:

	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt: Senior credit facility	$12,813	$16,562	$20,313	$280,312	$—	$—	$330,000
Other	1,413	948	963	416	540	2,745	7,025
HIGH TIDES (1)	—	—	—	—	—	250,000	250,000

Other commitments: Operating leases	36,161	28,073	20,523	17,820	15,844	38,830	157,251
Capital leases	342	285	211	453	—	—	1,291
Investment in e-tenna	1,914	—	—	—	—	—	1,914
SureBeam license agreement	4,000	—	—	—	—	—	4,000

Total contractual cash obligations	$56,643	$45,868	$42,010	$299,001	$16,384	$291,575	$751,481

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

    Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Payments to us for performance on certain of our U.S.  Government contracts are subject to audit by the DCAA, and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability.  To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our provisions for doubtful accounts may be impacted.  Due to a high degree of diversification in our government business, where any one contract accounts for no more than 2.2 percent of Titan Systems' annual revenues, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

    Inventory adjustment.  Inventories are stated at lower of cost or market.  We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales.  The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

    Determining Impairment Losses on Non-Marketable Securities.   We evaluate our investment in non-marketable securities taking into consideration the financial condition of the investee, the near-term prospects of the investee, including the opportunities in the region and industry of the investee, changes in technology, and the progress of the investee in achieving operational milestones according to its operating plan.  We also evaluate various alternatives relative to realizing the value of our investment.  Factors that would influence the likelihood of a material change in our evaluation of whether there is a decline other than temporary include significant changes in the investee’s ability to generate positive cash flow, a significant change in technology, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the investee depends, and a significant change in the economic and/or political conditions in certain countries, particularly Africa, in which we have investments.

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

    Revenue recognition.  We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as units are delivered, in accordance with Statement of Position (SOP) 81-1.  Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods.  In 2001, approximately 16.6% of Titan Systems' revenues were generated by fixed price contracts, which are generally recognized using the percentage-of-completion method.  The remaining 83.4% of Titans Systems' revenues in 2001 were generated by cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

    Titan contracts with its government customers using various cost-type contracts.  They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, cost-with no fee, and cost sharing contracts.  Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81‑1.  For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer.  Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.

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

    Titan's revenues from U.S. government business represented approximately 81% of Titan's total revenues in 2000, and approximately 84% of Titan's total revenues in 2001.  Titan's U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce Titan's revenues and cash flows from U.S. government contracts.  Titan's revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense and other federal agency budgets.

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

    In addition to contract cancellations and declines in agency budgets, Titan may be adversely affected by:

•	curtailment of the U.S government's use of technology services and products providers;

•	technological developments that impact purchasing decisions or Titan’s competive position.

    These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts or limit Titan’s ability to obtain new contract awards.  Any of these actions or any of the other actions described above could reduce Titan's revenues and cash flows and impair Titan's ability to make equity investments in or intercompany advances to Titan's commercial subsidiaries as part of Titan's approach to creating and building new businesses.

Government audits of Titan's government contracts could result in a material charge to Titan's earnings and have a negative effect on Titan's cash position following an audit adjustment.

    Titan's government contracts are subject to cost audits by the government.  These audits may occur several years after completion of the audited work.  If a cost audit were to identify significant unallowable costs, Titan could have a material charge to its earnings or reduction in its cash position as a result of an audit, including an audit of one of the companies Titan has acquired.  Some of Titan's acquired companies did not historically impose internal controls as rigorous as those Titan imposes on the government contracts Titan performs, which may increase the likelihood that an audit of their government contracts could cause a charge to Titan's earnings or reduction in Titan's cash position.

Titan's operating margins may decline under its fixed-price contracts if Titan fails to estimate accurately the time and resources necessary to satisfy Titan's obligations.

    Some of Titan's contracts are fixed-price contracts under which Titan bears the risk of any cost overruns.  Titan's profits are adversely affected if its costs under these contracts exceed the assumptions Titan used in bidding for the contract. In 2001, approximately 20% of Titan's revenues were derived from fixed-price contracts for both defense and non-defense related government contracts.  Often, Titan is required to fix the price for a contract before Titan finalizes the project specifications, which increases the risk that Titan will misprice these contracts.  The complexity of many of Titan's engagements makes accurately estimating Titan's time and resources more difficult.

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

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact Titan's revenues, operating expenses and profitability.

    Titan's defense and commercial businesses must comply with and are affected by various government regulations that impact Titan’s operating costs, profit margins and its internal organization and operation of its businesses.  These regulations affect how Titan's customers and Titan do business and, in some instances, impose added costs on Titan's businesses.  Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations.  With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.  Among the most significant regulations are the following:

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

Titan has a limited history of commercializing new technologies and Titan's commercial businesses may never contribute to Titan’s revenue, revenue growth or operating profit at the levels expected by Titan or at levels that justify the investment.

    In 1991, Titan adopted a strategy of seeking to develop commercial businesses using technology developed for government purposes in Titan's government defense business in order to enhance its growth and profitability.  SureBeam, Cayenta and the Titan Wireless businesses as well as the commercial businesses in Titan Technologies are a product of this strategy.  For the most part, Titan's commercial businesses are in a relatively early stage of development.  Titan cannot guarantee that these businesses will grow as much as Titan anticipates.  It is also possible that these businesses could require greater investment by Titan than anticipated, could reduce Titan’s earnings and/or will not be capable of being monetized to enable Titan and its stockholders to realize value from this process.

    These technology-based businesses are subject to risks and uncertainties inherent in companies at these early stages of development, including:

•	the risk that Titan may not identify markets with sufficient opportunities to justify Titan's investments in products and solutions for these markets;

•	the risks that their base technology will never gain market acceptance or becomes obsolete and Titan fails to respond in a timely and cost-effective manner to rapid technological changes;

•	the risks associated with operating in markets that are subject to a high degree of competition;

•	the risk that they will have inadequate management resources to capitalize on market opportunities and execute their strategy;

•	the risk that they will be unable to manage rapid growth effectively;

•	the risk that they will be unable to execute successfully their business strategy on schedule;

•	the risk that adequate capital may not be available to fund their continued development.

Titan may make equity investments, intercompany advances or loans to wholly or partially owned subsidiaries or spun-off entities which Titan could lose or have to write off.

    Titan has historically funded businesses in its Titan Technologies segment, as well as its other commercial businesses, with equity investments and/or intercompany advances, and expects to continue to do so in the future.  From time to time, we also make investments in or loans to businesses that are not controlled by Titan to further its strategic objectives.  For example, Titan has advanced $107 million to Cayenta and may not be able to fully recoup this investment given the current market for commercial software and services businesses.  Titan also has invested approximately $50 million in Ivoire Telecom and approximately $6.8 million in e-tenna as of December 31, 2001.  At the time Titan makes these investments or advances, these businesses are typically at an early stage of development.  If these businesses do not become profitable or Titan is unable to monetize its investments in them, Titan could lose all or a portion of its equity in those businesses and be required to write off some or all of any amounts advanced.

    Titan previously funded its publicly traded subsidiary, SureBeam, through a $75 million subordinated promissory note of which Titan exchanged $73 million on February 13, 2002 for equity of SureBeam at an average price of $9.521 per share and $2 million on December 31, 2001 at an average price of $10.505 per share.  Titan has agreed to extend a new $50 million senior secured revolving line of credit to SureBeam that matures on December 31, 2005.  Once Titan completes the spin-off of SureBeam, Titan will no longer have any influence or control over the management of SureBeam.  If SureBeam does not become profitable or is unable to service its debt for any reason, Titan may be required to write off some or all of any amounts loaned to SureBeam under this credit facility.  In addition, Titan has guaranteed certain facility leases for SureBeam, aggregating approximately $15.1 million for lease terms through 2020.

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

    Titan cannot guarantee that it will be able to monetize any of its investments in its commercial technology applications or businesses, whether through an initial public offering of a subsidiary, a complete spin-off to Titan's stockholders, an outright sale of a subsidiary, or a technology license or sale.  Market, competitive conditions or adverse business developments with respect to one of the commercial businesses may be such that Titan is unable to complete initial public offerings of its subsidiaries or spin-offs of its subsidiaries to Titan's stockholders at valuations that Titan considers appropriate, in which case Titan may choose to delay or forego initial public offerings or spin-offs of these subsidiaries.  Based on market or competitive conditions, Titan may also be unable to sell or license its commercial technology applications or sell its businesses at valuations or for other consideration Titan considers appropriate, in which case Titan may choose to delay or forego those sales or licenses.  To the extent possible, Titan intends to structure any initial public offerings that its subsidiaries conduct in a manner to preserve the ability to later distribute the stock Titan retains in the subsidiaries to its stockholders on a tax-free basis.  Under current law, there are a number of tax and other legal requirements that must be satisfied in order to successfully execute this strategy and Titan cannot guarantee that they will be met.  Contractual restrictions may also restrict Titan's ability to successfully execute this strategy.  With the exception of SureBeam, Titan's credit facility does not permit its subsidiaries to conduct initial public offerings or allow Titan to distribute the stock of its subsidiaries to Titan stockholders without the consent of the lenders.

Titan's failure to identify, attract and retain qualified technical and management personnel could adversely affect its existing businesses and its ability to build additional commercial businesses.

    Titan cannot guarantee that Titan will be able to attract and retain the highly qualified technical personnel for each of its segments, including engineers, computer programmers and personnel with security clearances required for classified work, that are necessary for maintaining and growing Titan's existing businesses or building additional commercial businesses.  Titan's success also depends to a significant extent on the continued contributions of Titan's management personnel for each of its segments.  Titan's ability to build additional commercial businesses in its Titan Technologies segment will depend in part on Titan's ability to attract management personnel from outside Titan with relevant market expertise and management skills, and on Titan's ability to retain and motivate these managers.

Risks of Titan's international operations, including economic conditions in other countries, could adversely affect the revenues and profitability of its Titan Wireless and SureBeam businesses and adversely affect Titan’s ability to execute on its strategy for financing these businesses and monetizing its investment.

    SureBeam’s revenues in 2002 are materially dependent on a purchase order for the sale of systems to a Saudi Arabian company, and Titan Wireless’ principal strategy is to provide communications services and systems primarily in developing countries primarily in Asia, Africa, the Middle East and Latin America.  Although Titan currently sells its communications services and systems primarily in U.S. dollars, currency devaluations and adverse market conditions in developing countries in the past have and in the future could negatively affect demand for Titan's communications services and systems and, consequently, Titan's revenues for Titan Wireless.  As a result, revenues in Titan Wireless may be adversely affected by economic conditions in developing countries.  SureBeam’s ability to sell systems in international markets may also depend upon economic conditions as well as consumer acceptance in these markets for irradiation of food.

    Titan's businesses that operate in international markets also face the possibility of becoming subject to reduction in revenue or added costs as part of maintaining compliance with varied foreign regulatory requirements or as a result of changes in applicable laws and regulations, including licensing laws, tax laws and regulations.  Titan does not believe that the international operations of its existing businesses currently subject it to material risks from fluctuations in currency exchange rates.  However, as Titan increases the international operations of its businesses, Titan's risks from fluctuations in currency exchange rates, to the extent Titan bills for its products in foreign currencies, will increase.

    Selling products or services in international markets also entails other market, economic, cultural, legal and political risks, conditions and expenses.  These risks include:

•	trade protective measures and import or export licensing requirements or other restrictive actions by foreign governments;

•	reduced protection of intellectual property rights;

•	political and economic instability;

•	difficulties in collecting amounts owed to Titan; and

•	difficulties in managing overseas employees and contractors.

    Any one of these factors or other international business risks could adversely affect Titan's financial performance and its return on its investment in Titan Wireless.

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

    Since January 1, 1998, Titan has acquired 17 government information technology businesses, including the recently completed acquisition of Jaycor, Inc., and has entered into a merger agreement to acquire Science and Engineering Associates as part of Titan's strategy of consolidating government information technology businesses.  In addition, Titan has made investments in a wireless telecommunications company, Ivoire Telecom, and acquired an international voice, data, and internet services provider, and GlobalNet, as part of Titan Wireless's business.  Several of the businesses that Titan acquired had themselves acquired other businesses prior to their acquisition by Titan.  Titan may not be able to complete its proposed acquisition of Science and Engineering Associates or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems.  The acquisition and integration of new businesses involves risk.  The integration of acquired businesses may be costly and may result in a decrease in the value of Titan's common stock for the following reasons, among others:

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

    Titan's credit facility contains covenants that restrict, among other things, Titan's ability to borrow money, make particular types of investments, including investments in Titan's subsidiaries, or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions.  An event of default under Titan's credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable.  Titan has pledged substantially all of its consolidated assets and the stock of Titan's subsidiaries to secure the debt under Titan's credit facility, excluding SureBeam and Titan's foreign affiliates.  If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of Titan's subsidiaries.  Any event of default, therefore, could have a material adverse effect on Titan's business.  Titan's credit facility also requires Titan to maintain specified financial ratios.  Titan's ability to meet these financial ratios can be affected by events beyond Titan's control, and Titan cannot assure you that Titan will meet those ratios.  Titan also may incur future debt obligations that might subject Titan to restrictive covenants that could affect Titan's financial and operational flexibility or subject Titan to other events of default.  Any such restrictive covenants in any future debt obligations Titan incurs could limit Titan's ability to fund its commercial businesses with equity investments or intercompany advances, which would impede Titan's ability to execute its approach to creating and building new businesses.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services, that the remaining $3.75 million due to Sakon under our agreement to acquire an additional 30% interest will be satisfied by issuance of Titan stock, that it will be able to spin off SureBeam to Titan stockholders, that the Company is well positioned to capitalize on increases in defense and homeland security spending by the U.S. Government, that service revenue levels for the system in Benin will reach certain levels in 2002, and that Titan Systems will continue to provide the largest percentage of our consolidated revenues.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements.  These risks and uncertainties include the risks associated with the Company's entry into new commercial businesses and new markets that require the Company to develop demand for its product, its ability to execute its spin off strategy, dependence on continued funding of U.S.  Department of Defense and Federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, and risk of doing business in developing countries and international markets including foreign currency risks.

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

    The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For terms relating to our long-term debt, see Note 9 of the notes to the accompanying consolidated financial statements.

	2002	2003	2004	2005	2006	Beyond	Total	Fair Value

	(in thousands, except percentages)
Assets: None Liabilities: Long-term debt including debt due within one year:
Fixed rate	$1,413	$948	$963	$416	$540	$2,745	$7,025	$7,025
Average interest rate	7.56%	8.33%	8.32%	8.06%	8.58%	6.97%	7.65%	7.65%
Variable rate (1)	$12,813	$16,562	$20,313	$24,062	$182,500	$73,750	$330,000	$330,000
Average interest rate	6.55%	7.28%	7.28%	7.28%	7.28%	7.28%	7.25%	7.25%
HIGH TIDES (2)	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Fixed rate	—%	—%	—%	—%	—%	5.75%	5.75%	5.75%

(1)  Maturities assume extension of the revolving portion of the Company's senior credit agreement to the end of the term loan maturities.  See Note 9 in the notes to the accompanying consolidated financial statements.

(2)  The HIGH TIDES has a remarketing feature beginning approximately five years after the date of issuance, at which time we may elect to refinance or retire the HIGH TIDES.  See Note 9 to the accompanying consolidated financial statements.

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

ARTHUR ANDERSEN LLP

San Diego, California
March 1, 2002 (except with respect to the matters discussed in
      Note 15, as to which the date is May 23, 2002)

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated, See Note 1)
(In thousands, except per share data)

	For the Years Ended December 31,

	2001	2000	1999

Revenues	$1,084,407	$941,213	$768,648

Costs and expenses:
Cost of revenues	819,589	708,119	584,436
Selling, general and administrative expense	190,969	167,672	122,425
Research and development expense	11,101	9,624	6,681
Valuation allowance for accounts receivable	—	10,000	—
Gain on sale of IPivot	—	(2,140)	(41,788)
Acquisition and integration related charges and other	30,371	28,820	13,102

Total costs and expenses	1,052,030	922,095	684,856

Operating profit	32,377	19,118	83,792
Interest expense	(36,672)	(35,627)	(18,676)
Interest income	1,798	3,568	1,341

Income (loss) from continuing operations before income taxes, minority interests and extraordinary loss	(2,497)	(12,941)	66,457
Income tax provision (benefit)	3,752	(4,918)	25,313

Income (loss) from continuing operations before minority interests and extraordinary loss	(6,249)	(8,023)	41,144
Minority interests	4,729	2,566	—

Income (loss) from continuing operations before extraordinary loss	(1,520)	(5,457)	41,144
Loss from discontinued operations, net of tax benefit of $10,537, $585 and $1,044	(97,094)	(8,527)	(3,387)

Income (loss) before extraordinary loss	(98,614)	(13,984)	37,757
Extraordinary loss from early extinguishments of debt, net of tax benefit of $1,541	—	(4,744)	—

Net income (loss)	(98,614)	(18,728)	37,757
Dividend requirements on preferred stock	(690)	(692)	(695)

Net income (loss) applicable to common stock	$(99,304)	$(19,420)	$37,062

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.16)	$0.86
Loss from discontinued operations, net of taxes	(1.67)	(0.18)	(0.07)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(1.76)	$(0.43)	$0.79

Weighted average shares	58,793	52,717	47,094

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.16)	$0.76
Loss from discontinued operations, net of taxes	(1.67)	(0.19)	(0.06)
Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(1.76)	$(0.44)	$0.70

Weighted average shares	58,793	52,717	54,136

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(As Restated, See Note 1)
(In thousands, except share and per share data)

	As of December 31,

	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$28,957	$27,291
Accounts receivable — net	374,728	258,504
Inventories	29,112	19,693
Prepaid expenses and other	19,168	25,176
Deferred income taxes	53,941	24,741
Current assets of discontinued operations	67,841	52,614

Total current assets	573,747	408,019

Property and equipment — net	99,115	75,482
Long-term contract receivables	93,143	59,913
Goodwill — net of accumulated amortization of $50,470 and $30,646	441,647	288,997
Other assets — net	137,144	45,508
Long-term assets of discontinued operations	115,606	86,152

Total assets	$1,460,402	$964,071

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$12,813	$2,500
Accounts payable	90,073	66,227
Acquisition debt	2,000	4,000
Current portion of long-term debt	1,413	991
Accrued compensation and benefits	68,762	42,594
Other accrued liabilities	76,478	51,751
Income taxes payable	1,174	804
Current liabilities of discontinued operations	42,422	31,010

Total current liabilities	295,135	199,877

Long-term portion of amounts outstanding under line of credit	317,187	260,625

Other long-term debt	5,612	1,585

Non-recourse debt	42,456	36,680

Other non-current liabilities	44,861	36,108

Non-current liabilities of discontinued operations	8,170	513

Commitments and contingencies
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	250,000

Minority interests	23	11,267

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference:
689,678 and 689,978 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 70,128,582 and 54,068,167 shares	701	541
Capital in excess of par value	588,184	191,358
Deferred compensation	(34,519)	(13,882)
Retained earnings (deficit)	(57,239)	(9,960)
Accumulated other comprehensive income	128	108
Treasury stock (372,050 and 787,885 shares), at cost	(987)	(1,439)

Total stockholders' equity	496,958	167,416

Total liabilities and stockholders' equity	$1,460,402	$964,071

The accompanying notes are an integral part of these consolidated financial statements.
THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(As Restated, See Note 1)
(In thousands of dollars)

	For the Years Ended December 31,

	2001	2000	1999

Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(1,520)	$(5,457)	$41,144
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations, net of effects of businesses acquired:
Depreciation and amortization	30,671	26,743	19,628
Write-offs due to asset impairments	14,640	—	—
Deferred income taxes and other	1,314	(6,157)	6,940
Write-off of capitalized software development costs	—	—	3,893
Minority interests	(4,729)	(2,566)	—
Poolings of interests	—	1,352	—
Deferred compensation charges	4,282	5,538	103
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(70,185)	(37,887)	(48,033)
Inventories	(6,307)	(5,602)	(4,644)
Prepaid expenses and other assets	7,521	(16,087)	(10,201)
Accounts payable	9,672	12,872	1,994
Income taxes payable/refundable	(37)	(10,505)	9,137
Accrued compensation and benefits	6,257	425	1,849
Other liabilities	(4,626)	(7,870)	901

Net cash provided by (used for) continuing operations	(13,047)	(45,201)	22,711

Loss from discontinued operations	(97,094)	(8,527)	(3,387)
Deferred compensation charge attributable to discontinued operations	54,270	649	—
Issuance of stock in subsidiary	61,327	—	—
Minority interest attributable to discontinued operations	(12,262)	(1,561)	—
Changes in net assets and liabilities of discontinued operations	(25,612)	(68,197)	(42,658)

Net cash used for discontinued operations	(19,371)	(77,636)	(46,045)

Net cash used for operating activities	(32,418)	(122,837)	(23,334)

Cash Flows From Investing Activities:
Capital expenditures	(24,419)	(41,756)	(13,601)
Payments for purchases of businesses, net of cash acquired	(87,157)	(95,158)	(81,550)
Capitalized software development costs	(7,826)	(1,966)	(707)
Proceeds from sales of investments	3,217	—	—
Other investments	(24,105)	(10,752)	(5,400)
Other	232	717	1,440

Net cash used for investing activities	(140,058)	(148,915)	(99,818)

Cash Flows From Financing Activities:
Issuance of redeemable convertible preferred securities	—	250,000	—
Additions to debt	66,875	154,085	163,158
Retirements of debt	(38,296)	(109,262)	(39,078)
Deferred debt issuance costs	(1,600)	(19,351)	(3,494)
Proceeds from stock issuances	147,579	5,413	3,942
Issuance of stock by subsidiary	42	6,373	—
Dividends paid	(690)	(692)	(695)
Purchase of stock	—	(173)	(487)
Other	212	(960)	(560)

Net cash provided by financing activities	174,122	285,433	122,786

Effect of exchange rate changes on cash	20	141	(33)

Net increase (decrease) in cash and cash equivalents	1,666	13,822	(399)
Cash and cash equivalents at beginning of year	27,291	13,469	13,868

Cash and cash equivalents at end of year	$28,957	$27,291	$13,469

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(As Restated, See Note 1)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balances at December 31, 1998	$695	$435	$131,674	$—	$(31,785)	$—	$(2,579)	$98,440
Conversion of subordinated debt		79	26,191					26,270
Exercise of stock options and other		11	3,940				(57)	3,894
Shares contributed to employee benefit plans			(364)					(364)
Deferred compensation, related to the issuance of stock options			841	(738)				103
Purchase of stock			(487)					(487)
Income tax benefit from employee stock transactions			892					892
Distribution to shareholders of net liability of discontinued operations			565					565
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(695)			(695)
Foreign currency translation adjustment					6	(33)		(27)
Net income					37,757			37,757

Balances at December 31, 1999	695	525	163,252	(738)	5,283	(33)	(2,636)	166,348
Pooling adjustments					1,352			1,352
Exercise of stock options and other		16	3,577					3,593
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			19,331	(19,331)				—
Amortization of deferred compensation				6,187				6,187
Purchase of treasury stock			(173)					(173)
Shares contributed to employee benefit plans			1,167				1,197	2,364
Foreign currency translation adjustment						141		141
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			1,479					1,479
Gain related to issuance of stock in subsidiary					2,825			2,825
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(692)			(692)
Net loss					(18,728)			(18,728)

Balances at December 31, 2000	690	541	191,358	(13,882)	(9,960)	108	(1,439)	167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisitions		40	144,724					144,764
Exercise of stock options and other		40	11,749				(392)	11,397
Deferred compensation, related to the issuance of stock options			78,725	(78,725)				—
Amortization of deferred compensation				58,552				58,552
Foreign currency translation adjustment						20		20
Valuation of options assumed in acquisitions			16,272	(464)				15,808
Income tax benefit from employee stock transactions			5,157					5,157
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			4,097				844	4,941
Dividends on preferred stock — Cumulative Convertible, $1.00 per share					(690)			(690)
Net loss					(98,614)			(98,614)

Balances at December 31, 2001	$690	$701	$588,184	$(34,519)	$(57,239)	$128	$(987)	$496,958

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise noted)

Note 1.  Summary of Significant Accounting Policies

    Nature of Operations.  The Titan Corporation (the "Company" or "Titan") is a diversified technology company whose business is to create, build and launch technology-based businesses from technologies developed for the government.  The Company groups its businesses into five business segments — Titan Systems, Titan Wireless, Software Systems (Cayenta), of which major components were discontinued on March 1, 2002, Titan Technologies and the SureBeam business, which was discontinued on October 16, 2001.  Titan Systems, the Company's core government business, provides information technology and communications solutions, services and products for defense, intelligence, and other U.S. and allied government agencies.  Titan Wireless provides satellite-based and wireless-based communication services and systems which provide cost-effective voice, data and Internet services in developing countries.  Software Systems (Cayenta) is a provider ("TSP") of information technology services and software product applications for its customers' business functions, including retailing, finance, accounting, customer billing and collection, contract management, supply chain management and equipment monitoring and maintenance primarily in two vertical markets:  manufacturing and logistics and retail.  SureBeam provides electronic food irradiation systems and services for the food industry.  Titan Technologies develops commercial applications and businesses from technologies created for the government by the Company.

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service ("IRS") seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002 and intends to execute the spin off in the third quarter of 2002.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan have been restated to reflect SureBeam as a discontinued business.

    The Company is involved in a number of commercial businesses that operate in new markets, including the provision of communication services in developing countries in the Titan Wireless segment and the discontinued electronic food irradiation business of SureBeam.

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

    Reclassifications.  Certain reclassifications have been made to prior year presentations to conform to the 2001 presentation.

    Minority Interest in Subsidiaries.  Minority interest in subsidiaries consists primarily of equity securities issued in 2000 by the Company's subsidiary, Cayenta, Inc., which is the operations of the Software Systems business, which includes certain components which were discontinued in March 2002, as well as certain components which are continuing businesses, and equity securities issued in 2000 and 2001 by the Company's SureBeam subsidiary.  The Company owned substantially all of the voting equity of Cayenta and SureBeam both before and after the transactions.  The Company records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners.  The minority interest percentages of Cayenta and SureBeam are approximately 24.3% and 19.9%, respectively, as of December 31, 2001.  The minority interest portion of SureBeam's and Cayenta’s losses from the discontinued components are reflected in the loss from discontinued operations.  In addition, the minority interest portion of the continuing components of Cayenta are reflected in continuing operations.

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

    Revenue Recognition.  A majority of the Company's revenue, both government and commercial, is derived from products manufactured and services performed under cost-reimbursement, time-and-materials, and fixed-price contracts wherein revenues are generally recognized as services are performed, using the percentage-of-completion method, which includes revenues recognized as units are delivered.  Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  Estimated contract losses are fully charged to operations when identified.  Titan contracts with its government customers using various cost-type contracts.  They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, cost-with no fee, and cost sharing contracts.  Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81‑1.  For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer.  Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.

    Billings in excess of cost incurred are classified in accrued liabilities in the accompanying consolidated balance sheet.  Amounts for all years presented were immaterial.  Deferred revenues are also included in current liabilities.

    The Company's Software Systems segment also generates revenues from licensing the rights to use its software products primarily to end users.  This segment further generates revenues from post-contract support (maintenance), consulting and training services performed for customers who license its products.

    Revenues from software license agreements are recognized currently, provided that all of the following conditions are met:  a noncancellable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist.  Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year.  Maintenance revenues which are bundled with license agreements are unbundled using vendor specific objective evidence.

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

    In software agreements that include rights to multiple software products, maintenance or services, the Company allocates the total revenue between each deliverable using the relative fair value of each of the deliverables determined using vendor-specific objective evidence.  Vendor-specific objective evidence or fair value is determined using the price charged when the element is sold separately.

    Titan’s Cayenta businesses generate hosting revenues, usually under multiple year agreements.  Up front setup and, if applicable, software license fees in hosted transactions are deferred and recognized ratably over the estimated hosting period in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 00-3.  Revenues generated from hosting activities were $0, $0.7 million, and $0.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

    Concentration of Risk.  As the Company expands its business into international markets and developing countries, certain accounts receivable may be exposed to credit risk due to political and/or economic instability in these areas.  To mitigate credit risk in foreign countries, the Company generally denominates its foreign contracts in U.S. dollars and requires payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfer, prior to shipment.  In addition, management believes that the appropriate insurance policies are in place to cover risk related to loss in certain foreign countries.

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

    Impairment of Investments in Non-marketable Securities.   Periodically, the Company reviews for possible impairments its non-marketable securities, which include the Company’s investments in emerging businesses, which are accounted for under the cost method.  Whenever events or changes in circumstances indicate that the carrying amount of an asset is other than temporarily impaired, asset values are adjusted accordingly based on a write down of cost to estimated fair value.  In evaluating whether a loss in the carrying value of the Company’s investment is other than temporary, the Company evaluates the financial condition and near-term prospects of the investee and the region and industry of the investee, including any specific events which may influence the operations of the investee such as changes in technology, and the Company’s overall investment intent.  The Company will generally deem an impairment to be other than temporary if its cost basis has exceeded its fair value for a period of six to nine months.  If a loss in the carrying value of the Company’s investment is deemed to be other than temporary, the Company recognizes such loss based on a write down of cost to realizable value.

    Impairment of Long-Lived Assets.  Periodically, the Company reviews for possible impairments its long-lived assets and certain identifiable intangibles to be held and used.  Included in the Company's reviews of long-lived assets are the Company's investments in emerging businesses, which are subject to risks associated with developing and commercializing businesses, which include technology development, product and/or service marketability, and adequate capital funding.  Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.  In evaluating whether an asset impairment exists, the Company compares the carrying value of the asset to the estimated undiscounted cash flows.  If an impairment is deemed to exist, the asset's carrying value is adjusted to the present value of its estimated future cash flows.  On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a gross impairment charge of $50.1 million recorded in the first quarter of 2002, which was comprised of approximately $27.5 million in certain components of our Cayenta business that are now held for sale, approximately $14.9 million in our AverCom business which is now held for sale, and approximately $7.7 million in our Titan Wireless business.  Approximately $32.0 million of this charge, net of tax, pertained to businesses that were discontinued by the Company on March 1, 2002.

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

    Capitalized Software.  The Company capitalizes certain software costs, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," after technological feasibility has been established.   Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, which is estimated to be 3 to 5 years.  As of December 31, 2001, capitalized software, net of accumulated amortization was approximately $8.6 million.  For the years ended December 31, 2001, 2000 and 1999, approximately $0.6 million, $0.1 million and $0.1 million, respectively, was amortized.

    Per Share Information.  The Company computes earnings per share based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

    The following data summarize information relating to the per share computations for continuing operations before extraordinary loss:

	For the Year Ended December 31, 2001

	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts

Loss from continuing operations	$(1,520)
Less preferred stock dividends	(690)
Effect of minority interests	(3,300)

Basic EPS:
Loss from continuing operations available to common stockholders	$(5,510)	58,793	$(.09)

Diluted EPS:	same as basic

	For the Year Ended December 31, 2000

	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts

Loss from continuing operations	$(5,457)
Less preferred stock dividends	(692)
Effect of minority interests	(2,175)

Basic EPS:
Loss from continuing operations available to common stockholders	$(8,324)	52,717	$(.16)

Diluted EPS:	same as basic

	For the Year Ended December 31, 1999

	Income (Loss) (Numerator))	Shares (000's) (Denominator)	Per-Share Amounts

Income from continuing operations	$41,144
Less preferred stock dividends	(695)

Basic EPS:
Income from continuing operations available to common stockholders	40,449	47,094	$.86
Effect of dilutive securities:
Stock options	—	2,650	(.05)
Debentures	769	4,392	(.05)

Diluted EPS:
Income from continuing operations available to common stockholders plus assumed conversions	$41,218	54,136	$.76

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

    Business Segments.  The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").  In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Titan Technologies segment.   The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam.  On March 1, 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment (formerly Titan’s Emerging Technologies and Businesses segment).  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies.  These realignments conform to the provisions of SFAS 131.  As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

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

    New Accounting Standards.  In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted.  SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test.  Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset.  The Company implemented the business acquisition components of SFAS No.141 on July 1, 2001 and implemented SFAS No. 142 on January 1, 2002.  In February 2002, the Company obtained independent valuations to assist management in its purchase price allocations of the Datron Systems, Inc. ("Datron") and BTG, Inc. ("BTG") acquisitions from independent valuation specialists KPMG Consulting, (“KCI”).  The accompanying balance sheet reflects the allocation between goodwill and other intangible assets, as determined by the independent valuation.  The amortization expense related to the intangible assets will commence in the first quarter of 2002, on a prospective basis.  The Company’s adoption of SFAS No. 142 resulted in a transitional gross impairment loss of $50.1 million, recorded in the first quarter of 2002.  The charge was comprised of approximately $27.5 million in certain components of our Cayenta business now held for sale, approximately $14.9 million in our AverCom business now held for sale, which was reported in our Titan Technologies segment (previously our Emerging Technologies and Businesses segment), both attributable to lower valuation and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  Approximately $34.0 million of this charge, net of tax, pertained to businesses that were discontinued by the Company on March 1, 2002.  Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $15.3 million, $14.1 million and $8.0 million, respectively.  Commencing January 1, 2002, goodwill will no longer be amortized.

    Gain on sale of investments.  The Company records gains in income from continuing operations on sales of its interests related to technology that it has developed internally, the costs of which have been reflected in operating expenses in the Company’s consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.  144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations.  As discussed above, the Company has reported the discontinuance of its SureBeam segment under the provisions of APB Opinion No. 30, and the discontinuance of certain components of Cayenta and AverCom in accordance with SFAS No. 144.

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

Note 2.  Acquisitions and Investments

    On November 27, 2001, the Company completed its acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,024,100 shares of its common stock at an aggregate value of $99.9 million, based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock at an aggregate value of $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock.  Titan also paid off $37.1 million of BTG's outstanding debt as of the closing date.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $135.5 million over the estimated fair market value of the net liabilities acquired of $15.0 million was approximately $150.5 million.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $9.2 million.  This adjustment has been reflected in the consolidated balance sheet as additional net liabilities assumed by the Company.  The Company recognized approximately $0.5 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $8.7 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

    In February 2002, an independent valuation performed by KCI was completed to assist management in its purchase price allocation for the BTG acquisition.  This independent valuation supported the Company’s allocation of $141.8 million to goodwill, $8.2 million to intangible assets and $0.5 million deferred compensation related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which will be amortized over the estimated useful lives of 1 year, 2 to 5 years and 2 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets will commence in the first quarter of 2002.

    On September 28, 2001, the Company completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $48.9 million over the estimated fair market value of the net assets acquired of approximately $15.9 million was approximately $33.0 million.  In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million.  This deferred profit has been reflected in the accompanying balance sheet as additional net liabilities assumed by the Company.  The Company recognized approximately $0.8 million in the year ended December 31, 2001, as a reduction of costs, with the remaining $0.6 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

    In February 2002, had an independent valuation performed by KCI to assist management in its purchase price allocation for the Datron acquisition.  This independent valuation supported the Company’s allocation of $27.4 million to goodwill and $5.6 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets will commence in the first quarter of 2002.

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

    Following is unaudited condensed balance sheet information for Datron and BTG at the date of their respective acquisition (amounts in millions):

	Datron	BTG

Cash	$3.7	$1.2
Accounts receivable	12.0	63.8
Other current assets	12.5	1.9
Property, plant and equipment	8.3	4.0
Non-current assets	3.0	3.4

Total assets	39.5	74.3
Accounts payable	2.0	11.5
Current liabilities	18.1	75.5
Non-current liabilities	3.5	2.3

Total liabilities	23.6	89.3
Net assets (liabilities)	$15.9	$(15.0)

    On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom.  The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment, which were recorded as Other Assets in the Company's consolidated balance sheet.  In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network, and Titan has provided equipment with an approximate aggregate value of $4.5 million.  At December 31, 2001, this commitment had been substantially funded for such expenditures.  Our aggregate investment in Ivoire Telecom of approximately $50 million has been reflected in Other Assets in the Company's consolidated balance sheet at December 31, 2001, and has been reported on the cost method as a result of the Company’s inability to exercise control and significant influence over Ivoire Telecom or to receive any reliable or timely financial information from Ivoire Telecom.  Based upon the information available to management, the Company believes Ivoire Telecom continues to incur losses and negative cash flows consistent with its original expectations at the time of investment in this start-up enterprise.  To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.  Titan regularly reviews it investment in Ivoire Telecom for impairment and believes that as of December 31, 2001 the fair value of this investment exceeds it costs.  Hence, no write-down to realizable value of this investment was necessary at December 31, 2001.

    On June 26, 2000, the Company acquired AverStar in a stock-for-stock transaction.  AverStar provides services and software focused on the areas of information technology assurance, information technology development and information technology management and operations for the mission-critical systems of civilian and defense agencies of the U.S. government.  AverStar's operations are primarily included in the Titan Systems segment.  Titan issued approximately 2,850,000 shares of common stock for all the outstanding shares of AverStar common stock, subject to a holdback of 180,045 shares held in escrow to cover certain indemnification obligations, and assumed AverStar stock options representing approximately 551,000 shares of Titan common stock, based on an exchange ratio of approximately .41415 shares of Titan common stock for each share of AverStar common stock.  In September 2000, 171,645 shares were released from escrow to AverStar shareholders in fulfillment of the Company's obligations.  The remaining 8,400 shares were released from escrow to AverStar shareholders in November 2000.  The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests.

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

    On March 30, 2000, the Company completed the acquisition of all of the stock of LinCom Corporation (LinCom) for a purchase price of approximately $23 million in cash, subject to certain post-closing adjustments and indemnification obligations, less a $1 million holdback and a $2 million promissory note.  The $1 million holdback was due approximately 60 days after the closing date, and approximately $1.0 million was paid in fulfillment of the Company's obligations, and the $2 million note due one year after the closing date with accrued interest at 7% was paid in March 2001.  LinCom is a developer of wireless communications and information systems for both commercial and government customers.  The operations of LinCom are primarily reported in the Titan Systems segment.  The commercial applications within LinCom are reported in the Titan Technologies segment.  The transaction was accounted for as a purchase.  The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized on a straight line basis over 30 years, was approximately $20.2 million at December 31, 2001, and is reflected as goodwill in the Company's consolidated balance sheet.

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

    The separate and combined results of Titan, ACS and AverStar in 2000 and 1999 are as follows:

	Year Ended December 31, 2000

	Revenues	Income (Loss) from Continuing Operations	Net Income (Loss)

Titan	$585,250	$7,878	$(1,499)
ACS	192,841	(21,230)	(17,249)
AverStar	163,122	3,151	20

	$941,213	$(10,201)	$(18,728)

	Year Ended December 31, 1999

	Revenues	Income from Continuing Operations	Net Income

Titan	$387,835	$35,859	$32,472
ACS	218,252	3,581	3,581
AverStar	162,561	1,704	1,704

	$768,648	$41,144	$37,757

    In 1999, the Company or its subsidiaries acquired Atlantic Aerospace Corporation ("AAEC"), Systems Resources Corporation ("SRC") Program Support Associates Inc. ("PSA"), and SFG Technologies Inc. (“SFG”), all reporting in the Company's Titan Systems segment, with the exception of SFG which is reported in the Titan Technologies segment.  Related to the acquisition of SRC, a $2 million promissory note, subject to post-closing working capital adjustments and indemnification obligations, was due on June 9, 2000.  The post-closing working capital adjustments and indemnification obligations are currently in dispute with the stockholders of SRC.  Accordingly, the promissory note has not been paid.  Related to the AAEC acquisition, up to an additional $3 million in contingent consideration was payable based upon the award of future contracts.  During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts.  An additional potential $2.2 million including interest, may be paid in 2002 based upon potential contract awards in 2002.

    For all acquisitions accounted for as purchases, the acquired company's results of operations are consolidated with the Company's results of operations immediately subsequent to the acquisition date.  Unaudited pro forma data giving effect to the purchase of BTG, Datron, Pulse, LinCom and SenCom as if they had been acquired at the beginning of 2000 are shown below.

	Twelve months ended December 31,

	2001	2000

	(unaudited)
Revenues	$1,350,750	$1,263,604
Income (loss) from continuing operations before extraordinary loss	(22,794)	(2,423)
Net income (loss)	(119,888)	(15,694)
Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$(0.46)	$(0.10)
Net income (loss)	(2.13)	(0.37)
Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss	$(0.46)	$(0.10)
Net income (loss)	(2.13)	(0.38)

    Included in BTG's operating results for the eleven months ended November 30, 2001 is a charge of approximately $20.8 million consisting of employee termination costs of approximately $9.0 million, lease termination costs and excess facilities costs of approximately $2.7 million, impairments for certain assets of $4.4 million, primarily comprised of costs of BTG's abandoned accounting system, impairments for investments of approximately $1.1 million, an accrual for loss contracts of $1.2 million, acquisition costs of $0.6 million and other costs of $1.8 million.  Revenues in 2001 for Datron were impacted unfavorably by the events that occurred on September 11, 2001, which negatively impacted demand for Datron's antenna products for airborne applications, as well as by reduced demand for certain of their products, resulting in reduced revenues of approximately $12 million.

    The revenues of ACS were impacted in 2000 by a contract termination that occurred in late 1999, prior to Titan's acquisition, which resulted in reduced revenues of approximately $31.6 million.  AverStar's revenues in 2000 were impacted by the wind-down of its Year 2000 business in early 2000, which resulted in reduced revenues of approximately $25.7 million.

    Included in the 2000 results from continuing operations are merger related expenses of $20.5 million, a $10 million valuation allowance for certain unbilled receivables, and $8.3 million related to the acquisitions of ACS and AverStar, respectively.  In addition, net income (loss) reflects an extraordinary loss, net of taxes, of $3.4 million and $1.3 million related to the early debt extinguishment of Titan and AverStar's credit facilities, respectively.  AverStar's net loss reflects a loss from discontinued operations of $1.5 million.  Included in ACS' 1999 operating results is a write-off of $3.9 million of capitalized software costs and a $1.8 million write-off of an uncollected receivable.  Interest expense for Titan combined with ACS and AverStar is reflected in the Titan operating results from the date of acquisition.

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

Note 3.  Acquisition and Integration Related Charges and Other

    Acquisition and integration related charges and other for the years ended 2001, 2000 and 1999 are described in more detail below (amounts in millions):

	December 31,

	2001	2000	1999

Employee termination costs	$6.4	$7.6	$3.1
Elimination of duplicate facilities and assets	4.4	4.1	3.4
Acquisition related transaction costs	—	11.6	—
Other costs	2.0	—	—
Non-cash asset impairments	14.6	5.5	2.1
Pre-acquisition contingencies	3.0	—	4.5

	$30.4	$28.8	$13.1

    At December 31, 2001, a total of $1.3 million of liabilities remained on the consolidated balance sheet in Other Accrued Liabilities, related primarily to restructuring activities initiated in 2000 and 2001.  We anticipate that the remaining liabilities will be paid in 2002.

Fiscal 2001 Charges

    Acquisition and integration related charges and other of $30.4 million in 2001 included $2.5 million for employee termination costs and restructuring costs in Titan Wireless, $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in Titan Systems, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan Systems.

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

    Included in Cayenta's headquarters office operating results is a charge for $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Fiscal 2000 Charges

    Acquisition related charges of $28.8  million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investment banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million provided in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.  Unpaid amounts at December 31, 2000 of $3.8 million representing primarily costs for excess facilities and personnel costs were paid by December 31, 2001.

    Included in acquisition related charges in 2000 is $8.3 million related to the merger with AverStar.  These costs consisted of approximately $2.5 million of direct transaction costs, approximately $5.5 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million.

Fiscal 1999 Charges

    During the year ended December 31, 1999, the Company recorded acquisition and related charges of $13.1 million, which include approximately $4.5 million of legal costs and approximately $8.6 million of integration and restructuring expenses, including $2.1 million related to the wind-down of our Year 2000 business, consisting primarily of employee termination costs and lease termination costs, a $2.1 million write-off of intangible costs to estimated realizable value, approximately $1.0 million for severance, outplacement and relocation costs related to approximately 31 employees across the Company, and $3.4 million related to the closure and elimination of leased facilities, primarily duplicate field offices.  These charges were all cash charges, with the exception of the write-off of intangible costs.  Unpaid amounts of $5.9 million representing primarily excess facilities and personnel costs were paid by December 31, 2000.

Gain on sale of IPivot

    On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan.  The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments.  In addition, approximately $3 million was received in October 2000 as final consideration, and net of expenses, resulting in a net gain of approximately $2.1 million.  A gain of $41.8 million and $2.1 million is reflected in the gain on sale of Titan’s interest in IPivot for the years ended December 31, 1999 and 2000, respectively.

Note 4.  Discontinued Operations

2002 Discontinued Operations

    On March 1, 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    Revenues and net loss generated by Cayenta’s discontinued operations and AverCom for the year ended December 31, 2001 were $47.6 million and $18.3 million, respectively.

    Included in Cayenta’s net loss for the year ended December 31, 2001 are charges of $5.0 million related to the restructuring of Cayenta (which was included in our Software Systems segment), consisting primarily of a write-off of $1.3 million of capitalized software designed for B2B exchanges, a write-off of $2.0 million of accounts receivable and employee termination and lease termination costs of approximately $1.7 million.

    Employee termination costs of $0.8 million were recorded during the year ended December 31, 2001 related to a reduction in workforce in AverCom resulting from the same economic conditions which impacted demand for corporate information technology services at Cayenta.

2001 Discontinued Operations

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan shareholders within the next 12 months from that date.  The plan involves filing a letter ruling request with the IRS seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002 and intends to execute the spin off in the third quarter of 2002.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.  At the time Titan adopted its plan to spin off SureBeam, in accordance with APB No. 30, the Company estimated that there would be an estimated loss of $35.4 million through the estimated disposal date, primarily comprised of estimated operating losses to be incurred by SureBeam from the date the plan was adopted through the estimated disposal date as well as estimated spin off costs.  As of December 31, 2001, the remaining accrual for estimated losses was $17.0 million, which is included in current liabilities of discontinued operations.  Management will review this estimate on a periodic basis and revise estimates when determined necessary, and reflect the effect of those revisions in the consolidated financial statements.

    Revenues and net loss generated by SureBeam for the year ended December 31, 2001 were $24.2 million and $76.1 million, respectively.  Revenues and net income generated by SureBeam for the year ended December 31, 2000 were $25.2 million and $0.4 million, respectively.  Included in SureBeam’s net losses is interest expense of $7.0 million and $3.8 million for the years ended December 31, 2001 and 2000, respectively, related to the promissory note SureBeam had payable to us.

2000 Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses.  In 1998 and 1997, the Company's Board of Directors adopted a plan to wind down the Company's access control systems business and broadband communications business, respectively.  Accordingly, the results of these businesses have been accounted for as discontinued operations.  In addition, the accompanying consolidated financial statements reflect operations discontinued by certain of the companies acquired by Titan during 1998 and 2000.  All periods presented reflect these specific operations as discontinued operations.  Net current liabilities of discontinued operations related to these businesses of approximately $8.0 million at December 31, 2001 consist primarily of accrued liabilities of approximately $2.5 million and current assets (primarily deferred losses) of approximately $1.7 million.  In accordance with EITF 85-36, "Discontinued Operations with expected Gain and Interim Operating Losses", all operating losses incurred in the commercial information assurance and network monitoring businesses from the measurement date are being deferred until the date of disposal.  The liabilities consist of accruals for contract losses, estimated wind-down costs and costs related to the closure and elimination of certain leased facilities.  Charges of approximately $1.6 million were made against the accrued liabilities in 2001.  The liabilities were increased by a $5.6 million charge in 1999 based on management's review of estimated future wind-down costs.  Management continues to assess the estimated wind-down and and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.  As of December 31, 2001, management believes that the current accrual for estimated wind-down costs is adequate.

    Following is a table of all related balance sheet categories for each discontinued operation as of December 31, 2001:

	SureBeam	Cayenta	All Other	Total

Current assets	$44,940	$21,209	$1,692	$67,841
Long-term assets	65,704	49,902	—	115,606
Current liabilities	33,470	8,952	—	42,422
Non-current liabilities	7,608	562	—	8,170

Note 5.  Other Financial Data

    Following are details concerning certain balance sheet accounts:

	At December 31,

	2001	2000

Accounts Receivable:
U.S. Government — billed	$263,826	$205,598
U.S. Government — unbilled	45,720	31,818
Trade	73,091	24,807
Less allowance for doubtful accounts	(7,909)	(3,719)

	$374,728	$258,504

Inventories:
Materials	$15,720	$7,120
Work-in-process	9,466	8,651
Finished goods	3,926	3,922

	$29,112	$19,693

Property and Equipment:
Machinery and equipment	$122,014	$105,974
Furniture and fixtures	29,494	21,257
Land, buildings and leasehold improvements	38,776	22,749
Construction in progress	20,009	10,259

	210,293	160,239
Less accumulated depreciation and amortization	(111,178)	(84,757)

	$99,115	$75,482

    Supplemental disclosures of cash flow information:

	2001	2000	1999

Noncash investing and financing activities:
Stock issued for acquisitions	$144,764	$—	$—
Gain related to issuance of stock in subsidiary	52,025	2,825	—
Income tax benefit from employee stock transactions	5,157	1,479	892
Shares contributed to employee benefit plans	4,941	2,364	3,594
Extraordinary loss on early extinguishments of debt	—	4,744	—
Issuance of stock for equity interest	—	900	—
Conversion of subordinated debt	—	—	26,270
Stock used for option exercise	292	—	—
Equity issued in exchange for services	—	2,000	—
Cash paid for interest	$38,024	$34,775	$18,281
Cash paid for taxes	3,612	11,942	6,119

    The Company’s investments in non-marketable securities as of December 31, 2001, are primarily $50.0 million in Ivoire Telecom and $6.8 million in e-tenna.  All other investments in non-marketable securities totaled $3.1 million at December 31, 2001.

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

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within it Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

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

    In the fourth quarter of 2000, the Company formed a new business unit, Titan Scan Technologies within its Titan Technologies segment.  The new business unit encompasses all of Titan's medical product sterilization operations, which were previously a part of SureBeam, which prior to the initial public offering of SureBeam, were reported as part of the results of operations of the SureBeam segment.  As a result, all prior period data have been restated to reflect this change in Titan's segment reporting.

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

    The Titan Technologies segment includes several businesses which apply the Company's proprietary knowledge and core competencies to create commercial technology applications or individual businesses, including the Company's investment in an antenna business, e-tenna, its wireless networking chip business, LinCom Wireless, the Cayenta revenue cycle management business for municipalities and utilities that previously was reported in the Cayenta (Software Systems) segment, and its medical products sterilization systems and services business, Titan Scan Technologies.

    Substantially all of the Company's operations are located in the United States.  Export and foreign revenues amounted to approximately $73.5 million, $65.6 million and $33.3 million in 2001, 2000 and 1999, respectively, primarily to countries in Africa, Asia, Europe and South America.  Substantially all international sales are denominated in U.S. dollars.

    The following tables summarize industry segment data for 2001, 2000 and 1999.

	2001	2000	1999

Revenues:
Titan Systems	$940,338	$826,110	$715,351
Titan Wireless	92,748	81,450	27,325
Titan Technologies	51,321	33,653	25,972

	$1,084,407	$941,213	$768,648

    Sales to the United States Government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $905.9 million in 2001, $763.6 million in 2000 and $677.5 million in 1999.  Inter-segment sales were not significant in any year.

	2001	2000	1999

Operating Profit (Loss):
Titan Systems	$67,602	$35,749	$49,954
Titan Wireless	5,219	11,644	5,063
Titan Technologies	3,211	1,790	43,986
Cayenta headquarters costs	(24,701)	(11,097)	(794)
Corporate	(18,954)	(18,968)	(14,417)

	$32,377	$19,118	$83,792

    Operating results for the Titan Systems and Titan Wireless segments for the year ended December 31, 2001 include acquisition and integration related charges and other of $12.4 million and $2.5 million, respectively.  Operating results for the Titan Systems segment for the year ended December 31, 2000, include acquisition and other charges of $28.8 million and a valuation allowance for accounts receivable balances of $10.0 million.  Operating profit in 2000 for the Titan Technologies segment includes the final $2.1 million gain from the IPivot stock sale as discussed in Note 3, net of expenses.

    Operating profit for the Titan Systems segment for the year ended December 31, 1999, included acquisition and other charges of $5.5 million.  In addition, 1999 operating results in the Titan Systems segment included a $3.9 million charge related to previously capitalized software development costs as well as a $1.8 million charge for an uncollected receivable, both resulting from ACS transactions prior to Titan's acquisition of ACS in 2000.  Operating profit for Titan Technologies for the year ended December 31, 1999, includes the $41.8 million gain on IPivot stock sale as discussed in Note 3, net of acquisition related charges and other of $2.3 million related to other business in the Titan Technologies segment.

    Corporate includes corporate general and administrative expenses, certain corporate, integration, legal and restructuring charges ($5.3 million in 1999), and gains or losses from the sale of businesses.  In 2000, Corporate includes $2.7 million of transaction costs related to the filing of a registration statement with the Securities and Exchange Commission for the initial public offering of Cayenta, which was subsequently withdrawn by the Company in February 2001.  Corporate general and administrative expenses are generally recoverable from contract revenues by allocation to operations.

    Cayenta headquarters costs include sales, general and administrative costs incurred to operate the Cayenta corporate headquarters and network operations center.  As this office has been eliminated as of March 1, 2002 when certain of the components of Cayenta were discontinued, and these costs were incurred to operate the previous integrated operations of Cayenta, of which certain operations have been discontinued, and the continuing operations are now reported in Titan Systems and Titan Technologies segments, these costs have been separately disclosed above.  Approximately $15.5 million of the operating results for 2001 are related to acquisition and integration related charges.

	As of December 31,

	2001	2000

Identifiable Assets:
Titan Systems	$839,326	$538,630
Titan Wireless	233,017	128,579
Titan Technologies	66,714	49,217
Discontinued Operations, net	183,447	138,766
Cayenta headquarters	4,072	17,603
General corporate assets	133,826	91,276

	$1,460,402	$964,071

    General corporate assets are principally cash and cash equivalents, accounts receivable, prepaid expenses, property and equipment, deferred income taxes and other assets.

	2001	2000	1999
Depreciation and Amortization of Property and Equipment, Goodwill, and Other Assets:
Titan Systems	$18,987	$18,140	$17,021
Titan Wireless	4,240	1,540	607
Titan Technologies	5,664	5,372	830
Cayentaheadquarters	720	954	41
Corporate	1,060	737	1,129

	$30,671	$26,743	$19,628

Capital Expenditures:
Titan Systems	$11,140	$10,398	$8,263
Titan Wireless	8,839	14,263	3,839
Titan Technologies	2,690	5,686	125
Cayentaheadquarters	455	9,737	542
Corporate	1,295	1,672	832

	$24,419	$41,756	$13,601

Note 7.  Income Taxes

    The components of the income tax provision (benefit) from continuing operations are as follows:

	2001	2000	1999

Current:
Federal	$(2,732)	$368	$20,736
Foreign	1,415	—	—
State	1,944	1,654	4,663

	627	2,022	25,399
Deferred	3,125	(6,940)	(86)

	$3,752	$(4,918)	$25,313

    Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

	2001	2000	1999

Expected Federal tax provision on continuing operations	$(848)	$(4,400)	$23,260
State income taxes, net of Federal income tax benefit	1,469	(173)	3,987
Goodwill amortization	1,347	2,890	320
Change in valuation allowance	—	(8,100)	—
Acquisition charges and other	740	3,829	(669)
Utilization of NOL not realized in prior periods	—	—	(2,000)
Foreign losses not benefited	731	642	—
Foreign tax rate differential	120	—	—
Meals and entertainment	191	398	—
Other	2	(4)	415

Actual tax provision (benefit) on continuing operations	$3,752	$(4,918)	$25,313

    The net deferred tax asset as of December 31, 2001 and 2000, results from the following temporary differences:

	2001	2000

Loss carryforward	$11,276	$8,016
Employee benefits	21,595	11,713
Purchased other intangibles	(5,638)	—
Tax credit carryforwards	1,075	1,075
Inventory, contract loss and other reserves	21,300	14,635
Accounts and unbilled receivables	(5,255)	(9,558)
Accrued liabilities	5,366	824
Depreciation and amortization	(6,857)	(1,552)
Other	14	796

	42,876	25,949
Valuation allowance	(3,100)	(3,100)

Deferred tax asset, net	$39,776	$22,849

    Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards.  Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are changed.  Also, under Federal tax law, certain potential changes in ownership of the Company may limit annual future utilization of these carryforwards.  As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized as well as for certain preacquisition net operating losses which may not be utilized due to annual limitations.  Other accrued liabilities at December 31, 2001 include a deferred tax liability of $2.1 million.  Other non-current liabilities at December 31, 2001 and 2000 include a deferred tax liability of $12.1 million and $1.9 million, respectively.

Note 8.  Debt (See also Note 15)

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

    On February 23, 2000, the Company entered into a credit agreement for $275 million of financing from a syndicate of commercial banks including Credit Suisse First Boston acting as Lead Arranger and Administrative Agent, First Union Securities, Inc. acting as Co-Arranger and Syndication Agent and the Bank of Nova Scotia serving as Documentation Agent.  The credit facility also allowed the Company to increase total availability by an additional $100 million, if needed, for an aggregate of $375 million.  The credit facility was subsequently amended on June 1, 2000 to provide for an increase in total availability for an additional $50 million, for an aggregate total of $425 million.  The proceeds of the loan were used in part to refinance outstanding indebtedness on the Company's $190 million credit facility arranged by Bank of Nova Scotia in June 1999.  The senior credit facility is secured by substantially all of our and our subsidiaries' assets (other than the assets of SureBeam and our foreign operations) and guaranteed by substantially all of our subsidiaries.  The $425 million facility is comprised of a six-year senior secured multi-draw term loan facility in an aggregate principal amount of up to $75 million, two seven-year senior secured term loan facilities in an aggregate principal amount of $250 million, and a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100 million.  Loans made under the multi-draw term loan facility mature on the sixth anniversary of the closing date of the credit facility, and amortize beginning in the credit facility's second year, which began with the quarter ended June 30, 2001 and ends with the quarter ending March 31, 2002, as follows:  2.5% quarterly in the third and fourth quarters of year two of the credit facility, 3.75% quarterly in year three of the credit facility, 5% quarterly in year four of the credit facility, 6.25% quarterly in year five of the credit facility, 7.5% quarterly in the first and second quarters of year six of the credit facility and 10% in the third quarter of year six of the credit facility and on the sixth anniversary of the closing date of the credit facility.  Loans made under the term loan facilities mature on the seventh anniversary of the closing date of the credit facility, and began amortizing in the credit facility's first year, which began with the quarter ended June 30, 2000 and ended with the quarter ended March 31, 2001, with the following amortization schedule:  0.25% quarterly for years one through six of the credit facility and 23.5% quarterly for the first three quarters of year seven of the credit facility and on the seventh anniversary of the closing date of the credit facility.  Under each of the term loan facilities and the revolving facility, the Company has the option to borrow at the bank's base rate or at adjusted LIBOR plus, in each case, an applicable ratio based on the ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, which were comprised of the following at December 31, 2001:  a maximum debt to EBITDA limit of 3.50 to 1, a minimum interest coverage ratio of 3.75 to 1, a minimum fixed charge coverage ratio of 1.0 to 1 and a minimum net worth of $256.8 million.  At December 31, 2001, the Company was in compliance with all financial covenants.

    At December 31, 2001, deferred financing costs included in Other Assets related primarily to this facility were approximately $9.1 million and are being amortized over the term of the agreement.  Upon consummation of the agreement in February 2000, the Company expensed the deferred financing costs related to the previous agreement as an extraordinary item in the first quarter of 2000.

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

    On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, the OPT, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger.  This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000, and were scheduled to end on December 31, 2003.  The Africa Merchant Bank and Titan Africa have collectively agreed to extend the principal payments until service revenues reach certain levels, which is anticipated in mid to late 2002.  Approximately $42.5 million was drawn on this facility at December 31, 2001.

    At December 31, 2001, Titan had other secured and unsecured debt outstanding under various agreements totaling $1.4 million short-term and $5.6 million long-term, with interest rates ranging from 6.8% to 9.3%.  These agreements mature by 2015.

    Details of long-term debt are as follows:

	December 31,

	2001	2000

Senior credit facility	$330,000	$263,125
Non-recourse equipment financing	42,456	36,680
Note payable to bank, interest at 9.30%, due February 2006, secured by a First Deed of Trust on an office building	457	539
Note payable to Urban Business Development Corporation, interest at 8.58%, due January 2015, guaranteed by the Small Business Administration and secured by a Second Deed of Trust on an office building	644	638
Note payable, interest at 6.76%, paid in 2002	3,008	—
Acquisition related notes payable of acquired companies, interest at 8.5%, due March 2005	2,626	—
Promissory note, secured by equipment, interest at 8.5%, due April 2002	152	896
All other long-term debt	138	503

	379,481	302,381
Less: Current portion	(14,226)	(3,491)

	$356,255	$298,890

Titan Debt Maturities

    Maturities of long-term debt, excluding non-recourse debt, are as follows:

2002	$14,226
2003	17,510
2004	21,276
2005	280,728
2006	540
Thereafter	2,745

$337,025

Note 9.  Commitments and Contingencies

    The Company leases certain buildings and equipment under non-cancelable operating lease agreements.  These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets.  Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases.  Rental expense under these leases was $26.8 million in 2001, $21.7 million in 2000 and $18.5 million in 1999.  Through August 1999, the Company was obligated under a long-term lease agreement for facilities which are owned by an entity in which Titan had a minority ownership interest.  In February 2000, Cayenta entered into a new long-term lease agreement with this entity which requires future minimum lease payments of approximately $6.6 million over 7 years.  There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years.  The Company is a guarantor on the lease.  Rental expense in 2001, 2000 and 1999 includes $0.8 million, $0.8 million and $0.6 million, respectively, paid related to this space.  Also included in rent expense is $280 for 1999 incurred by ACS on a lease for office space with a related party which includes the principal stockholders of ACS.   In 1999, this facility was sold to a non-affiliated third party from whom ACS currently leases the office space.

    Future minimum lease payments under noncancellable operating leases at December 31, 2001, are as follows:

2002	$36,161
2003	28,073
2004	20,523
2005	17,820
2006	15,844
Thereafter	38,830

Total minimum lease payments	$157,251

    Obligations under capital leases were $1.3 million, $0.3 million short-term included in Other accrued liabilities and $1.0 million long-term included in Other non-current liabilities in the consolidated balance sheet at December 31, 2001.

    In the ordinary course of business, Titan will guarantee the obligations (primarily lease commitments) entered into by its consolidated subsidiaries.  Specifically, Titan has guaranteed certain facility leases for SureBeam, aggregating approximately $15.1 million for lease terms through 2020.

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

Note 10.  Cumulative Convertible Preferred Stock

    Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3vote, annual dividends of $1 per share and is convertible at any time into 2/3share of the Company's common stock (subject to customary anti-dilution adjustments).  Common stock of 459,785 shares has been reserved for this purpose.  The $1.00 cumulative convertible preferred stock is redeemable at the Company's option at a redemption price of $20 per share, plus cumulative dividends in arrears.   Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

Note 11.  Common Stock

    At December 31, 2001, approximately 20,080,100 common shares were reserved for future issuance for conversion of preferred stock and securities, employee benefit and stock incentive plans and acquisition-related obligations.

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

    Under the employee plans, an option's maximum term is ten years.  Under the 1996 Directors' Plan, options expire 90 days after the option holder ceases to be a director.  Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees.  Employee options may be granted throughout the year; directors' options are granted annually.  Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exercisable at the completion of one year, and monthly vesting thereafter.  For option grants prior to the 2000 Plan, vesting is monthly over 4 years.  Options in the Stock Option Plans of 1994 and 1997 and the 1996 Directors' Plan vest in 25% increments beginning one year after the grant date.  Stock options assumed by the Company as a result of the mergers discussed in Note 2 generally retain the terms under which they were granted.

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

    Each of Titan Systems, SureBeam and Titan Wireless is a subsidiary of Titan and has its own key employee stock option plan.  LinCom Wireless, AverCom (discontinued) and Scan Technologies, subsidiaries of Titan in the Titan Technologies  segment, also have key employee stock option plans.  As of December 31, 2001, Titan Systems and Titan Wireless each had approximately 20% of its fully diluted common stock that had been reserved for issuance under its plan, and SureBeam had approximately 11.7% of their fully diluted common stock that had been reserved for issuance under its respective plans.  As of December 31, 2001, LinCom Wireless, AverCom and Scan Technologies had approximately 17%, 14% and 14%, respectively, of their fully diluted common stock that had been reserved for issuance under their plans.

    At December 31, 2001, Titan Systems and Titan Wireless had options outstanding of approximately 5,564,225 and 780,250, respectively.  LinCom Wireless, AverCom and Scan Technologies had options outstanding of approximately 1,442,250, 1,192,500 and 634,000, respectively, at December 31, 2001.  SureBeam had options outstanding of approximately 6,335,200 at December 31, 2001.

    During 1999, SureBeam granted 3,237,578 options to purchase shares of its Class A common stock with a weighted average exercise price of $0.1438 per share.  These option grants resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price.  The deferred compensation is amortized over the vesting period of the underlying options which is four years.  Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999.  During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million.  SureBeam also recorded $78.6 million as deferred compensation at the time its recently completed initial public offering closed.  This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time the initial public offering closed, with the balance being recognized over the remaining four-year vesting period of the options.  The amortization of deferred compensation expense is reflected in the loss from discontinued operations in all years.

    Under its variable stock option plan, Cayenta (discontinued) has granted options to certain employees who have agreed to resell shares purchased with those options to Cayenta.  Cayenta recorded a deferred compensation charge related to these option grants of approximately $0.6 million in the year ended December 31, 2000.  Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant.  Cayenta has recognized deferred compensation relating to these grants of approximately $1.2 million and is amortizing this deferred charge to expense over the four-year vesting period of these options.

Note 13.  Benefit Plans

    The Company has various defined contribution benefit plans covering certain employees.  The Company's contributions to these plans were $13.4 million, $10.8 million and $9.8 million in 2001, 2000 and 1999, respectively.  The Company's combined discretionary contributions to employee stock ownership plans, including those of acquired companies, were $1.0 million in 1999.  No contribution was made in 2000 or 2001.  Discretionary contributions to a profit sharing plan covering certain employees were $0.2 million in 1999.

    The Company has a non-qualified executive deferred compensation plan for certain officers and key employees.  The Company's expense for this plan, including interest, was $0.8 million, $0.6 million and $1.0 million in 2001, 2000 and 1999, respectively.  Interest expense for the years ended December 31, 2001, 2000 and 1999 includes $0.5 million, $0.3 million and $0.8 million, respectively, related to the plan.  Included in other non-current liabilities is $6.2 million and $5.7 million related to this plan at December 31, 2001 and 2000, respectively.  Cash surrender value of the life insurance related to this plan was $7.3 million and $9.8 million included in Other Assets at December 31, 2001 and 2000, respectively.  The Company also has performance bonus plans for certain of its employees.  Related expense amounted to approximately $11.6 million, $11.1 million and $6.2 million in 2001, 2000 and 1999, respectively.

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

    In September 2001, Titan purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets, for the following consideration: 1) a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1 million each payable on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.  The company has obtained approval from its senior lenders under its new credit facility entered into in May 2002 to extend an aggregate $50 million credit facility.  In addition, Titan and SureBeam are currently negotiating revisions to the currently in place tax sharing agreements and corporate services agreement as well as sublease arrangements with respect to three SureBeam service centers and a reimbursement agreement with respect to guarantees of SureBeam obligations provided by Titan.  Titan and SureBeam have entered into an exclusive contract for the purchase and sale of electronic beam accelerators through December 31, 2003 and related integration services through December 31, 2002 unless SureBeam does not offer competitive pricing.

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

    Titan has guaranteed certain facility leases for SureBeam, aggregating approximately $15.1 million for lease terms through 2020.

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

    On February 22, 2002, Titan completed the acquisition of International Systems, LLC, which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  The purchase price was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration may be paid based on the receipt of certain potential future contract awards and the achievement of defined earnings levels on certain contracts, which consideration may be satisfied with cash or Titan common stock.  The operations of International Systems will reported in our Titan Systems segment.  The transaction was accounted for as a purchase, and goodwill of $2.4 million was recorded.

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

    On March 1, 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and internet services to further Titan’s goal of building a global telecommunications network.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.1 million, based on $19.37 per Titan share, the closing price as of March 14, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations are reported in our Titan Wireless segment from March 22, 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $28.9 million over the estimated fair market value of the net liabilities acquired of approximately $18.9 million was approximately $47.8 million.  In April 2002, the Company had an independent valuation by completed by KCI to assist management in its purchase price allocation of the GlobalNet acquisition.  The independent valuation supported the Company’s allocation in which the determination was made to allocate $47.8 million to goodwill and $0 to intangible assets.

    On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,919,500 shares of common stock for all the common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for consideration became fixed.  Jaycor's operations are reported in our Titan Systems segment from March 22, 2002.  The excess of the purchase price of $99.6 million over the estimated fair market value of the net assets acquired of approximately $56.8 million was approximately $42.8 million.  The transaction was accounted for as a purchase.  In April 2002, the Company had an independent valuation completed by KCI to assist management in its purchase price allocation of the Jaycor acquisition.  The independent valuation supported the Company’s allocation of $38.9 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which will be amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.   The transaction value could be adjusted upwards upon final resolution of the Jaycor working capital audit and Titan may be required to issue additional shares.

    Following is unaudited condensed balance sheet information for GlobalNet and Jaycor at the date of their respective acquisition (amounts in millions):

	GlobalNet	Jaycor

Cash	$0.1	$35.6
Accounts receivable	4.8	16.6
Other current assets	0.6	12.5
Property, plant and equipment	9.5	3.9
Non-current assets	1.2	1.1

Total assets	16.2	69.7
Accounts payable	4.8	8.9
Current liabilities	20.5	3.7
Non-current liabilities	9.8	0.3

Total liabilities	35.1	12.9

Net assets (liabilities)	$(18.9)	$56.8

    In May 2002, Titan received a favorable ruling request from the IRS for the tax free distribution of SureBeam.

    On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The new credit facility replaces the Company’s existing $425 million credit facility and is comprised of a $135 million revolving credit facility and a $350 million term loan, which mature in six and seven years, respectively.  No funds were drawn initially on the revolver, which will be available to the Company for general corporate needs, including strategic acquisitions.  Additionally, the new facility excludes Titan’s ownership of SureBeam stock as collateral, enabling Titan to spin-off SureBeam in accordance with Titan’s plans to do so.

     Loans made under the term loan facility would mature on the seventh anniversary of the closing date of the new credit facility, and amortize as follows: 1.0% per year in years one through six of the credit facility and 94% in year seven of the credit facility.  Under each of the term loan facility and the revolving facility, we would have the option to borrow at the bank’s base rate or at adjusted LIBOR plus, in each case, an applicable margin based upon our ratio of our total debt to EBITDA (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants that set maximum debt to EBITDA limits and require us to maintain minimum interest and fixed charge coverages and levels of net worth.  The new agreement contains financial covenants, which are comprised of the following at March 31, 2002, on a pro forma basis for the new bank facility:  a maximum debt to EBITDA limit of 3.1 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed coverage ratio of 1.2 to 1 and a minimum net worth of $475 million.  As of March 31, 2002, on a pro forma basis, taking into effect the new bank facility, Titan was in compliance with all financial covenants.

Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

    SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However,if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

    In connection with adopting this standard as of January 1, 2002, during the first quarter the Company’s independent valuation consultant, KCI completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, KCI has substantially completed step two of the test. Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, or $0.57 basic earnings per share and $0.55 diluted earnings per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to a discounted cash flow method and comparative market analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was reported in our Titan Technologies segment (previously our Emerging Technologies and Businesses segment), both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  Approximately $34.0 million of this charge, net of tax, pertained to businesses that were discontinued by the Company on March 1, 2002.

    The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the recorded amortization of goodwill and other purchased intangibles. The impact on net income (loss), and basic and diluted net earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:

	Years Ended December 31,

	2001	2000	1999

Income (loss) from continuing operations before extraordinary item	$(1,520)	$(5,457)	$41,144
Add Back Amortization of Goodwill, net of tax	38,215	8,743	4,950

Adjusted income (loss) from continuing operations before extraordinary item	36,695	3,286	46,094

Loss from discontinued operations, net of tax benefit	(97,094)	(8,527)	(3,387)
Add Back Amortization of Goodwill, net of tax	11,549	13,972	352

Adjusted income (loss) from discontinued operations	(85,545)	5,445	(3,035)

Extraordinary loss from early extinguishments of debt, net of taxes	—	(4,744)	—

Net income (loss)	(48,850)	3,987	43,059
Dividend requirements on preferred stock	(690)	(692)	(695)

Net income (loss) applicable to common stock	$(49,540)	$3,295	$42,364

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item	$(0.09)	$(0.16)	$0.86
Add back amortization of goodwill, net of tax	0.65	0.17	0.10

Adjusted income from continuing ops before extraordinary item	$0.56	$0.01	$0.96

Loss from discontinued operations, net of tax benefit	$(1.67)	$(0.18)	$(0.07)
Add back amortization of goodwill, net of tax	0.20	0.27	0.01

Adjusted income (loss) from discontinued ops	$(1.47)	$0.09	$(0.06)

Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(0.91)	$(0.01)	$0.90

Weighted average shares	58,793	52,717	47,094

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item	$(0.09)	$(0.16)	$0.76
Add back amortization of goodwill, net of tax	0.65	0.17	0.09

Adjusted income (loss) from continuing ops before extraordinary item	$0.56	$0.01	$0.85

Loss from discontinued operations, net of tax benefit	$(1.67)	$(0.19)	$(0.06)
Add back amortization of goodwill, net of tax	0.20	0.27	0.01

Adjusted loss from discontinued ops	$(1.47)	$0.08	$(0.05)

Extraordinary loss from early extinguishments of debt, net of taxes	—	(0.09)	—

Net income (loss)	$(0.91)	$(0.00)	$0.80

Weighted average shares	58,793	52,717	54,136

Note 16.  Unaudited Quarterly Financial Data (in thousands, except per share data)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$239,312	$257,664	$263,478	$323,953	$1,084,407
Gross profit	59,629	60,651	64,209	80,329	264,818
Income (loss) from continuing operations	(14,706)	2,621	3,519	7,046	(1,520)

Net income (loss)	(59,870)	(7,805)	(38,791)	7,852	(98,614)
Basic earnings per share:
Income (loss) from continuing operations	$(.34)	$.04	$.05	$.10	$(.09)
Net income (loss)	(1.29)	(.16)	(.63)	.12	(1.76)

Diluted earnings per share:
Income (loss) from continuing operations	(.34)	.04	.05	.10	(.09)
Net income (loss)	(1.29)	(.16)	(.61)	.12	(1.76)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$202,313	$229,724	$250,680	$258,496	$941,213
Gross profit	45,479	52,095	60,696	74,824	233,094
Income (loss) from continuing operations before extraordinary loss	(6,625)	(9,573)	18,787	16,529	19,118
Net income (loss)	(15,236)	(12,485)	5,691	3,302	(18,728)

Basic earnings per share:
Income (loss) from continuing operations before extraordinary loss	$(.15)	$(.20)	$.11	$.08	$(.16)
Net income (loss)	(.32)	(.24)	.09	.04	(.43)

Diluted earnings per share:
Income (loss) from continuing operations before extraordinary loss	(.15)	(.20)	.10	.08	(.16)
Net income (loss)	(.32)	(.24)	.09	.04	(.44)

    The above financial information for each quarter reflects all normal and recurring adjustments.

    Income from continuing operations and net loss for 2001 include acquisition and integration related charges and other of $30.4 million.  Net loss for 2001 includes a loss from discontinued operations of $97.1 million.  The loss from continuing operations includes all costs previously related to the Cayenta headquarters and network operations center, which supported sales, marketing, administrative and operational functions of all previously integrated Cayenta operations.  The headquarters and network operations center were eliminated on March 1, 2002 when certain of the components of Cayenta were discontinued.  Certain of these costs were previously included in the loss from discontinued operation for the interim period for the first quarter of 2001, as filed in  the  Company’s  Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.  These headquarters and network operations costs of approximately $17.1 million, which includes an impairment charge of $14.9 million for certain assets of the network operations center and corporate headquarters of Cayenta, have now been reclassified to continuing operations in the presentation above.

    Loss from continuing operations and net loss for 2000 include acquisition related charges of $28.8 million and a gain on sale of $2.1 million.  Net loss for 2000 includes a loss from discontinued operations of $8.5 million.

PARTIII

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    The information required by Item 9 with respect to changes in accountants is incorporated here in by this reference to such information filed under Form 8-K dated April 15, 2002.  The Company changed its public accountants from Arthur Andersen LLP to KPMG LLP for the fiscal year 2002.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page 51.

(b)	During the three months ended December 31, 2001, the Registrant filed the following:

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

(4)

Current Report on Form 8-K dated April 15, 2002, filed to report the Company’s change in public accountants from Arthur Andersen LLP to KPMG LLP to serve as the Company’s public accountants for the fiscal Year 2002.  The filing contained a copy of Arthur Andersen’s letter, dated April 15, 2002, stating its agreement with such statements.

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

*

3.2	Registrant's By-laws, as amended, which was filed with the Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, as Exhibit 6(a)(3) is incorporated herein by this reference.	*

3.3	Registrant's By-laws, which was Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*

3.4	Amendments to Bylaws of Registrant, dated March 22, 2000 and August 16, 2000, which was Exhibit 3.4 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*

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

*

10.50

Amended and Restated Senior Secured Credit Agreement, dated as of February 13, 2002, among The Titan Corporation, as the Borrower, various financial institutions as the Lenders, Credit Suisse First Boston, as Lead Arranger and Administrative Agent for the Lenders, First Union Securities, Inc., as Co-Arranger and as Syndication Agent and The Bank of Nova Scotia as Documentation Agent, which was Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

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

*

10.54

The Titan Corporation Deferred Compensation Plan, Master Plan Document effective January 1, 2002, which was Exhibit 10.54 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.55

Contract for Purchase and Sale of Equipment and services made and entered into as of February 11, 2002, by and between The Titan Corporation and SureBeam Corporation, which was Exhibit 10.55 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.56

Letter Agreement dated March 29, 2002, between The Titan Corporation and SureBeam Corporation, which was Exhibit 10.56 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.57

Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank – California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 2002, is incorporated herein by this reference.

*

13

The Titan Corporation 2001 Annual Report to Shareholders, which was Exhibit 13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference.

*

21	Subsidiaries of Registrant as of March 26, 2002, which was Exhibit 21 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*

23	Consent of Arthur Andersen LLP, Independent Public Accountants.

99	Letter to United States Securities and Exchange Commission.

*          Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
June 07, 2002	By:	/s/ GENE W. RAY

Gene W. Ray, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY	Chief Executive Officer and Chairman of the Board	June 07, 2002

Gene W. Ray

/s/ ERIC M. DEMARCO	President and Chief Operating Officer	June 07, 2002

Eric M. DeMarco

/s/ MARK W. SOPP	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 07, 2002

Mark W. Sopp

/s/ DEANNA J. HOM	Vice President, Corporate Controller (Principal Accounting Officer)	June 07, 2002

Deanna J. Hom

/s/ MICHAEL B. ALEXANDER	Director	June 07, 2002

Michael B. Alexander

/s/ EDWARD H. BERSOFF, Ph.D.	Director	June 07, 2002

Edward H. Bersoff, Ph.D.

/s/ JOSEPH F. CALIGIURI	Director	June 07, 2002

Joseph F. Caligiuri

/s/ PETER A. COHEN	Director	June 07, 2002

Peter A. Cohen

/s/ DANIEL J. FINK	Director	June 07, 2002

Daniel J. Fink

Director

Susan Golding

/s/ ROBERT M. HANISEE	Director	June 07, 2002

Robert M. Hanisee

/s/ ROBERT E. LA BLANC	Director	June 07, 2002

Robert E. La Blanc

/s/ JAMES ROTH	Director	June 07, 2002

James Roth

/s/ JOSEPH R. WRIGHT, JR.	Director	June 07, 2002

Joseph R. Wright, Jr.

THE TITAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(As Restated—see Note 1 of the Notes to Consolidated Financial Statements)

For the years ended December 31, 2001, 2000, and 1999

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(a)	Charged to Other Accounts		Deductions	Balance at end of year

2001:
Accrued merger and integration costs	$3,846	$30,400	$—		$32,948	$1,298
Allowance for doubtful accounts	3,719	7,690	—		3,500	7,909
Accrual for estimated losses for discontinued operations	—	35,413	—		18,409	17,004
2000:
Accrued merger and integration costs	5,880	38,820	10,000	(b)	30,854	3,846
Allowance for doubtful accounts	3,375	874	—		530	3,719
1999:
Accrued merger and integration costs	3,035	13,100	—		10,255	5,880
Allowance for doubtful accounts	2,413	3,963	—		3,001	3,375

(a)          Includes $4,334, $(1,037) and $1,162 added through acquisitions in 2001, 2000 and 1999, respectively.

(b)         Valuation allowance for unbilled receivables not in accrued merger and integration costs.

    Following is a description of all acquisition and integration charges:

Fiscal 2001 Charges

    Acquisition and integration related charges and other of $30.4 million in 2001 included $2.5 million for employee termination costs and restructuring costs in Titan Wireless, $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in Titan Systems, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan Systems.

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

    Included in Cayenta's headquarters office operating results is a charge for $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Fiscal 2000 Charges

    Acquisition related charges of $28.8 million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.1 million comprised of accounting, legal, investing banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.5 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.

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