Form 10-Q/A
period 2002-03-31
TITAN CORP
filed 2002-07-02
CIK 32258

QuickLinks — Click here to rapidly navigate through this document

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

(Former name, former address and former fiscal year, if changed since last report.) correctly

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

    On April 5, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent public accountants and appointed KPMG LLP as its successor independent public accountants.  As a result of the dismissal of Arthur Andersen LLP, the review of the financial statements for the quarter ended March 31, 2002 included in this filing has not yet been completed by the Company’s successor independent public accountants pursuant to Rule 10-01(d).  As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, the review of the quarter ended March 31, 2002 will be completed in conjunction with the independent accountants’ review of the financial statements for the quarter and cumulative interim period ending June 30, 2002. The Company does not believe that there will be any changes to the financial statements filed for the quarter ended March 31, 2002 as a result of this review being completed by its independent public accountants.  The sole purpose for this amendment to the Company’s previously filed Form 10-Q is to provide disclosure requested by the SEC, for all companies that have engaged new independent public accountants in an interim period, that the Company’s successor independent public accountants have not yet completed their review of the financial statements contained in this filing.  Additionally, the Company has made certain reclassifications for the comparative period as of December 31, 2001 and for the comparative period ended March 31, 2001 related to the Company’s discontinuance of Cayenta to conform to the presentation reflected in the Company’s 10-K/A filed with the SEC on June 11, 2002.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2002	2001

Revenues	$340,545	$239,312

Costs and expenses:
Cost of revenues	271,774	179,683
Selling, general and administrative expense	42,768	46,049
Research and development expense	4,868	3,435
Acquisition and integration related charges and other	—	27,700

Total costs and expenses	319,410	256,867

Operating profit (loss)	21,135	(17.555)
Interest expense	(8,473)	(8,902)
Interest income	140	278

Income (loss) from continuing operation before income taxes, minority interest and cumulative effect of change in accounting principle	12,802	(26,179)
Income tax provision (benefit)	5,377	(7,068)

Income (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	7,425	(19,111)
Minority interest	—	4,405

Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,425	(14,706)
Loss from discontinued operations, net of tax benefit	(938)	(45,164)
Cumulative effect of change in accounting principle, net of tax benefit (from continuing operations $6,144, from discontinued operations $33,967)	(40,111)	—

Net loss	(33,624)	(59,870)
Dividend requirements on preferred stock	(172)	(172)

Net loss applicable to common stock	$(33,796)	$(60,042)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.10	$(0.34)
Loss from discontinued operations, net of tax benefit	(0.01)	(0.95)
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.09) per share, discontinued operations ($0.48) per share)	(0.57)	—

Net loss	$(0.48)	$(1.29)

Weighted average shares	70,771	53,377

Diluted earnings (loss) per share:
Loss from continuing operations before cumulative effect of change in accounting principle	$0.09	$(0.34)
Loss from discontinued operations, net of tax benefit	(0.01)	(0.95)
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.08) per share, discontinued operations ($0.47) per share)	(0.55)	—

Net loss	$(0.47)	$(1.29)

Weighted average shares	72,385	53,377

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001

	(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$28,569	$28,957
Restricted cash	1,104	—
Accounts receivable—net	397,929	374,728
Inventories	29,583	29,112
Prepaid expenses and other	27,682	19,168
Deferred income taxes	63,260	53,941
Current assets of discontinued operations	64,439	67,841

Total current assets	612,566	573,747

Property and equipment — net	111,644	99,115
Long-term contract receivables	99,610	93,143
Goodwill — net	543,122	441,647
Other assets — net	140,336	137,144
Non-current assets of discontinued operations	75,010	115,606

Total assets	$1,582,288	$1,460,402

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$13,750	$12,813
Accounts payable	111,506	90,073
Acquisition debt	2,000	2,000
Current portion of long-term debt	1,068	1,413
Accrued compensation and benefits	75,771	68,762
Other accrued liabilities	87,536	76,478
Income taxes payable	243	1,174
Current liabilities of discontinued operations	28,855	42,422

Total current liabilities	320,729	295,135

Long-term portion of amounts outstanding under line of credit	298,750	317,187

Other long-term debt	5,578	5,612

Non-recourse debt	46,381	42,456

Other non-current liabilities	50,822	44,861

Non-current liabilities of discontinued operations	1,403	8,170

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	148	23

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,628 and 689,678 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 77,268,616 and 70,128,582 shares	773	701
Capital in excess of par value	728,452	588,184
Deferred compensation	(29,656)	(34,519)
Retained earnings (accumulated deficit)	(91,035)	(57,239)
Accumulated other comprehensive income	195	128
Treasury stock (345,750 and 372,050 shares), at cost	(942)	(987)

Total stockholders' equity	608,477	496,958

Total liabilities and stockholders' equity	$1,582,288	$1,460,402

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Three months ended March 31,

	2002	2001

Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$7,425	$(14,706)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities, net of effects of businesses acquired and sold:
Depreciation and amortization	5,390	7,961
Write-offs due to asset impairments	—	14,899
Deferred income taxes and other	5,286	(417)
Minority interests	—	(4,405)
Deferred compensation	973	1,063
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	5,531	(45,013)
Inventories	(302)	(1,420)
Prepaid expenses and other assets	(8,781)	(4,362)
Accounts payable	16,636	(9,201)
Accrued compensation and benefits	6,913	8,033
Income taxes payable	(955)	—
Other liabilities	(8,687)	19,435

Net cash provided by (used for) continuing operations	29,429	(28,133)

Loss from discontinued operations	(938)	(45,164)
Minority interest attributable to discontinued operations	(112)	(7,818)
Issuance of stock in subsidiaries	114	60,841
Deferred compensation charge attributable to discontinued operations	3,890	38,925
Changes in net assets and liabilities of discontinued operations	(27,669)	(62,799)

Net cash provided by (used for) discontinued operations	(24,715)	(16,015)

Net cash provided by (used for) operating activities	4,714	(44,148)

Cash Flows from Investing Activities:
Capital expenditures	(6,525)	(14,515)
Acquisition of businesses and other equity interests, net of cash acquired	26,838	(6,358)
Capitalized software development costs	(828)	(1,533)
Proceeds from sale of investments and business	1,500	3,217
Other investments	(6,156)	(2,541)
Other	135	188

Net cash provided by (used for) investing activities	14,964	(21,542)

Cash Flows from Financing Activities:
Additions to debt	—	74,375
Retirements of debt	(20,444)	(365)
Issuance of stock by subsidiaries	123	—
Deferred financing costs	(1,132)	(25)
Increase in restricted cash	(1,104)	—
Dividends paid	(172)	(172)
Exercise of stock options and other	2,605	899
Other	(9)	(178)

Net cash provided by (used for) financing activities	(20,133)	74,534

Effect of exchange rate changes on cash	67	69

Net increase (decrease) in cash and cash equivalents	(388)	8,913
Cash and cash equivalents at beginning of period	28,957	26,263

Cash and cash equivalents at end of period	$28,569	$35,176

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen-sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Three Months Ended March 31, 2002
Balances at December 31, 2001	$690	$701	$588,184	$(34,519)	$(57,239)	$128	$(987)	$496,958
Issuance of stock for acquisitions		66	134,071				39	134,176
Exercise of stock options and other		4	2,601					2,605
Amortization of deferred compensation				4,863				4,863
Foreign currency translation adjustment						67		67
Shares contributed to employee benefit plans		2	3,596				6	3,604
Dividends on preferred stock - Cumulative convertible, $.25 per share					(172)			(172)
Net loss					(33,624)			(33,624)

Balances at March 31, 2002	$690	$773	$728,452	$(29,656)	$(91,035)	$195	$(942)	$608,477

Three Months Ended March 31, 2001
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Exercise of stock options and other		1	898					899
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				39,988				39,988
Foreign currency translation adjustment						69		69
Unrealized loss on investments						(55)		(55)
Gain related to issuance of stock in subsidiary					52,025			52,025
Dividends on preferred stock - Cumulative convertible, $.25 per share					(172)			(172)
Net loss					(59,870)			(59,870)

Balances at March 31, 2001	$690	$542	$270,860	$(52,498)	$(17,977)	$122	$(1,439)	$200,300

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2001. The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.  Additionally, certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

    On November 27, 2001, the Company completed its acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,024,100 shares of its common stock at an aggregate value of $99.9 million based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock valued at $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock. Titan also paid off $37.1 million of BTG's outstanding debt as of the closing date. The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $135.5 million over the estimated fair market value of the net liabilities acquired of approximately $15.0 million was approximately $150.5 million.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $9.2 million. This adjustment has been reflected in the consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company. The Company recognized approximately $0.3 million in the three months ended March 31, 2002, as a reduction of costs, with the remaining $8.4 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

    In February 2002, an independent valuation was completed to assist management in its purchase price allocation for the BTG acquisition, which supported the Company’s allocation of $141.8 million to goodwill, $8.2 million to intangible assets and $0.5 million deferred compensation related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which will be amortized over the estimated useful lives of 1 year and 2 to 5 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets commenced in the first quarter of 2002.

    On September 28, 2001, the Company completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $48.9 million over the estimated fair market value of the net assets acquired of approximately $15.9 million was approximately $33 million.  In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million.  This adjustment has been reflected in the accompanying consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company. The Company recognized approximately $0.3 million in the three months ended March 31, 2002, as a reduction of costs, with the remaining $0.3 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

    In February 2002, the Company had an independent valuation completed to assist management in its purchase price allocation for the Datron acquisition, in which the determination was made to allocate $27.4 million to goodwill and $5.6 million to intangible assets. The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively. The consolidated balance sheet reflects this allocation between goodwill and intangible assets. The amortization expense related to the intangible assets commenced in the first quarter of 2002.

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

	Three months ended March 31,

	2002	2001

Revenues	$379,473	$354,444

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(5,457)	(19,020)
Net income (loss)	(12,247)	(64,185)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.08)	$(0.42)
Net income (loss)	(0.66)	(1.20)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.08)	$(0.42)
Net income (loss)	(0.66)	(1.20)

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

    The $27.7 million charge in the first quarter of 2001 includes costs of $12.2 million primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of Titan Systems, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities. Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances. The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment. Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business. That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

    Included in the acquisition and integration related charges is a charge of $15.0 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.2 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

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

    The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the recorded amortization of goodwill and other purchased intangibles. The impact on net income (loss), and basic and diluted net earnings (loss) per share for the quarters ended March 31, 2002 and 2001 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:

	Three months ended March 31,

	2002	2001

Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	$7,425	$(14,706)
Add back goodwill amortization, net of tax	—	2,740

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	7,425	(11,966)

Loss from discontinued operations, net of tax	(938)	(45,164)
Add back goodwill amortization, net of tax	—	3,494

Adjusted loss from discontinued operations	(938)	(41,670)

Cumulative effect of change in accounting principle (from continuing operations $6,144, from discontinued operations $33,967)	(40,111)	—

Adjusted net loss	(33,624)	(53,636)
Dividend requirements on preferred stock	(172)	(172)

Adjusted loss applicable to common stock	$(33,796)	$(53,808)

Basic earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.34)
Add back goodwill amortization, net of tax	—	0.05

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	0.10	(0.29)

Loss from discontinued operations, net of tax benefit	(0.01)	(0.95)
Add back amortization of goodwill	—	0.07

Adjusted loss from discontinued operations, net of tax	(0.01)	(0.88)

Cumulative effect of change in accounting principle, net of tax benefit(from continuing operations ($0.09), from discontinued operations ($0.48))	(0.57)	—

Adjusted income (loss) applicable to common stock	$(0.48)	$(1.17)

Weighted average shares – basic	70,711	53,377

Diluted earnings per share:
Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.09	$(0.34)
Add back goodwill amortization, net of tax benefit	—	0.05

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	0.09	(0.29)

Loss from discontinued operations, net of tax benefit	(0.01)	(0.95)
Add back amortization of goodwill	—	0.07

Adjusted loss from discontinued operations, net of tax	(0.01)	(0.88)

Cumulative effect of change in accounting principle, net of tax benefit principle (from continuing operations ($0.08), from discontinued operations ($0.47))	(0.55)	—

Adjusted loss applicable to common stock	$(0.47)	$(1.17)

Weighted average shares	72,385	53,377

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

    Included in the loss from discontinued operations for certain components of Cayenta are acquisition and integration related charges and other in the first quarter of 2001 of $3.9 million related to the restructuring of Cayenta as well as certain asset impairments. As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta business, which included employee termination costs of approximately $0.1 million and the elimination of excess facilities of $0.1 million. As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. The impairment charge of $3.7 million was comprised of the following: $0.4 million for fixed assets, $2.0 million for accounts receivable, and approximately $1.3 million for capitalized software developed for B2B exchanges.

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

    Following is a table of all related balance sheet categories for each discontinued operation as of March 31, 2002:

	As of March 31, 2002	As of December 31, 2001

Current assets of discontinued operations
SureBeam	$49,693	$44,940
Commercial information technologies	13,054	21,209
Other	1,692	1,692

	$64,439	$67,841

Non-current assets of discontinued operations
SureBeam	$63,500	$65,704
Commercial information technologies	11,510	49,902
Other	—	—

	$75,010	$115,606

Current liabilities of discontinued operations
SureBeam	$16,176	$33,470
Commercial information technologies	10,343	8,952
Other	2,336	—

	$28,855	$42,422

Non-current liabilities of discontinued operations
SureBeam	$—	$7,608
Commercial information technologies	1,403	562
Other	—	—

	$1,403	$8,170

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

Note (7) Other Financial Information

     The Company has historically reported SureBeam as a separate operating segment. On October 16, 2001, the Company adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," all current and prior year data have been restated to reflect SureBeam as a discontinued business, and it is no longer reported as a separate segment.

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

	Three months ended March 31,

	2002	2001

Revenues:
Titan Systems	$304,852	$211,543
Titan Wireless	20,822	21,014
Titan Technologies	14,871	6,755

	$340,545	$239,312

Operating Profit (Loss):
Titan Systems	$24,068	$4,691
Titan Wireless	(897)	(74)
Titan Technologies	2,629	(561)
Cayenta headquarters costs	—	(17,106)
Corporate	(4,665)	(4,505)

	$21,135	$(17,555)

    The operating income of the Titan Systems segment for the three month period ended March 31, 2001 includes a planned $12.2 million restructuring charge related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3). Also in the Titan Systems segment, deferred profit of $1.0 million and $0.7 million related to acquisitions in 2001, 2000 and 1999 was recognized in the three months ended March 31, 2002 and 2001, respectively.

    Operating income in the Titan Wireless segment in the three month period ended March 31, 2001, includes restructuring charges of $0.5 million, as discussed in Note 3.

    Cayenta headquarters costs include sales, general and administrative costs incurred to operate the Cayenta corporate headquarters and network operations center.  As this office has been eliminated as of March 1, 2002 when certain of the components of Cayenta were discontinued, and these costs were incurred to operate the previous integrated operations of Cayenta, of which certain operations have been discontinued, and the continuing operations are now reported in Titan Systems and Titan Technologies segments, these costs have been separately disclosed above.  Approximately $15.0 million of the operating results for the first quarter of 2001 are related to acquisition and integration related charges.

    The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:

	Three months ended March 31, 2002			Three months ended March 31, 2001

	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Loss from continuing operations before cumulative effect of change in accounting principle	$7,425			$(14,706)
Less preferred stock dividends	(172)			(172)
Effect of minority interests	(466)			(3,181)

Basic EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	6,787	70,771	$0.10	(18,059)	53,377	$(0.34)
Effect of dilutive securities:
Stock options and warrants	—	1,614	(1.01)	—	—	—

Diluted EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$6,787	72,385	$0.09	$(18,059)	53,377	$(0.34)

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

    Following are details concerning certain balance sheet data:

	March 31, 2002	December 31, 2001

Inventories:
Materials	$15,977	$15,720
Work-in-process	8,767	9,466
Finished goods	4,839	3,926

	$29,583	$29,112

    Supplemental disclosure of cash flow information:

	Three months ended March 31,

	2002	2001

Noncash investing and financing activities:
Issuance of stock for acquisitions	$134,176	$—
Gain related to issuance of stock in subsidiary	—	52,025
Shares contributed to employee benefit plans	3,604	—

Cash paid for interest	$9,859	$6,926
Cash paid for (provided by) income tax	(309)	910

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

    We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor. We and our subsidiaries are named as defendants in legal proceedings from time to time and we or our subsidiaries may assert claims from time to time. In addition, we acquire companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information and review, we believe the ultimate liability or recovery with respect to pending actions would not materially affect our consolidated financial position or results of operations.  However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

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

    At March 31, 2002, the Company had other loans receivable from three officers of two of the Company's subsidiaries totaling $0.3 million. In June 2002, Mr. Costanza and Mr. Hanisee repaid the outstanding balance of their loans in full.

Note (10) Subsequent Event

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

Three Months Ended March 31, 2002:

    Consolidated.  Our consolidated revenues increased from $239.3 million in the first quarter of 2001 to $340.5 million in the first quarter of 2002.  Increased revenues were reported in our Titan Systems segment, primarily attributable to the acquisitions of BTG, Inc. in the fourth quarter of 2001 and Datron in the third quarter of 2001, and in our Titan Technologies segment, primarily as a result of revenues generated on Titan’s contract with the United States Postal Service (USPS) to provide mail sanitization systems.

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

    Titan Technologies.  Titan Technologies revenues increased from $6.8 million in the first quarter of 2001 to $14.9 million in the first quarter of 2002.   The increase in 2002 is related to revenues of approximately $5.9 million generated on Titan’s contract with the U.S. Postal Service to provide mail sanitization systems, and due to increased revenues of approximately $1.7 million generated by certain components of Cayenta, which provide software and integration services for utilities and municipalities.

Selling, General and Administrative

    Our SG&A expenses decreased from $46.0 million in the first quarter of 2001 to $42.8 million in the first quarter of 2002.  SG&A, as a percentage of revenues, decreased from 19.2% in the first quarter of 2001 to 12.6% in the first quarter of 2002.   The decrease in 2002 was due in part to reduced amortization of goodwill and purchased intangibles from $3.7 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002.  Excluding the amortization of goodwill and purchased intangibles and deferred compensation of $1.0 million in both years, SG&A decreased from 17.2% in 2001 to 11.9% in 2002.  The decrease in 2002 is in part attributable to certain cost reductions that were made during 2001, as well as to a difference in the methodology of the classification of operating costs reported as costs of sales versus sales, general & administrative costs, as defined by the recently acquired company BTG’s stated disclosure statement with its appropriate government customers.  We expect to conform BTG’s disclosure statement and classification of operating costs to those classifications used by Titan by the end of 2002.

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

Acquisition and Integration Related Charges and Other

Fiscal 2001 Charges

     Acquisition and integration related charges and other of $27.7 million in the first quarter of 2001 were comprised of costs of $12.2 million related to the integration of ACS and AverStar, and a realignment of business around the major categories of customers of Titan Systems, which together resulted in personnel reductions and the closing of several facilities.  Included in these costs is approximately $3.1 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan’s acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

    Included in the acquisition and integration related charges is a charge of $15.0 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.2 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

     Also included in the acquisition and integration related charges and other is a charge of $0.5 million of employee termination costs in the Titan Wireless segment related to certain organizational changes within that business unit and the elimination of the internal product development group.

Operating Profit (Loss)

    Consolidated.  Our operating profit improved from an operating loss of $17.6 million in the first quarter of 2001 to operating profit of $21.1 million in the first quarter of 2002.   Our operating loss in 2001 included acquisition and integration related charges and other of $27.7 million, as well as $3.7 million of amortization of goodwill and $1.1 million of deferred compensation.  Included in our operating profit in 2002 is $1.4 million of amortization of purchased intangibles as well as $1.0 million of deferred compensation.  Excluding the acquisition and integration related charges and amortization of goodwill and purchased intangibles and deferred compensation, operating profit increased from $15.0 million in the first quarter of 2001 to $23.5 million in the first quarter of 2002.  Increased operating profit was primarily attributed to the increase in revenues discussed previously, offset by lower margins in our government business and in Titan Wireless, both attributable to a higher mix of lower margin service business in 2002.

    Segment Operating Profit.  Operating profit reported by business segment includes substantially all of the segment’s costs of operations and administration.  The segment performance is based upon profit or loss before interest expense, income taxes, and before allocated costs of corporate overhead.  Corporate overhead may include, among other things, costs for financial accounting, marketing, administrative and legal activities incurred by Titan.  Also included in segment operating profit for the quarter ended March 31, 2002 are overhead and administrative costs associated with the previous corporate headquarters and network operations center of Cayenta, which were eliminated in the first quarter of 2002, when certain components of Cayenta were discontinued.  Included in these costs for the Cayenta headquarters are certain charges of $15.0 million related to the impairment of assets of Cayenta’s network operations center and the restructuring of the Cayenta headquarters which are included in the acquisition and integration related charges for the year ended December 31, 2001.  Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of those segments if prepared on a stand-alone basis.  The discussion of segment operating profit below includes only the operating profits for each of our business segments and does not include separate discussion of our corporate overhead.

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

Income Taxes

    Consolidated income taxes reflect effective rates of a benefit rate of 27% in the first quarter of 2001 compared to a provision rate of 42% in the first quarter of 2002.  The reduced rate for the tax benefit in 2001 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

Net Income (Loss)

    In the first quarter of 2001, we reported a net loss of $59.9 million compared to a net loss of $33.6 million in the first quarter of 2002.  Included in the net loss for the first quarter of 2002 is a charge of $40.1 million, net of related tax benefits of $10.0 million, for the cumulative effect of change in accounting principle, reflecting the adoption of SFAS No. 142.  Loss from discontinued operations was $45.2 million in the first quarter of 2001 compared to a loss of $0.9 million in the first quarter of 2002.  Included in the loss from discontinued operations in 2001 was approximately $34.5 million of a net loss from the Company’s SureBeam operations, which included approximately $38.9 million of deferred compensation related to the initial public offering of SureBeam in March 2001.  There are no losses included in the loss from discontinued operations for the first quarter of 2002 related to SureBeam as all operating losses were offset against the accrual for estimated operating losses which the Company accrued in the third quarter of 2001.

Liquidity and Capital Resources

    We generated approximately $29.4 million cash from our continuing operations during the quarter ended March 31, 2002, resulting from income from continuing operations coupled with a net source resulting from changes in working capital.  Our investing activities generated net cash of approximately $15.0 million, resulting from net cash acquired of approximately $26.8 million, primarily from the Jaycor acquisition which closed in late March 2002, offset by investments and capital expenditures.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward looking statements include our expectations regarding our continuing investments in commercial businesses and start-up ventures, our planned financing of these ventures and the sufficiency of our available liquidity to fund investments and working capital, the Company's belief that its technology-based businesses will continue to grow or result in profitability, that it has built a financially sound company, that it is uniquely positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, and that it expects a greater percentage of revenues in Titan Wireless to be derived from the provision of services. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements. These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the Company's entry into new commercial businesses that require the Company to develop demand for its product, its ability to execute its spin off strategy, its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

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

Item 6. Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	13*	The Titan Corporation 2001 Annual Report to Shareholders.

* Previously filed.

b.	During the three months ended March 31, 2002, the Company filed the following:

(1)

Current report on Form 8-K dated January 6, 2002, to report that on January 6, 2002, The Titan Corporation, T T III Acquisition Corp., a wholly-owned subsidiary of Titan, and GlobalNet entered into a merger agreement, pursuant to which T T III Acquisition Corp. will be merged with and into GlobalNet.  GlobalNet will be the surviving corporation in the merger and will become a wholly-owned subsidiary of Titan, which included a copy of the Agreement and Plan of Merger, dated January 6, 2002, among The Titan Corporation, T T III Acquisition Corp., and GlobalNet, Inc., the Press Release, dated January 7, 2002, and the Voting Agreement, dated as of January 6, 2002, among the Titan Corporation, T T III Acquisition Corp., and certain stockholders party thereto.

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

	(3)	Current report on Form 8-K/A dated January 6, 2002, filed for the purpose of providing GlobalNet’s historical financial statements.

	(4)	Current report on Form 8-K/A dated January 6, 2002, filed for the purpose of providing Jaycor’s historical financial statements.

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

• Consent of Ernst & Young LLP, independent auditors, regarding the financial statements of Jaycor, Inc.,

• Consent of PricewaterhouseCoopers LLP, independent accountants, regarding the financial statements of Jaycor, Inc.,

•

Audited consolidated balance sheets of GlobalNet as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001, and the notes related thereto and the related independent auditors’ report, and

•

Audited consolidated balance sheets of Jaycor as of January 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows of Jaycor for each of the three years in the period ended January 31, 2002, and the notes related thereto and the related auditors’ reports.

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2002	THE TITAN CORPORATION
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President Chief Financial Officer
	By:	/s/ DEANNA J. HOM

Deanna J. Hom Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements

THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II—OTHER INFORMATION THE TITAN CORPORATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.

THE TITAN CORPORATION SIGNATURES