Form 10-K/A
period 2001-12-31
TITAN CORP
filed 2002-08-07
CIK 32258

QuickLinks — Click here to rapidly move through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

    This Amendment No. 2 amends only the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A filed with the Securities and Exchange Commission on June 12, 2002, Note 2 Acquisitions and Investments to the audited financial statements included in the Form 10-K/A and includes the Certification as Exhibit 99.1.

    In connection with this filing, the report of Arthur Andersen LLP has not been reissued and Arthur Andersen LLP has not consented to the inclusion of its report in the amendment of this filing.   The Company has made reasonable attempts to obtain a consent for the inclusion of Arthur Andersen LLP’s report in this filing, but was unable to obtain such consent.

Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations

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

    In relation to our investment in Ivoire Telecom, we provided equipment with an approximate aggregate value of $4.5 million and we committed to provide up to a maximum of $35 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network.  At December 31, 2001, this maximum commitment has been substantially funded, resulting in an investment balance of approximately $50.0 million, which includes our initial equity investment of approximately $10.5 million and equipment we provided.  Our investment is reflected in Other Assets in the accompanying consolidated balance sheet.  We have not consolidated the operations of Ivoire Telecom for a number of reasons, including our inability to obtain accurate and reliable financial information, our inability to exercise any influence on the operations of the company due to strong opposition from the CEO located in Africa, and our inability to obtain representation on the board of directors of each of Ivoire Telecom’s 14 principal subsidiaries.  Titan engaged a global independent public accounting firm to audit the financial statements of Ivoire Telecom for the year ended December 31, 2001.  The independent public accounting firm has been unable to complete its audit procedures due to significant open matters.  Further, the independent public accounting firm has reported that there are weaknesses in internal controls and the accounting ability in Ivoire Telecom’s various operations, ranging from lack of skilled resources, lack of formalized policies and procedures, limited management information systems, and financial reporting and consolidation risk.

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

Item 8.  Financial Statements and Supplementary Data

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

    On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom.  The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment, which were recorded as Other Assets in the Company's consolidated balance sheet.  In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network, and Titan has provided equipment with an approximate aggregate value of $4.5 million.  At December 31, 2001, this commitment had been substantially funded for such expenditures.  Our aggregate investment in Ivoire Telecom of approximately $50 million has been reflected in Other Assets in the Company's consolidated balance sheet at December 31, 2001, and has been reported on the cost method as a result of the Company’s inability to exercise control and significant influence over Ivoire Telecom or to receive any reliable or timely financial information from Ivoire Telecom.  Titan has not consolidated the operations of Ivoire Telecom for a number of reasons, including the Company’s inability to obtain accurate and reliable financial information, the Company’s inability to exercise any influence on the operations of the company due to strong opposition from the CEO located in Africa, and the Company’s inability to obtain representation on the board of directors of each of Ivoire Telecom’s 14 principal subsidiaries.  Titan engaged a global independent public accounting firm to audit the financial statements of Ivoire Telecom for the year ended December 31, 2001.  The independent public accounting firm has been unable to complete its audit procedures due to significant open matters.  Further, the independent public accounting firm has reported that there are weaknesses in internal controls and the accounting ability in Ivoire Telecom’s various operations, ranging from lack of skilled resources, lack of formalized policies and procedures, limited management information systems, and financial reporting and consolidation risk.  Based upon the information available to management, the Company believes Ivoire Telecom continues to incur losses and negative cash flows consistent with its original expectations at the time of investment in this start-up enterprise.  To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.  Titan regularly reviews it investment in Ivoire Telecom for impairment and believes that as of December 31, 2001 the fair value of this investment exceeds it costs.  Hence, no write-down to realizable value of this investment was necessary at December 31, 2001.

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

    In 1999, the Company or its subsidiaries acquired Atlantic Aerospace Corporation (“AAEC”), Systems Resources Corporation (“SRC”) Program Support Associates Inc. (“PSA”), and SFG Technologies Inc. (“SFG”), all reporting in the Company’s Titan Systems segment, with the exception of SFG which is reported in the Titan Technologies segment.  Related to the acquisition of SRC, a $2 million promissory note, subject to post-closing working capital adjustments and indemnification obligations, was due on June 9, 2000.  The post-closing working capital adjustments and indemnification obligations are currently in dispute with the stockholders of SRC.  Accordingly, the promissory note has not been paid.  Related to the AAEC acquisition, up to an additional $3 million in contingent consideration was payable based upon the award of future contracts.  During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts.  An additional potential $2.2 million including interest, may be paid in 2002 based upon potential contract awards in 2002.

    For all acquisitions accounted for as purchases, the acquired company’s results of operations are consolidated with the Company’s results of operations immediately subsequent to the acquisition date.  Unaudited pro forma data giving effect to the purchase of BTG, Datron, Pulse, LinCom and SenCom as if they had been acquired at the beginning of 2000 are shown below.

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

Item 14.  Exhibit Index

Exhibit No.

Description

Page No.

99.1	Certification.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
August 02, 2002	By:	/s/ GENE W. RAY

Gene W. Ray, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY	Chief Executive Officer and Chairman of the Board	August 02, 2002

Gene W. Ray

/s/ ERIC M. DEMARCO	President and Chief Operating Officer	August 02, 2002

Eric M. DeMarco

/s/ MARK W. SOPP	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 02, 2002

Mark W. Sopp

/s/ DEANNA J. HOM	Vice President, Corporate Controller (Principal Accounting Officer)	August 02, 2002

Deanna J. Hom

/s/ MICHAEL B. ALEXANDER	Director	August 02, 2002

Michael B. Alexander

/s/ EDWARD H. BERSOFF, Ph.D.	Director	August 02, 2002

Edward H. Bersoff, Ph.D.

/s/ JOSEPH F. CALIGIURI	Director	August 02, 2002
Joseph F. Caligiuri

/s/ PETER A. COHEN	Director	August 02, 2002

Peter A. Cohen

/s/ DANIEL J. FINK	Director	August 02, 2002

Daniel J. Fink

Director

Susan Golding

/s/ ROBERT M. HANISEE	Director	August 02, 2002

Robert M. Hanisee

/s/ ROBERT E. LA BLANC	Director	August 02, 2002

Robert E. La Blanc

/s/ JAMES ROTH	Director	August 02, 2002

James Roth

/s/ JOSEPH R. WRIGHT, JR.	Director	August 02, 2002

Joseph R. Wright, Jr.

QuickLinks

Liquidity and Capital Resources

Note 2.  Acquisitions and Investments

SIGNATURES