Form 10-Q
period 2002-06-30
TITAN CORP
filed 2002-08-12
CIK 32258

QuickLinks — Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

    The number of shares of registrant's common stock outstanding at August 2, 2002, was 77,936,690.

    On April 5, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent public accountants and appointed KPMG LLP as its successor independent public accountants.  As a result of the dismissal of Arthur Andersen LLP, the  review  of  the  financial  statements for the quarter ended March 31, 2002 included in the  Company’s Forms 10-Q and 10-Q/A for that period had not yet been completed by the Company’s successor independent public accountants pursuant to Rule 10-01(d)  at  the  time  of  the  Company’s  filings.  As  permitted  by  the  guidance issued by the SEC in Release Nos. 33-8070/34-45590, the review of the quarter ended March 31, 2002 has now been completed in conjunction with the independent accountants’ review of the financial statements for the quarter and cumulative interim period ending June 30, 2002.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$399,937	$257,664	$740,482	$496,976

Costs and expenses:
Cost of revenues	322,047	197,013	593,821	376,696
Selling, general and administrative expense	54,237	42,090	97,005	88,139
Research and development expense	5,686	3,351	10,554	6,786
Exit charges and other	1,833	—	3,319	—
Acquisition and integration related charges and other	—	721	—	28,421

Total costs and expenses	383,803	243,175	704,699	500,042

Operating profit (loss)	16,134	14,489	35,783	(3,066)
Interest expense	(7,937)	(10,396)	(16,410)	(19,293)
Interest income	124	266	264	539

Income (loss) from continuing operations before income taxes, minority interests, extraordinary loss and cumulative effect of change in accounting principle	8,321	4,359	19,637	(21,820)
Income tax provision (benefit)	3,495	1,992	8,248	(5,076)

Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	4,826	2,367	11,389	(16,744)
Minority interests	(48)	254	(48)	4,659

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	4,778	2,621	11,341	(12,085)
Loss from discontinued operations, net of tax benefit	(11,137)	(10,426)	(11,213)	(55,590)
Extraordinary loss from early extinguishment of debt, net of tax benefit	(5,408)	—	(5,408)	—
Cumulative effect of change in accounting principle, net of tax benefit (from continuing operations $6,144, from discontinued operations $33,967)	—	—	(40,111)	—

Net loss	(11,767)	(7,805)	(45,391)	(67,675)
Dividend requirements on preferred stock	(173)	(173)	(345)	(345)

Net loss applicable to common stock	$(11,940)	$(7,978)	$(45,736)	$(68,020)

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.06	$0.04	$0.14	$(0.30)
Loss from discontinued operations, net of tax benefit	(0.14)	(0.20)	(0.15)	(1.11)
Extraordinary loss from early extinguishment of debt, net of tax benefit	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.08) per share, discontinued operations ($0.46) per share)	—	—	(0.54)	—

Net loss	$(0.15)	$(0.16)	$(0.62)	$(1.41)

Weighted average shares	77,119	53,663	73,981	53,521

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.05	$0.04	$0.11	$(0.30)
Loss from discontinued operations, net of tax benefit	(0.14)	(0.20)	(0.15)	(1.11)
Extraordinary loss from early extinguishment of debt, net of tax benefit	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net of tax benefit (continuing operations ($0.08) per share, discontinued operations ($0.45) per share)	—	—	(0.53)	—

Net loss	$(0.16)	$(0.16)	$(0.64)	$(1.41)

Weighted average shares	78,528	55,830	75,476	53,521

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001

	(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$45,808	$28,957
Restricted cash	1,104	—
Accounts receivable—net	359,258	374,728
Inventories	33,010	29,112
Prepaid expenses and other	44,973	19,168
Deferred income taxes	60,948	53,941
Current assets of discontinued operations	62,020	67,841

Total current assets	607,121	573,747

Property and equipment — net	108,930	99,115
Long-term contract receivables	87,747	93,143
Goodwill	547,115	441,647
Other assets — net	140,599	137,144
Non-current assets of discontinued operations	78,480	115,606

Total assets	$1,569,992	$1,460,402

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under credit facility	$3,500	$12,813
Accounts payable	88,600	90,073
Acquisition debt	2,000	2,000
Current portion of long-term debt	938	1,413
Accrued compensation and benefits	67,345	68,762
Other accrued liabilities	87,347	76,478
Income taxes payable	—	1,174
Current liabilities of discontinued operations	23,473	42,422

Total current liabilities	273,203	295,135

Long-term portion of amounts outstanding under credit facility	346,500	317,187

Other long-term debt	2,509	5,612

Non-recourse debt	40,545	42,456

Other non-current liabilities	50,152	44,861

Non-current liabilities of discontinued operations	86	8,170

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	311	23

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,628 and 689,678 shares issued and outstanding	690	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 77,679,045 and 70,128,582 shares	777	701
Capital in excess of par value	732,844	588,184
Deferred compensation	(23,832)	(34,519)
Retained earnings (accumulated deficit)	(102,975)	(57,239)
Accumulated other comprehensive income	124	128
Treasury stock (345,750 and 372,050 shares), at cost	(942)	(987)

Total stockholders' equity	606,686	496,958

Total liabilities and stockholders' equity	$1,569,992	$1,460,402

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Six months ended June 30,

	2002	2001

Cash Flows from Operating Activities:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$11,341	$(12,085)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities, net of effects of businesses acquired and sold:
Depreciation and amortization	13,824	15,674
Write-offs due to asset impairments	—	14,919
Deferred income taxes and other	7,429	(3,219)
Minority interests	48	(4,659)
Equity in loss of investee	562	—
Deferred compensation	2,411	2,126
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	50,560	(25,749)
Inventories	(3,637)	(3,437)
Prepaid expenses and other assets	(12,550)	4,284
Accounts payable	(9,431)	(8,544)
Accrued compensation and benefits	(6,627)	6,862
Income taxes payable	(1,187)	(793)
Other liabilities	(14,662)	10,469

Net cash provided by (used for) continuing operations	38,081	(4,152)

Loss from discontinued operations	(11,213)	(55,590)
Minority interest attributable to discontinued operations	(130)	(9,720)
Issuance of stock in subsidiaries	132	60,856
Deferred compensation charge attributable to discontinued operations	7,780	44,040
Changes in net assets and liabilities of discontinued operations	(28,466)	(55,006)

Net cash used for discontinued operations	(31,897)	(15,420)

Net cash provided by (used for) operating activities	6,184	(19,572)

Cash Flows from Investing Activities:
Capital expenditures	(16,802)	(17,099)
Acquisition of businesses and other equity interests, net of cash acquired	29,978	(50,940)
Capitalized software development costs	(1,952)	(3,670)
Proceeds from sale of investments and business	1,500	3,217
Other investments	(11,752)	(370)
Other	2,610	295

Net cash provided by investing activities	3,582	(68,567)

Cash Flows from Financing Activities:
Additions to debt	20,000	76,875
Retirements of debt	(6,143)	(678)
Issuance of stock by subsidiaries	286	22
Deferred financing costs	(8,706)	(1,199)
Increase in restricted cash	(1,104)	—
Dividends paid	(345)	(345)
Exercise of stock options and other	7,061	1,506
Other	(3,960)	(637)

Net cash provided by financing activities	7,089	75,544

Effect of exchange rate changes on cash	(4)	50

Net increase (decrease) in cash and cash equivalents	16,851	(12,545)
Cash and cash equivalents at beginning of period	28,957	27,291

Cash and cash equivalents at end of period	$45,808	$14,746

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen-sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Six Months Ended June 30, 2002
Balances at December 31, 2001	$690	$701	$588,184	$(34,519)	$(57,239)	$128	$(987)	$496,958
Issuance of stock for acquisitions		66	134,506				39	134,611
Exercise of stock options and other		8	7,053					7,061
Deferred compensation related to the issuance of stock options			133	(133)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				10,191				10,191
Foreign currency translation adjustment						(4)		(4)
Shares contributed to employee benefit plans		2	3,597				6	3,605
Dividends on preferred stock - Cumulative convertible, $.50 per share					(345)			(345)
Net loss					(45,391)			(45,391)

Balances at June 30, 2002	$690	$777	$732,844	$(23,832)	$(102,975)	$124	$(942)	$606,686

Six Months Ended June 30, 2001
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Exercise of stock options and other		3	1,603				(100)	1,506
Deferred compensation, related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				46,166				46,166
Foreign currency translation adjustment						50		50
Unrealized loss on investments						(555)		(555)
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plan							324	324
Dividends on preferred stock - Cumulative convertible, $.50 per share					(345)			(345)
Net loss					(67,675)			(67,675)

Balances at June 30, 2001	$690	$544	$271,565	$(46,320)	$(25,955)	$(397)	$(1,215)	$198,912

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

    The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A Amendments No. 1 and No. 2to the Securities and Exchange Commission for the year ended December 31, 2001.  The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for a full fiscal year.  Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

    In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, "Accounting for Asset Retirement Obligations".  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees.  This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

    Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 in the first quarter of 2002.  The Company has reported the discontinuance of its SureBeam segment under the provisions of APB No. 30 and the discontinuance of certain components discussed below in accordance with SFAS No. 144.

    During the first quarter of 2002, the Company made the decision (see Note 6) to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are being reported in Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with SFAS No. 144, all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    On July 11, 2002, Titan announced that it would exit its international telecommunications business through a combination of selling and winding down its operation within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete the majority of these actions by the end of 2002.  Titan is in the process of determining the impact these actions will have to the carrying value of the assets of these businesses, as well as exit costs associated with infrastructure reductions including costs for employee terminations and excess facilities.  Such amounts will be recorded as a non-recurring charge in the third quarter of 2002.  Titan estimates that this after tax charge will not exceed $200 million.

    The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation to have a significant effect on its results of operations, except for the reclassification of the losses from the current extinguishment of the Company’s credit facility.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs.  SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

Note (2) Acquisitions and Investment

    On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and Internet services to further Titan’s goal of building a global telecommunications network.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations are reported in our Titan Wireless segment from March 22, 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $21.4 million was approximately $50.8 million.  In April 2002, the Company had an independent valuation completed by independent valuation specialists KPMG Consulting (“KCI”) to assist management in its purchase price allocation of the GlobalNet acquisition.  The independent valuation supported the Company’s allocation in which the determination was made to allocate $50.8 million to goodwill and $0 to intangible assets.

    On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,919,500 shares of Titan common stock for all the outstanding shares of common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for the purchase consideration became fixed.  Jaycor's operations are reported in our Titan Systems segment from March 22, 2002.  The excess of the purchase price of $99.6 million over the estimated fair market value of the net assets acquired of approximately $56.8 million was approximately $42.8 million.  The transaction was accounted for as a purchase.  In April 2002, the Company had an independent valuation completed by KCI to assist management in its purchase price allocation for the Jaycor acquisition.  The independent valuation supported the Company’s allocation of $38.9 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which will be amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.  The transaction value was increased by approximately $3.9 million to an aggregate total of $103.5 million to reflect an additional 173,099 shares issued in July to cover certain costs of the shareholders of Jaycor, and an additional 20,948 shares issued in July and August 2002 related to certain working capital adjustments.  The additional purchase price of $3.9 million was accounted for as an increase to goodwill resulting in a final allocation to goodwill of $46.7 million.

    On February 23, 2002, and as amended on July 3, 2002, Titan entered into a definitive agreement to acquire Science and Engineering Associates, Inc. ("SEA"), a New Mexico based privately-held provider of engineering and information technology services and specialized laser, sensor, and imaging products for approximately $78.1 million in Titan common stock less a $3.9 million holdback, which is subject to the satisfaction of certain indemnification obligations for approximately a one year period following the closing date.  In addition, a potential $3.9 million earn-out may be paid to the SEA shareholders upon the attainment of certain operating performance targets during the period from July 1, 2002 through June 30, 2003.  The exchange ratio and the number of shares of Titan stock will be determined based upon the average closing sale prices of Titan common stock over the 20 consecutive trading days ending on the day prior to the closing date.  Following regulatory approval for the registration of the shares anticipated to be issued in the merger, a proxy will be mailed to the SEA shareholders and a special meeting of the SEA shareholders will take place approximately twenty (20) business days following the proxy mailing to vote on the merger transaction.  The special meeting has not yet been scheduled, but is expected to be held in the third quarter of 2002, and the transaction is expected to close shortly thereafter.

    On February 22, 2002, Titan completed the acquisition of International Systems, LLC, which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  The purchase price, which aggregated approximately $1.8 million, was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration may be paid based on the receipt of certain potential future contract awards and the achievement of defined earnings levels on all contracts generated by International Systems, which consideration may be satisfied with cash or Titan common stock.  In July 2002, 100,000 shares were issued based on the receipt of certain of these contract awards.  The value of the shares will be recorded as an increase to goodwill.  Up to an aggregate maximum of 350,000 additional shares of common stock may be issued as additional consideration based on the receipt of future contract awards.  The operations of International Systems are reported in our Titan Systems segment from February 23, 2002.  The transaction was accounted for as a purchase, and goodwill of $2.4 million was recorded.

    On November 27, 2001, Titan completed the acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 4,024,100 shares of its common stock at an aggregate value of $99.9 million based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock at an aggregate value of $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock.  Titan also paid off $37.1 million of BTG's outstanding debt as of the closing date.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $135.5 million over the estimated fair market value of the net liabilities acquired of approximately $13.6 million was approximately $149.1 million.   In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $9.2 million.  This adjustment has been reflected in the consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company.  The Company recognized approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2002, respectively, as a reduction of costs, with the remaining $8.1 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2016.

    In February 2002, an independent valuation performed by KCI was completed to assist management in its purchase price allocation for the BTG acquisition.   This independent valuation supported the Company’s allocation of $140.4 million to goodwill, $8.2 million to intangible assets and $0.5 million deferred compensation related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which will be amortized over the estimated useful lives of 1 year, 2 to 5 years and 2 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets commenced in the first quarter of 2002.

    On September 28, 2001, Titan completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with Titan Systems.  Titan issued approximately 2.3 million shares of its common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase.  The excess of the purchase price of approximately $48.9 million over the estimated fair market value of the net assets acquired of approximately $15.9 million was approximately $33 million.  In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million.  This adjustment has been reflected in the accompanying consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company.  The Company recognized approximately $0.1 million and $0.4 million in the three and six months ended June 30, 2002, respectively, as a reduction of costs, with the remaining $0.2 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

    In February 2002, an independent valuation performed by KCI was completed to assist management in its purchase price allocation for the Datron acquisition.  This independent valuation supported the Company’s allocation of $27.4 million to goodwill and $5.6 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.4 million, respectively, which will be amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively.  The consolidated balance sheet reflects this allocation between goodwill and intangible assets.  The amortization expense related to the intangible assets commenced in the first quarter of 2002.

    Following is unaudited condensed balance sheet information for GlobalNet, Jaycor, Datron and BTG at the date of their respective acquisition (amounts in millions):

	GlobalNet	Jaycor	Datron	BTG

Cash	$0.1	$35.6	$3.7	$1.2
Accounts receivable	4.8	16.6	12.0	63.8
Other current assets	0.6	12.5	12.5	1.9
Property, plant and equipment	9.5	3.9	8.3	4.0
Non-current assets	1.2	1.1	3.0	3.4

Total assets	16.2	69.7	39.5	74.3
Accounts payable	4.8	8.9	2.0	11.5
Current liabilities	23.0	3.7	18.1	74.1
Non-current liabilities	9.8	0.3	3.5	2.3

Total liabilities	37.6	12.9	23.6	87.9

Net assets (liabilities)	$(21.4)	$56.8	$15.9	$(13.6)

    On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom.  The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment, which were recorded as Other Assets in the Company's consolidated balance sheet.  In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network, and Titan has provided equipment with an approximate aggregate value of $4.5 million.  This commitment had been substantially funded for such expenditures as of the end of 2001.  Our aggregate investment in Ivoire Telecom of approximately $50 million is reflected in Other Assets in the Company's consolidated balance sheet at December 31, 2001 and June 30, 2002, and has been reported on the cost method as a result of the Company’s inability to exercise control and significant influence over Ivoire Telecom or to receive any reliable or timely financial information from Ivoire Telecom.  Titan has not consolidated the operations of Ivoire Telecom for a number of reasons, including the Company’s inability to obtain accurate and reliable financial information, the Company’s inability to exercise any influence on the operations of the company due to strong opposition from the CEO located in Africa, and the Company’s inability to obtain representation on the board of directors of each of Ivoire Telecom’s 14 principal subsidiaries.  Titan engaged a global independent public accounting firm to audit the financial statements of Ivoire Telecom for the year ended December 31, 2001.  The independent public accounting firm has been unable to complete its audit procedures due to significant open matters.  Further, the independent public accounting firm has reported that there are weaknesses in internal controls, accounting policies and procedures, and limited management information systems, posing difficulties in the financial reporting and consolidation of Ivoire Telecom.  Based upon the information available to management, the Company believes Ivoire Telecom continues to incur losses and negative cash flows consistent with its original expectations at the time of investment in this start-up enterprise.  To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.  Titan regularly reviews its investment in Ivoire Telecom for impairment and believes that as of June 30, 2002 the fair value of this investment exceeds it costs.

    In June 2000, e-tenna Corporation was formed to facilitate the transfer of an antenna technology originally designed for government and military customers to the commercial wireless market.  Titan's initial investment of approximately $0.6 million in e-tenna in 2000 consisted of its contribution of certain intellectual property and patents.  As of December 31, 2001, Archery Capital and other investors invested a total of $9.9 million for common and voting preferred stock, and Titan invested $5.8 million in non-voting preferred stock and $0.4 million in common stock.  During the first quarter of 2002, Titan paid $1.9 million in satisfaction of its commitment to acquire additional non-voting preferred stock.  As of June 30, 2002, Titan's investment of approximately $7.6 million is included in the accompanying consolidated balance sheet in Other Assets, and is reflected under the cost method.  During the first quarter and most of the second quarter of 2002, Titan's investment in e-tenna approximated 58.7% of the total equity of e-tenna and approximately 29.1% of the voting power of e-tenna.  For a temporary period of time, the Company’s voting power of e-tenna rose above 20%.  For that period, the relevant amounts of gains or losses were included in the determination of net income and reflected against the carrying value of Titan’s investment in e-tenna.  As of June 30, 2002, the Company’s voting interest of e-tenna is 12%.

    Unaudited pro forma data giving effect to the purchase of Jaycor, GlobalNet, BTG and Datron as if they had been acquired at the beginning of 2001 are shown below.  Pro forma information related to the Maxwell or International Systems acquisitions are not included, because the effects are not significant.

	Three months ended June 30,2001	Six months ended June 30,

		2002	2001

Revenues	$374,814	$799,410	$729,258

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(4,364)	(679)	(16,491)
Net income (loss)	(14,790)	(58,273)	(78,795)

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.09)	$(0.01)	$(0.38)
Net income (loss)	(0.29)	(0.63)	(1.66)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.09)	$(0.01)	$(0.38)
Net income (loss)	(0.29)	(0.65)	(1.66)

    During the six months ended June 30, 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000, and $3.75 million was paid for the Sakon investment.  In July 2002, approximately $3.75 million was paid in satisfaction of the remaining amounts due for Titan’s Sakon investment.  Each of these amounts had been recorded as liabilities in periods prior to January 1, 2002.

Note (3) Acquisition and Integration Related Charges and Other

    There have been no acquisition and integration related charges and other in 2002.

    The $28.4 million acquisition and integration charges in the first six months of 2001 include costs of $12.4 million primarily related to the integration of ACS and AverStar, and a realignment of the business to better align the major categories of customers of Titan Systems.  These actions together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities.  Included in these costs is approximately $3.3 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances.  The recoverability of such balances was impaired due to our exit from a satellite services business within the Titan Systems segment.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

    Also included in the acquisition and integration related charges for the six months of 2001 is a charge of $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that the estimated fair value of intangible as well as long-lived assets was less than the carrying value of the assets.  The resulting impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    Also included in the acquisition and integration related charges and other in the six months ended June 30, 2001 is a charge of $0.5 million in the Titan Wireless segment for employee termination costs related to certain organizational changes within that business unit.

    As of June 30, 2002, approximately $1.2 million was remaining to be paid primarily related to excess facilities which are expected to be paid during 2002.

Note (4) Exit Charges and Other

    Included in the quarter and six months ended June 30, 2002 are $1.8 million and $3.3 million, respectively, of exit charges related to the shutdown of Cayenta’s headquarters office and network operations center, which included employee termination costs and lease commitment costs.

Note (5) Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

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

    SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology.  The initial step requires the Company to assess whether indications of impairment exist.  If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However,if the carrying value of thereporting unit exceeds its fair value, the goodwill of the reporting unit isimpaired.

    In connection with adopting this standard as of January 1, 2002, during the first quarter the Company’s independent valuation consultant, KCI, completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, KCI has substantially completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, or $0.57 basic earnings per share and $0.55 diluted earnings per share, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from anundiscounted cash flow method, as required by SFAS No. 121, "Accounting for theImpairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," toa discounted cash flow method and comparative market analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was reported in our Titan Technologies segment (previously our Emerging Technologies and Businesses segment), both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  Approximately $34.0 million of this charge, net of tax, pertained to businesses that were discontinued by the Company on March 1, 2002.

    The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the recorded amortization of goodwill and other purchased intangibles.  The impact on net income (loss), and basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:
	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$4,778	$2,621	$11,341	$(12,085)
Add back amortization of goodwill, net of tax	—	2,113	—	5,867

Adjusted income (loss) from continuing operations before extraordinary lossand cumulative effect of change in accounting principle	4,778	4,734	11,341	(6,218)

Loss from discontinued operations, net of tax benefit	(11,137)	(10,426)	(11,213)	(55,590)
Add back amortization of goodwill, net of tax	—	2,857	—	6,738

Adjusted loss from discontinued operations	(11,137)	(7,569)	(11,213)	(48,852)

Extraordinary loss from early extinguishment of debt, net of taxes	(5,408)	—	(5,408)	—
Cumulative effect of change in accounting principle	—	—	(40,111)	—

Net loss	(11,767)	(2,834)	(45,391)	(55,070)
Dividend requirements on preferred stock	(173)	(173)	(345)	(345)

Net loss applicable to common stock	$(11,940)	$(3,007)	$(45,736)	$(55,415)

Basic earnings (loss) per share:
Income (loss) from continuing operations beforeextraordinary lossand cumulative effect of change in accounting principle	$0.06	$0.04	$0.14	$(0.30)
Add back amortization of goodwill, net of tax	—	0.04	—	0.11

Adjusted income (loss) from continuing operations before extraordinary lossand cumulative effect of change in accounting principle	$0.06	$0.08	$0.14	$(0.19)

Loss from discontinued operations, net of tax benefit	$(0.14)	$(0.20)	$(0.15)	$(1.11)
Add back amortization of goodwill, net of tax	—	0.05	—	0.13

Adjusted loss from discontinued operations	$(0.14)	$(0.15)	$(0.15)	$(0.98)

Extraordinary loss from early extinguishment of debt, net of taxes	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$(0.54)	$—

Net loss	$(0.15)	$(0.07)	$(0.62)	$(1.17)

Weighted average shares	77,119	53,663	73,981	53,521

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.05	$0.04	$0.11	$(0.30)
Add back amortization of goodwill, net of tax	—	0.04	—	0.11

Adjusted income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.05	$0.08	$0.11	$(0.19)

Loss from discontinued operations, net of tax benefit	$(0.14)	$(0.20)	$(0.15)	$(1.11)
Add back amortization of goodwill, net of tax	—	0.05	—	0.13

Adjusted loss from discontinued operations	$(0.14)	$(0.15	$(0.15)	$(0.98)

Extraordinary loss from early extinguishment of debt, net of taxes	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$(0.53)	$—

Net loss	$(0.16)	$(0.07)	$(0.64)	$(1.17)

Weighted average shares	78,528	53,663	75,476	53,521

Note (6) Discontinued Operations

2002 Discontinued Operations

    On March 1, 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems, and Cayenta’s remaining continuing operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of,” all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the discontinued operations and the new segments.

    Revenues and net loss generated by Cayenta’s discontinued operations and AverCom in 2002 and 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$5,930	$13,687	$13,282	$29,012
Net loss	(1,224)	(2,765)	(1,300)	(13,453)

    Included in Cayenta’s net loss for the three and six months ended June 30, 2001 are charges of $5.0 million related to the restructuring of Cayenta (which was included in our Software Systems segment), consisting primarily of a write-off of $1.3 million of capitalized software designed for B2B exchanges, a write-off of $2.0 million of accounts receivable and employee termination and lease termination costs of approximately $1.7 million.

    Employee termination costs of $0.8 million were recorded in the six months ended June 30, 2001 related to a reduction in workforce in AverCom resulting from the same economic conditions which impacted demand for corporate information technology services at Cayenta.

    In July 2002, the two information technology businesses of Cayenta were sold for approximately $3.5 million consideration, in the form of a promissory note, with $1.0 million due a year from the date of sale and the remaining balance due in eight equal quarterly installments with the final payments due within 3 years from the sale date.  The sales price closely approximates the remaining book value of these businesses.  In addition, a maximum potential earn-out is available for approximately $7.5 million based on certain future EBITDA targets.

    The Company is currently in the process of selling its AverCom business.  Based upon the outcome of this process, once the Company has obtained a reasonable determination of fair value, it will determine if there is an impairment in value.  Management anticipates that it will have a reasonable determination of fair value during the third quarter of 2002, based upon this process.

2001 Discontinued Operations

    On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed its initial public offering ("IPO").  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002 and the SureBeam stock was distributed to Titan stockholders on August 5, 2002.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.

    Revenues and net loss generated by SureBeam in 2002 and 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$2,841	$8,616	$5,355	$14,092
Net loss	(19,846)	(7,661)	(30,375)	(42,137)

    At the time the Company adopted the plan to spin-off SureBeam, in accordance with APB No. 30, the Company recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal.  This charge was recorded in the quarter ended September 30, 2001.  All losses incurred by SureBeam since that time have been charged against this accrual.  Losses charged against the accrual in 2002 were $9.9 million and $20.5 million in the three and six months ended June 30, 2002, respectively.  The remaining balance of the accrual was utilized in full during the quarter ended June 30, 2002 and an additional charge of $11.0 million was taken during the second quarter of 2002 to record the net losses (in excess of the accrual) incurred by SureBeam during the second quarter of 2002 as well as estimated operating losses and spin-off expenses expected to be incurred through the spin-off date of August 5, 2002.  Subsequent to that date, SureBeam will no longer be included in Titan’s results of operations.  Management will continue to assess the estimated disposal costs and losses, and may from time to time adjust the allowance for such costs accordingly.

2000 Discontinued Operations

    In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses.  Accordingly, the results of these businesses have been accounted for as discontinued operations in 2001.  In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000.  All periods presented reflect the commercial information assurance and network monitoring businesses as discontinued operations.  Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

    Following is a table of all related balance sheet categories for each discontinued operation:

	As of June 30, 2002	As of December 31, 2001

Current assets of discontinued operations:
SureBeam	$44,421	$44,940
Commercial information technologies	17,599	21,209
Other	—	1,692

	$62,020	$67,841

Non-current assets of discontinued operations:
SureBeam	$70,821	$65,704
Commercial information technologies	7,659	49,902
Other	—	—

	$78,480	$115,606

Current liabilities of discontinued operations:
SureBeam	$17,383	$33,470
Commercial information technologies	5,651	8,952
Other	439	—

	$23,473	$42,422

Non-current liabilities of discontinued operations:
SureBeam	$—	$7,608
Commercial information technologies	86	562
Other	—	—

	$86	$8,170

Note (7) Debt

    On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of SureBeam, LinCom Wireless, Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries (except for SureBeam, LinCom Wireless, Sakon and our foreign subsidiaries).  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, which were comprised of the following at June 30, 2002:  a maximum debt to EBITDA (as defined) limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge ratio of 1.20 to 1 and a minimum net worth (as defined) of $445 million.  At June 30, 2002, the Company was in compliance with all financial covenants.  No funds were drawn initially on the revolver, which will be available to the Company for general corporate needs, including strategic acquisitions.  Additionally, the new facility excludes Titan’s ownership of SureBeam stock as collateral, which enabled Titan to spin-off SureBeam in accordance with Titan’s plans to do so.

    Related to Titan's extinguishment of its prior credit facility of $425 million with Credit Suisse First Boston, all deferred financing costs related to that agreement were written off during the quarter ended June 30, 2002, resulting in an extraordinary loss in the amount of $5.4 million including the effects of a tax benefit of $3.9 million, which has been reflected as an extraordinary item in the accompanying consolidated statements of operations.

    At June 30, 2002, total borrowings outstanding under the Company's primary credit facility were $350 million at a weighted average interest rate of 4.84%.  Commitments under letters of credit were $9.7 million at June 30, 2002, $8.7 million of which reduce availability of the working capital line.  Of the total borrowings, $3.5 million was short-term.  At June 30, 2002, the Company was in compliance with all financial covenants under its various debt agreements.

Note (8) Other Financial Information

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

    On March 1, 2002, the Company adopted a plan to eliminate and hold for sale certain of its commercial information technology operations within Cayenta and Titan Technologies in order to allow management to focus on operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations are now reported as a part of Titan Systems, and Cayenta’s remaining operations are being reported in Titan Technologies, which was formerly named Emerging Technologies and Businesses.  In accordance with Statement of Financial Accounting Standards No. 144, all current and prior year data have been restated to reflect the operations of Cayenta which have been eliminated and held for sale as discontinued operations, and the segment of Cayenta (Software Systems) is no longer reported as a separate segment.  Further, all prior period data have been restated to reflect the change in Titan’s segment reporting for the components previously reported as Cayenta that will be continued in Titan Systems and Titan Technologies.

    The following tables summarize revenues and operating profit (loss) by operating segment for the three and six month periods ended June 30, 2002 and 2001.  All segment operating profit and loss data reported on an historical basis and for the current year have been reported before Corporate overhead costs.

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Titan Systems	$334,952	$224,388	$639,804	$435,931
Titan Wireless	48,730	23,002	69,552	44,016
Titan Technologies	16,255	10,274	31,126	17,029

	$399,937	$257,664	$740,482	$496,976

Operating Profit (Loss):
Titan Systems	$27,396	$18,748	$51,464	$23,438
Titan Wireless	(4,186)	1,402	(5,083)	1,328
Titan Technologies	129	1,757	2,758	1,198
Cayenta headquarters costs	—	(2,915)	—	(20,022)
Exit charges and other	(1,833)	—	(3,319)	—

Segment operating profit before Corporate	21,506	18,992	45,820	5,942
Corporate	(5,372)	(4,503)	(10,037)	(9,008)

	$16,134	$14,489	$35,783	$(3,066)

    The operating income of the Titan Systems segment for the three and six month periods ended June 30, 2001 includes a planned $0.2 million and $12.2 million, respectively, restructuring charge related primarily to the integration of ACS and AverStar, acquired in 2000, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of certain facilities (see Note 3).  Also in the Titan Systems segment, deferred profit of $2.0 million and $1.1 million related to acquisitions in 2001, 2000 and 1999 was recognized in the three months ended June 30, 2002 and 2001, respectively, and $1.0 million and $1.8 million was recognized related to the same acquisitions in the six months ended June 30, 2002 and 2001, respectively.

    Operating income in the Titan Wireless segment in the three and six month periods ended June 30, 2001, includes restructuring charges of $0.5 million, as discussed in Note 3.

    Included in the acquisition and integration related charges is a charge of $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

    The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

    The following data summarize information relating to the per share computations for income (loss) before extraordinary item:
	Three months ended June 30, 2002			Three months ended June 30, 2001

	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$4,778			$2,367
Less preferred stock dividends	(173)			(173)
Effect of minority interests	93			51

Basic EPS:
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	4,698	77,119	$0.06	$2,245	53,663	$0.04
Effect of minority interests	(628)	—	(0.01)	—	—	—
Effect of dilutive securities:
Stock options and warrants	—	1,409	—	—	2,167	—

Diluted EPS:
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$4,070	78,528	$0.05	$2,245	55,830	$0.04

	Six months ended June 30, 2002			Six months ended June 30, 2001

	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$11,341			$(16,744)
Less preferred stock dividends	(345)			(345)
Effect of minority interests	(24)			1,124

Basic EPS:
Income (loss) from continuing operations extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	10,972	73,981	$0.14	$(15,965)	53,521	$(0.30)
Effect of minority interests	(2,366)	—	(0.03)	—	—	—
Effect of dilutive securities:
Stock options and warrants	—	1,495		—	—	—

Diluted EPS:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$8,606	75,476	$0.11	$(15,965)	53,521	$(0.30)

    The effect of the minority interests primarily represents the dilutive effect of outstanding stock options of Titan’s subsidiaries, notably Titan Systems.

    In the three months ended June 30, 2002, options and warrants to purchase approximately 1,214,800 shares of common stock at prices ranging from $21.35 to $40.00 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price.  Similarly, options to purchase approximately 1,361,400 shares of common stock at prices ranging from $20.04 to $47.50 per share, were not included in the computation of diluted EPS for the three month period ended June 30, 2001.

    In the six months ended June 30, 2002, options and warrants to purchase approximately 1,224,300 shares of common stock at prices ranging from $20.94 to $40.00 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price.  Options to purchase approximately 3,595,000 shares of common stock at prices ranging from $1.12 to $47.50 per share were not included in the computation of diluted EPS for the six month period ended June 30, 2001, due to the loss from continuing operations and/or the exercise price.

    Approximately 5,038,000 shares in 2002 and 2001 from the potential conversion of remarketable term income deferrable equity securities were not included in the computations as their effect was anti-dilutive.  Approximately 460,000 shares of common stock in 2002 and 2001 that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.

    Following are details concerning certain balance sheet data:

	June 30, 2002	December 31, 2001

Inventories:
Materials	$17,528	$15,720
Work-in-process	12,101	9,466
Finished goods	3,381	3,926

	$33,010	$29,112

    Supplemental disclosure of cash flow information:

	Six months ended June 30,

	2002	2001

Noncash investing and financing activities:
Issuance of stock for acquisitions	$134,611	$—
Extraordinary loss on early extinguishment of debt	5,408	—
Gain related to issuance of stock in subsidiary	—	52,025
Notes receivable in connection with sale of buildings	5,417	—
Shares contributed to employee benefit plans	3,605	324
Write-off of deferred compensation related to discontinued operations	629	—
Deferred compensation related to the issuance of stock options	133	—

Cash paid for interest	$19,242	$19,150
Cash paid for (provided by) income tax	1,128	1,335

Note (9) Commitments and Contingencies

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

Note (10) Related Party Transactions

    In connection with our SureBeam business, we have entered into a number of agreements with SureBeam, including a corporate services agreement pursuant to which we provided general corporate administrative support, facility space and related maintenance and occupancy services through a facilities allocation and a tax allocation agreement whereby in the event Titan offsets its taxable gains with SureBeam losses, Titan will compensate SureBeam in cash for the benefit it receives for use of SureBeam losses, when SureBeam demonstrates that it is able to utilize those losses or the losses would have otherwise expired.  The corporate services agreement terminated effective as of the spin-off distribution of SureBeam on August 5, 2002, and we will no longer provide these services to SureBeam.

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

    On August 5, 2002, as part of our commitment to extend a $50.0 million line of credit to SureBeam, Titan extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 (of which $10 million was borrowed during the second quarter) through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon certain minimum ratios of SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) as a percentage compared to target EBITDA amounts in SureBeam’s financial plan submitted to Titan, but subject to a maximum of $12.5 million per quarter in 2003.  As of August 11, 2002, SureBeam has borrowed $15 million under the credit facility.

    In addition, we have guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduces amounts available for future borrowing under the credit agreement.  SureBeam will pay us a monthly fee of 10% of the guaranteed monthly payments.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.

    SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  Interest is payable monthly beginning in January 2003.  The credit agreement contains affirmative and negative covenants, including covenants limiting SureBeam’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers.  The credit agreement, however, does not contain any financial covenants requiring SureBeam to maintain specific financial ratios.  The credit agreement is secured by a first priority lien on all of SureBeam’s assets.  We are required to collaterally assign our rights under this credit agreement and our security as well as the License Agreement to our senior lenders under our senior credit facility.

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

    In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of June 30, 2002, Titan has guaranteed approximately $1.3 million, or 19.9% of the loan balance.

    Wehavesubleasedto SureBeam approximately 70,522 square feet used for its service center in Los Angeles and several other operating facilities undersubleases that expire beyond the maturity date of the Credit Facility.  Generally, SureBeam is paying us sublease payments equal to our monthly expense under these leases plus a 10% markup.  SureBeam will continue to seek to have itself substituted as the direct lessee under each master lease so that the sublease can be terminated.

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

    If, subsequent to the individual's notice to participate and within 90 days (or such longer period agreed to by the Company in compliance with the Sarbanes-Oxley Act) after receiving the loan proceeds, the individual elects not to participate in the program or no life insurance policy is obtained, the loans are repaid with accrued interest thereon and the options are returned to the individual.  The loans mature on the death of the second to die of the participant and his/her spouse.  Under the program, to date the following conditional transactions have occurred, each still within the noted period for the individual to withdraw from the program and repay the loans:

•	Dr. Ray, Chairman of the Board and Chief Executive Officer: 222,380 options conditionally relinquished, $3,985,725 principal amount of loan, 5.48% interest per annum;

•	Mr. Fink, director: 15,000 options conditionally relinquished, $336,337.50 principal amount of loan, 5.48% interest per annum;

•	Mr. Alexander, director: 19,972 options conditionally relinquished, $499,999 principal amount of loan, 5.48% interest per annum.

    In connection with the same program, loans were conditionally made to Mr. Costanza, Senior Vice President, General Counsel and Secretary in the amount of $614,400, and Mr. Hanisee, director, in the amount of $220,184.  In June 2002, Mr. Costanza and Mr. Hanisee repaid the outstanding balance of their loans in full.  At June 30, 2002, the Company had other loans receivable from three officers of two of the Company's subsidiaries totaling $0.2 million.

Note (11) Subsequent Events

    On July 11, 2002, Titan announced that it would exit its international telecommunications business through a combination of selling and winding down its operation within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete the majority of these actions by the end of 2002.  Titan is in the process of determining the impact these actions will have to the carrying value of the assets of these businesses, as well as exit costs associated with infrastructure reductions including costs for employee terminations and excess facilities.  Such amounts will be recorded as a non-recurring charge in the third quarter of 2002.  Titan estimates that this after tax charge will not exceed $200 million.

THE TITAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Results of Operations

    During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations in order to allow management to focus on those operations with the most near term growth opportunities.  As a result, Cayenta’s federal government operations have become a part of Titan Systems and Cayenta’s remaining operations are being reported in Titan Technologies, formerly Titan’s Emerging Technologies and Businesses segment.  All commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  All prior period financial information has been restated to reflect the new segments.

    Consolidated.  Our consolidated revenues increased from $257.7 million and $497.0 million in the second quarter and first six months of 2001, respectively, to $400.0 million and $740.5 million in the second quarter and first six months of 2002, respectively.  Increased revenues were reported in our Titan Systems segment, primarily attributable to the acquisitions of BTG, Inc. in the fourth quarter of 2001, Datron in the third quarter of 2001 and Jaycor in the first quarter of 2002.  Increased revenues were also reported in our Titan Wireless segment, primarily attributable to the acquisition of GlobalNet, Inc. in March 2002 and in our Titan Technologies segment, primarily as a result of revenues generated on Titan’s contract with the United States Postal Service (USPS) to provide mail sanitization systems.

Revenues:

Three Months Ended June 30, 2002 and 2001:

    Titan Systems.   Titan Systems’ revenues increased from $224.4 million in the second quarter of 2001 to $334.9 million in the second quarter of 2002.  The acquisitions of BTG, Datron and Jaycor contributed approximately $97.0 million of the revenues in the second quarter of 2002, with the remaining increase in revenues driven by internal revenue growth generated in part from the start up of Titan’s enterprise information technology contract with the Special Operations Command, as well as several new contracts with the Air Force’s Electronic Systems Center, increased demand by the Naval Air Warfare Center, and increased demand for cryptology products, mini-DAMA terminals and continued work on the Prophet Program (the Army’s next generation signals intelligence system).  Comparable revenues for the second quarter of 2001 for BTG, Datron and Jaycor (which were not acquired until the fourth quarter of 2001, the third quarter of 2001 and the first quarter of 2002, respectively), were approximately $93.3 million.

    Titan Wireless.   Titan Wireless’ revenues increased from $23.0 million in the second quarter of 2001 to $48.7 million in the second quarter of 2002.  The acquisition of GlobalNet contributed approximately $28.2 million of the revenues in the second quarter of 2002.  Increased service revenues of approximately $3.3 million from Titan’s wholesale long distance business generated by Titan’s consolidated joint venture, Sakon LLC, were offset by a $5.7 million decrease in revenues generated by the systems integration business, primarily a result of decreased revenues recorded on Titan Wireless’ project in Benin to build a telecommunications system for its customer, the Office of Post and Telecommunication of Benin (“OPT”).

  Titan Technologies.  Titan Technologies revenues increased from $10.3 million in the second quarter of 2001 to $16.3 million in the second quarter of 2002.  The increase in 2002 is related primarily to revenues of approximately $6.6 million generated on Titan’s contract with the U.S. Postal Service to provide mail sanitization systems.

Six Months Ended June 30, 2002 and 2001:

    Titan Systems.   Titan Systems’ revenues increased from $435.9 million in the first six months of 2001 to $639.8 million in the first six months of 2002.  The acquisitions of BTG, Datron and Jaycor contributed approximately $177.3 million of the revenues in the first six months of 2002, with the remaining increase in revenues driven by internal revenue growth generated by strong demand from the Naval Air Warfare Center and the Air Force’s Electronic Systems Center and increased demand for cryptology products and mini-DAMA terminals and continued work on the Prophet Program.  Comparable revenues for the first six months of 2001 for BTG, Datron and Jaycor, were approximately $189.7 million.

    Titan Wireless.  Titan Wireless’ revenues increased from $44.0 million in the first six months of 2001 to $69.6 million in the first six months of 2002.  The acquisition of GlobalNet contributed approximately $28.2 million of the revenues in the first six months of 2002.  Increased service revenues of approximately $7.7 million from Titan’s wholesale long distance business generated by Titan’s consolidated joint venture, Sakon LLC, were offset by a $10.3 million decrease in revenues generated by the systems integration business, primarily a result of decreased revenues recorded on Titan Wireless’ project in Benin to build a telecommunications system for its customer, the OPT.

    Titan Technologies.  Titan Technologies revenues increased from $17.0 million in the first six months of 2001 to $31.1 million in the first six months of 2002.  The increase in 2002 is related primarily to revenues of approximately $11.6 million generated on Titan’s contract with the U.S. Postal Service to provide mail sanitization systems.

Selling, General and Administrative

    Our SG&A expenses increased from $42.1 million in the second quarter of 2001 to $54.2 million in the second quarter of 2002.  SG&A, as a percentage of revenues, decreased from 16.3% in the second quarter of 2001 to 13.6% in the second quarter of 2002.  SG&A increased from $88.1 million in the first six months of 2001 to $97.0 million for the same period in 2002, reflecting a decrease as a percentage of revenues from 17.7% in the first six months of 2001 to 13.1% in the first six months of 2002.  Included in SG&A was amortization of goodwill of $3.9 million and $7.6 million for the three months and six months ended June 30, 2001, and amortization of purchased intangibles of $1.3 million and $2.7 million for the three months and six months ended June 30, 2002, and deferred compensation of $1.1 million and $2.1 million in the quarter and six months ended June 30, 2001 and $1.4 million and $2.4 million in the quarter and six months ended June 30, 2002.  Excluding the amortization of goodwill and purchased intangibles and deferred compensation, SG&A decreased from 14.4% in the quarter ended June 30, 2001 to 12.9% in the quarter ended June 30, 2002, and from 15.8% in the six months of 2001 to 12.4% in the six months of 2002.  The decreases in 2002 are in part attributable to certain cost reductions that were made during 2001, as well as due to a difference in the methodology of the classification of operating costs reported as costs of sales versus sales, general & administrative costs, as defined by the acquired company BTG’s stated disclosure statement with its appropriate government customers.  We expect to conform BTG’s disclosure statement and classification of operating costs to those classifications used by Titan by the end of 2002.

Research and Development

    Our R&D expenses increased from $3.4 million and $6.8 million in the second quarter and first six months of 2001, respectively, to $5.7 million and $10.6 million in the second quarter and first six months of 2002, respectively.  The increase in 2002 is primarily attributable to increased development expenses of approximately $4.3 million for the six months ended June 30, 2002, incurred in LinCom Wireless.  As a percentage of revenues, R&D expenses remained fairly flat at approximately 1.4% for all periods in 2001 versus the comparable periods in 2002.

Acquisition and Integration Related Charges and Other

Fiscal 2001 Charges

    Acquisition and integration related charges and other of $0.7 million and $28.4 million in the second quarter and first six months of 2001, respectively, were comprised of costs of $12.4 million incurred in the six months of 2001 primarily related to the integration of ACS and AverStar, and a realignment of business around its major categories of customers, which together resulted in personnel reductions and the closing of several facilities.  Included in these costs is approximately $3.3 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Titan Systems segment.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan’s acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

    Also included in the acquisition and integration related charges and other for the six months ended June 30, 2001 is a charge of $0.5 million of employee termination costs in the Titan Wireless segment related to certain organizational changes within that business unit and the elimination of the internal product development group.

    Also included in the acquisition and integration related charges is a charge of $0.5 million and $15.5 million for the three and six months ended June 30, 2001, respectively, related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of $0.8 million.  As a result of management’s evaluation of the recoverability of all of the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta’s network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta’s investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Exit Charges and Other

    Included in the exit charges and other is a charge of $1.8 million and $3.3 million for the three and six months ended June 30, 2002, related to the shut-down of Cayenta’s headquarters office.  These charges primarily include employee termination costs and lease commitment costs.

Operating Profit (Loss)

    Consolidated.  Our operating profit improved from operating profit of $14.5 million in the three months ended June 30, 2001 to $16.1 million in the three months ended June 30, 2002, and improved from an operating loss of $3.1 million in the first six months of 2001 to operating income of $35.8 million in the first six months of 2002.  Included in the 2001 operating results is a charge of $0.7 million and $28.4 million in the three and six months ended June 30, 2001, respectively, for acquisition and integration related charges and other, and a charge of $1.8 million and $3.3 million in the three and six months ended June 30, 2002, respectively, for certain exit charges related to the Cayenta headquarters office.  In addition, amortization of goodwill of $3.9 million and $7.6 million for the three and six months ended June 30, 2001, and amortization of purchased intangibles of $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively, and deferred compensation of $1.1 million and $2.1 million in the three and six months ended June 30, 2001, respectively, and $1.4 million and $2.4 million for the three and six months ended June 30, 2002, respectively, are included in operating profit.  Excluding these charges and costs, operating profit increased from $20.2 million and $35.1 million in the quarter and first six months ended June 30, 2001, respectively, to $20.7 million and $44.2 million in the quarter and first six months ended June 30, 2002, respectively.  Increased operating profit was primarily attributed to the increase in revenues discussed previously.

    Segment Operating Profit.   Operating profit reported by business segment includes substantially all of the segment’s costs of operations and administration.  The segment performance is based upon profit or loss before interest expense, income taxes, and before allocated costs of corporate overhead.  Corporate overhead may include, among other things, costs for financial accounting, marketing, administrative and legal activities incurred by Titan.  Also included in segment operating profit for the quarter and six months ended June 30, 2001, are overhead and administrative costs associated with the previous corporate headquarters and network operations center of Cayenta, which were eliminated in the first quarter of 2002, when certain components of Cayenta were discontinued.  Included in these costs for the Cayenta headquarters are certain charges of $0.5 million and $15.5 million for the three and six months ended June 30, 2001, respectively, related to the impairment of assets of Cayenta’s network operations center and the restructuring of the Cayenta headquarters which are included in the acquisition and integration related charges for the year ended December 31, 2001.  Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of those segments if prepared on a stand-alone basis.  The discussion of segment operating profit below includes only the operating profits for each of our business segments and does not include separate discussion of our corporate overhead.

Segment Operating Profit:

Three Months Ended June 30, 2002 and 2001:

    Titan Systems.  Titan Systems' operating profit increased from $18.7 million in the second quarter of 2001 to $27.4 million in the second quarter of 2002.  Included in the 2001 operating results is an integration and acquisition related charge of $0.2 million and amortization of goodwill of $2.5 million.  Included in the 2002 operating results is amortization of purchased intangibles of $1.3 million and deferred compensation of $0.4 million, relating to the acquisition of BTG.  Excluding the charges and the amortization of goodwill and purchased intangibles and deferred compensation, operating profit increased from $21.4 million in the second quarter of 2001 to $29.2 million in the second quarter of 2002.  The increase in operating profit was primarily a result of the increased revenues discussed previously.

    Titan Wireless.  Titan Wireless’ operating performance decreased from operating income of $1.4 million in the second quarter of 2001 to an operating loss of $4.2 million in the second quarter of 2002.  Included in the 2001 operating income was $0.4 million amortization of goodwill. Excluding the amortization of goodwill, operating profit decreased from operating income of $1.8 million in the second quarter of 2001 to an operating loss of $4.2 million in the second quarter of 2002.  Although revenues were up over the prior year, reduced operating margins were caused in large part by certain competitors of our long distance business that are now in bankruptcy or undergoing significant reorganizations, that have sought to generate revenue by reducing pricing, thereby creating significant margin pressure.

    Titan Technologies.  Titan Technologies operating profit decreased from $1.8 million in the second quarter of 2001 to $0.1 million in the second quarter of 2002.  The operating profits in 2002 were impacted by increased development expenses in LinCom Wireless.  The second quarter of 2001 operating results include approximately $1.0 million of amortization of goodwill.  Excluding the impact of the amortization of goodwill in 2001, operating profit decreased from $2.8 million in the second quarter of 2001 to $0.1 million in the second quarter of 2002.

Six Months Ended June 30, 2002:

    Titan Systems.  Titan Systems' operating profit increased from $23.4 million in the first six months of 2001 to $51.5 million in the first six months of 2002.  Included in the 2001 operating results is an integration and acquisition related charge of $12.4 million and amortization of goodwill of $4.8 million.  Included in the 2002 operating results is amortization of purchased intangibles of $2.7 million and deferred compensation of $0.4 million.  Excluding the charges and the amortization of goodwill and purchased intangibles and deferred compensation, operating profit increased from $40.7 million in the first six months of 2001 to $54.6 million in the first six months of 2002.   The increase in operating profit was primarily a result of the increased revenues discussed previously.

    Titan Wireless.  Titan Wireless’ operating performance decreased from operating income of $1.3 million in the first six months of 2001 to an operating loss of $5.1 million in the first six months of 2002.  Included in the 2001 operating income was $0.8 million amortization of goodwill and an integration and acquisition related charge of $0.5 million.  Excluding the charge and amortization of goodwill, operating profit decreased from operating income of $2.7 million in the first six months of 2001 to an operating loss of $5.1 million in the second quarter of 2002.  Although revenues were up over the prior year, reduced operating margins were caused in large part by certain competitors of our long distance business that are now in bankruptcy or undergoing significant reorganizations, that have sought to generate revenue by reducing pricing, thereby creating significant margin pressure.

    Titan Technologies.  Titan Technologies operating profit increased from $1.2 million in the first six months of 2001 to $2.8 million in the first six months of 2002.  The operating profits in 2002 were impacted by the increase in revenues discussed previously, offset by increased development expenses in LinCom Wireless.  The first six months of 2001 operating results include approximately $2.0 million of amortization of goodwill.  Excluding the impact of the amortization of goodwill in 2001, operating profit decreased from $3.2 million in the first six months of 2001 to $2.8 million in the first six months of 2002.

Interest Expense, Net

    Our net interest expense decreased from $10.1 million and $18.8 million in the second quarter and first six months of 2001, respectively, to $7.8 million and $16.1 million in the second quarter and first six months of 2002, respectively.  Net interest expense decreased primarily as a result of reduced effective interest rates.  Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $341.6 million and $349.7 million for the three and six months ended June 30, 2002, respectively, at weighted average rates of 5.3% and 5.2%, respectively, compared to $348.7 million and $334.9 million in the three and six months ended June 30, 2001, respectively, at weighted average interest rates of 8.3% and 8.6%, respectively.

Income Taxes

    Consolidated income taxes reflect effective rates of a provision rate of 46% and a benefit rate of 23% in the quarter and six months ended June 30, 2001, respectively, compared to a provision rate of 42% in the quarter and six months ended June 30, 2002.  The reduced rate for the tax benefit in 2001 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

Net Income (Loss)

    In the quarter and six months ended June 30, 2001, we reported a net loss of $7.8 million and $67.7 million, respectively, compared to a net loss of $11.8 million and $45.4 million in the quarter and six months ended June 30, 2002.  Loss from discontinued operations was $10.4 million and $55.6 million in the quarter and six months ended June 30, 2001, respectively, compared to a loss of $11.1 million and $11.2 million in the quarter and six months ended June 30, 2002, respectively.   Included in the loss from discontinued operations in 2001 was approximately $42.1 million of a net loss from the Company’s SureBeam operations, which included approximately $38.9 million of deferred compensation related to the initial public offering of SureBeam in March 2001.  Included in the loss from discontinued operations for the three and six months ended June 30, 2002, is approximately $11.0 million related to SureBeam, which includes current net losses of approximately $4.6 million, net of the application of the remaining accrued losses and an accrual for estimated net losses and spin-off expenses expected to be incurred by SureBeam through the spin-off date of August 5, 2002.

    The Company is currently in the process of selling its AverCom business.  Based upon the outcome of this process, once the Company has obtained a reasonable determination of fair value, it will determine if there is an impairment in value.  Management anticipates that it will have a reasonable determination of fair value during the third quarter of 2002.

Liquidity and Capital Resources

    We generated approximately $38.1 million cash from our continuing operations during the six months ended June 30, 2002, resulting from income from continuing operations coupled with a reduction of receivable balances of $50.6 million, partially offset by decreases in other working capital components.  Our investing activities generated net cash of approximately $3.6 million, resulting from net cash acquired of approximately $30.0 million, primarily from the Jaycor acquisition which closed in late March 2002, offset by investments and capital expenditures.  Financing activities provided $7.1 million, primarily from an increase in our line of credit borrowings.

    At June 30, 2002, total borrowings under our credit facility were $350 million at a weighted average interest rate of 4.84%.  Commitments under letters of credit were $9.7 million at June 30, 2002, $8.7 million of which reduce availability of our working capital line, resulting in $126.3 million of availability on our working capital line at June 30, 2002.  Of the total borrowings, $3.5 million was short-term.

   We generated approximately $38.1 million cash from our continuing operations during the six months ended June 30, 2002, resulting from income from continuing operations coupled with net source resulting from changes in working capital, with the most notable source of $50.6 million from a reduction in accounts receivables.  Our investing activities generated net cash of approximately $3.6 million, resulting from net cash acquired of approximately $30.0 million, primarily from the Jaycor acquisition which closed in late March 2002, offset by investments and capital expenditures.

    Our financing activities generated cash of $7.1 million, primarily reflecting additions to debt of $20.0 million, resulting from the Company’s new credit facility, as well as the payment of deferred financing costs of $8.7 million for the Company’s new credit facility.  Proceeds of $7.1 million were received from the exercise of stock options.

    On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of SureBeam, LinCom Wireless, Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries.  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, which were comprised of the following at June 30, 2002:  a maximum debt to EBITDA limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge ratio of 1.20 to 1 and a minimum net worth (as defined) of $445 million.  At June 30, 2002, the Company was in compliance with all financial covenants.  No funds were drawn initially on the revolver, which will be available to the Company for general corporate needs, including strategic acquisitions.  Additionally, the new facility excludes Titan’s ownership of SureBeam stock as collateral, which enabled Titan to spin-off SureBeam in accordance with Titan’s plans to do so.

    On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000.  The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project.  The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000.  Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa have collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels, which occurred in mid 2002.  The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for.  As of June 30, 2002, approximately $40.5 million was drawn on this facility, which has been reflected as Non-recourse debt in the accompanying consolidated balance sheet and approximately $87.7 million has been reflected as Long-term contract receivables, related to the gross amount due from the OPT on the contract.  The $40.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  In October 2000, we collected an $18 million progress payment from an African group related to the construction financing of this project.  As of June 30, 2002, the outstanding receivable balance, net of the non-recourse debt, due on this contract was approximately $47.2 million.  Management believes that the appropriate insurance policies are in place to cover risk related to loss in Benin and certain other foreign countries.

    In relation to our investment in Ivoire Telecom, we provided equipment with an approximate aggregate value of $4.5 million and we committed to provide up to a maximum of $35 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network. At March 31, 2002, this maximum commitment has been substantially funded, resulting in an investment balance of approximately $50.0 million, which includes our initial equity investment of approximately $10.5 million and equipment we provided. Our investment is reflected in Other Assets in the accompanying consolidated balance sheet. In addition, in connection with our agreement to acquire an additional 30.0% equity interest in Sakon, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remaining $3.75 million was paid in July 2002.

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

    On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan filed the letter ruling request, and received a favorable determination in May 2002.  Titan announced a completed spin-off on August 5, 2002.  Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) Titan provides to SureBeam a $50 million senior secured line of credit, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

    On August 5, 2002, as part of our commitment to extend a $50.0 million line of credit to SureBeam, Titan extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002 (which $10 million was borrowed in the second quarter), up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon certain minimum ratios of SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) as a percentage compared to target EBITDA amounts in SureBeam’s financial plan submitted to Titan, but subject to a maximum of $12.5 million per quarter in 2003.  As of August 11, 2002, SureBeam has borrowed $15 million under the credit facility.

    In addition, we have guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduces amounts available for future borrowing under the credit agreement.  SureBeam will pay us a monthly fee of 10% of the guaranteed monthly payments.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.

    SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  Interest is payable monthly beginning in January 2003.  The credit agreement contains affirmative and negative covenants, including covenants limiting SureBeam’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers.  The credit agreement, however, does not contain any financial covenants requiring SureBeam to maintain specific financial ratios.  The credit agreement is secured by a first priority lien on all of SureBeam’s assets.  We are required to collaterally assign our rights under this credit agreement and our security as well as the License Agreement to our senior lenders under our senior credit facility.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our expectations regarding our continuing funding for the advancement of our strategic goals, including acquisitions, the Company’s expectation that it will be able to determine what, if any, impairment charges are required on AverCom in the third quarter, expectations regarding the operations of Titan Wireless, that it believes that it will be able to complete planned exit actions in Titan Wireless, that it will eliminate future operating losses in Titan Wireless, that the Company will be able to sell or dispose of any assets which are not material to its core business, and management’s belief as to the outcome of pending litigation or claims and any other expressions of belief, expectation, anticipation, plan, strategies, intention, possibilities or elections, including statements of events or contingencies that may or could occur or similar statements.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements.  These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and in the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on August 8, 2002, including its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, that the Government will fund, continue to make awards or exercise options, and issue task orders against the potential funding ceiling of contracts, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1. Legal Proceedings.

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

    In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies.  Further, we are subject to claims and from time to time are named as defendants in various types of legal proceedings.  We may also assert claims from time to time.  In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect our financial position or results of operations taken as a whole.  However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or our cash flows in a future period.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 16, 2002, the following matters were submitted and approved by shareholders:

1.	Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

	Affirmative	Negative/Abstaining

Michael B. Alexander	68,965,922	782,959
Edward H. Bersoff, Ph.D.	68,980,511	768,370
Joseph F. Caliguiri	68,980,190	768,691
Peter A. Cohen	68,979,004	769,877
Daniel J. Fink	68,985,366	763,515
Susan Golding	68,982,486	766,395
Robert M. Hanisee	68,985,466	763,415
Robert E. La Blanc	68,985,366	763,515
Gene W. Ray, Ph.D.	68,982,744	766,137
James Roth	68,984,366	764,515
Joseph R. Wright. Jr.	68,985,466	763,415

2.	Ratification of Selection of KPMG LLP as the Company's Auditors.

Affirmative Votes	68,759,027
Negative Votes	913,005
Abstaining and broker non-votes	76,848

3.	Adoption of The Titan Corporation 2002 Employee Stock Purchase Plan.

Affirmative Votes	41,746,332
Negative Votes	2,369,485
Abstaining and broker non-votes	202,582

4.	Adoption of The Titan Corporation 2002 Employee and Director Stock Option and Incentive Plan.

Affirmative Votes	36,405,656
Negative Votes	7,586,623
Abstaining and broker non-votes	326,122

Item 6. Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	99.1	Certification

b.	During the three months ended June 30, 2002, and through the date of this filing, the Company filed the following Forms 8-K and 8-K/A:

(1)

Current report on Form 8-K/A dated March 21, 2002, to provide the required pro forma financial information giving effect to the GlobalNet and Jaycor acquisitions, which were completed on March 21, 2002.

(2)

Current report on Form 8-K dated April 15, 2002, to report a change in Registrant’s certifying accountant from Arthur Andersen LLP to KPMG LLP, to serve as the Company’s principal public accountants for fiscal year 2002.

(3)

Current report on Form 8-K dated May 23, 2002 and filed June 4, 2002 and current report on Form 8-K/A dated May 23, 2002 and filed June 21, 2002, to report that the Company had entered into a Senior Secured Credit Agreement for $485 million of financing from a syndicate of 68 institutions and commercial banks, with Wachovia Securities as sole head Arranger, the Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents.  The filings included the Senior Secured Credit Agreement and attachments dated as of May 23, 2002, and the Company’s Press Release dated June 3, 2002.

	(4)	Current report on Form 8-K/A dated May 23, 2002 and filed August 9, 2002, to provide as an exhibit Annex I to Exhibit D to the Registrant’s Senior Secured Credit Agreement previously filed.

(5)

Current report on Form 8-K dated June 24, 2002, to report a change in Registrant’s certifying accountant from Arthur Andersen LLP to KPMG LLP for fiscal year 2002, and to report that the Administrative Committee of the Titan Corporation Consolidated Retirement Plan has engaged KPMG to provide audit services related to the plan.

(6)

Current report on Form 8-K dated June 24, 2002, to report a change in Registrant’s certifying accountant from Arthur Andersen LLP to KPMG LLP for fiscal year 2002, and to report that the Administrative Committee of the AverStar, Inc. Profit Sharing and Savings Plan has engaged KPMG to provide audit services related to the plan.

(7)

Current Report on Form 8-K dated July 30, 2002, to report that the Company announced the ratio of SureBeam Corporation shares owned by the Company to the number of Company common shares outstanding.  The ratio will be used to determine the SureBeam Corporation dividend to be received by the holders of Titan common stock in connection with the tax-free spin-off of SureBeam Corporation by the Company.  The distribution date will be August 5, 2002.

THE TITAN CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2002	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President, Chief Financial Officer
	By:	/s/ DEANNA J. HOM

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
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.

THE TITAN CORPORATION SIGNATURES