Form 10-Q
period 2002-09-30
TITAN CORP
filed 2002-11-14
CIK 32258

QuickLinks — Click here to rapidly navigate through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      The number of shares of registrant's common stock outstanding at November 1, 2002, was 78,022,197.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues	$352,819	$237,158	$1,012,798	$681,518

Costs and expenses:
Cost of revenues	286,977	181,619	817,161	524,561
Selling, general and administrative expense	60,699	38,712	137,429	113,295
Research and development expense	3,954	2,953	7,051	7,147
Exit and restructuring charges and other (Note 3)	46,743	—	50,062	—
Acquisition and integration related charges and other (Note 4)	—	—	—	27,847

Total costs and expenses	398,373	223,284	1,011,703	672,850
			1,095
Operating profit (loss)	(45,554)	13,874	1,095	8,668
Interest expense	(8,262)	(9,042)	(24,270)	(28,605)
Interest income	565	745	816	1,294

Income (loss) from continuing operations before income taxes, minority interests, extraordinary loss and cumulative effect of change in accounting principle	(53,251)	5,577	(22,359)	(18,643)
Income tax provision (benefit)	(19,735)	2,710	(6,918)	(4,565)

Income (loss) from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	(33,516)	2,867	(15,441)	(14,078)
Minority interests	—	70	—	4,729

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(33,516)	2,937	(15,441)	(9,349)
Loss from discontinued operations, net of tax benefit (Note 6)	(191,782)	(41,728)	(209,729)	(97,117)
Extraordinary loss from early extinguishment of debt, net of tax benefit	—	—	(5,408)	—
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations) (Note 5)	—	—	(40,111)	—

Net loss	(225,298)	(38,791)	(270,689)	(106,466)
Dividend requirements on preferred stock	(172)	(172)	(517)	(517)

Net loss applicable to common stock	$(225,470)	$(38,963)	$(271,206)	$(106,983)

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$0.04	$(0.21)	$(0.24)
Loss from discontinued operations, net of tax benefit	(2.46)	(0.67)	(2.79)	(1.75)
Extraordinary loss from early extinguishment of debt, net of tax benefit	—	—	(0.07)	—
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	—	(0.53)	—

Net loss	$(2.89)	$(0.63)	$(3.60)	$(1.99)

Weighted average shares	77,820	60,986	75,270	56,019

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$0.04	$(0.21)	$(0.24)
Loss from discontinued operations, net of tax benefit	(2.46)	(0.65)	(2.79)	(1.75)
Extraordinary loss from early extinguishment of debt, net of tax benefit	—	—	(0.07)	—
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	—	(0.53)	—

Net loss	$(2.89)	$(0.61)	$(3.60)	$(1.99)

Weighted average shares	77,820	62,847	75,270	56,019

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001

Assets

Current Assets:
Cash and cash equivalents	$39,098	$18,621
Restricted cash	1,104	—
Accounts receivable—net	304,534	347,507
Inventories	30,586	23,922
Prepaid expenses and other	18,276	15,198
Deferred income taxes	27,750	53,941
Current assets of discontinued operations	51,627	106,075

Total current assets	472,975	565,264

Property and equipment — net	56,114	61,440
Goodwill	462,202	401,411
Other assets — net	95,496	77,666
Deferred income taxes	110,498	—
Non-current assets of discontinued operations	103,893	346,138

Total assets	$1,301,178	$1,451,919

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under credit facility	$3,500	$12,813
Accounts payable	59,761	68,648
Acquisition debt	—	2,000
Current portion of long-term debt	776	1,275
Accrued compensation and benefits	76,257	66,473
Other accrued liabilities	78,378	65,309
Income taxes payable	909	1,174
Current liabilities of discontinued operations	60,865	68,960

Total current liabilities	280,446	286,652

Long-term portion of amounts outstanding under credit facility	346,500	317,187

Other long-term debt	2,322	5,612

Other non-current liabilities	67,387	44,462

Non-current liabilities of discontinued operations	46,112	51,025

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Minority interests	—	23

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 689,354 and 689,678 shares issued and outstanding	689	690
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 78,244,249 and 70,128,582 shares	782	701
Capital in excess of par value	647,580	588,184
Deferred compensation	(11,631)	(34,519)
Retained earnings (accumulated deficit)	(328,445)	(57,239)
Accumulated other comprehensive income	105	128
Treasury stock (245,750 and 372,050 shares), at cost	(669)	(987)

Total stockholders' equity	308,411	496,958

Total liabilities and stockholders' equity	$1,301,178	$1,451,919

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Nine months ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(15,441)	$(9,349)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities, net of effects of businesses acquired and sold:
Depreciation and amortization	16,222	16,449
Write-offs due to asset impairments	—	14,919
Deferred income taxes and other	819	(7,590)
Minority interests	—	(4,729)
Deferred compensation	24,851	3,189
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	73,309	(199)
Inventories	(5,903)	(3,501)
Prepaid expenses and other assets	(6,316)	1,025
Accounts payable	(12,449)	(13,255)
Accrued compensation and benefits	4,503	9,081
Income taxes payable	(278)	(371)
Other liabilities	42,909	(6,195)

Net cash provided by (used for) continuing operations	122,226	(526)

Loss from discontinued operations	(209,729)	(97,117)
Minority interest attributable to discontinued operations	(130)	(10,968)
Issuance of stock in subsidiaries	172	60,901
Deferred compensation charge attributable to discontinued operations	7,780	49,155
Changes in net assets and liabilities of discontinued operations	84,024	(88,783)

Net cash used for discontinued operations	(117,883)	(86,812)

Net cash provided by (used for) operating activities	4,343	(87,338)

Cash Flows from Investing Activities:
Capital expenditures	(13,657)	(10,448)
Acquisition of businesses and other equity interests, net of cash acquired	27,856	(14,969)
Proceeds from sale of investments and business	6,917	3,217
Advances to SureBeam on line of credit	(20,000)	—
Other investments	(4,446)	(6,522)
Other	6,219	(356)

Net cash provided by (used for) investing activities	2,889	(29,078)

Cash Flows from Financing Activities:
Additions to debt	20,000	84,375
Retirements of debt	(4,441)	(718)
Issuance of stock by subsidiaries	19	21
Deferred financing costs	(8,848)	(1,614)
Increase in restricted cash	(1,104)	—
Dividends paid	(517)	(517)
Proceeds from stock issuances	8,269	142,508
Other	(110)	125

Net cash provided by financing activities	13,268	224,180

Effect of exchange rate changes on cash	(23)	57

Net increase in cash and cash equivalents	20,477	107,821
Cash and cash equivalents at beginning of period	18,621	5,846

Cash and cash equivalents at end of period	$39,098	$113,667

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen-sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total

Nine Months Ended September 30, 2002
Balances at December 31, 2001	$690	$701	$588,184	$(34,519)	$(57,239)	$128	$(987)	$496,958
Spin-off of SureBeam			(124,722)	19,318				(105,404)
Issuance of stock for acquisitions		68	139,277				312	139,657
Exercise of stock options and other	(1)	9	8,261					8,269
Deferred compensation related to the issuance of stock options			29,690	(29,690)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				32,631				32,631
Foreign currency translation adjustment						(23)		(23)
Shares contributed to employee benefit plans		4	7,519				6	7,529
Dividends on preferred stock - Cumulative convertible, $.75 per share					(517)			(517)
Net loss					(270,689)			(270,689)

Balances at September 30, 2002	$689	$782	$647,580	$(11,631)	$(328,445)	$105	$(669)	$308,411

Nine Months Ended September 30, 2001
Balances at December 31, 2000	$690	$541	$191,358	$(13,882)	$(9,960)	$108	$(1,439)	$167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisition		23	44,909					44,932
Exercise of stock options and other		10	6,416				(100)	6,326
Deferred compensation related to the issuance of stock options			78,604	(78,604)				—
Amortization of deferred compensation				52,344				52,344
Foreign currency translation adjustment						57		57
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			595				840	1,435
Dividends on preferred stock - Cumulative convertible, $.75 per share					(517)			(517)
Net loss					(106,466)			(106,466)

Balances at September 30, 2001	$690	$654	$457,984	$(40,142)	$(64,918)	$165	$(699)	$353,734

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

Recent Developments

      In August 2002, Titan made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144 (see Note 6).

      On July 11, 2002, Titan announced that it would exit all of its international telecommunications business through a combination of selling and winding down its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete the majority of these actions by the end of 2002.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144 (see Note 6).

      During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In accordance with SFAS No. 144, all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements (see Note 6).

      As a result of Titan’s decision in the third quarter of 2002 to exit substantially all of its remaining commercial businesses and because most of Titan’s remaining operations are its government businesses, Titan is no longer reporting the results of operations by segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Also, as a result of these decisions, the Company merged its Titan Systems Corporation subsidiary, which encompassed its primary government businesses, into The Titan Corporation on September 25, 2002 (see Note 9).

Recent Accounting Pronouncements

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

      Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 in the first quarter of 2002.  As a result of the timing of the effective date of SFAS No. 144, the Company has reported the discontinuance of its SureBeam segment under the provisions of APB No. 30 and the discontinuance of certain components discussed in Note 6 in accordance with SFAS No. 144 as of January 1, 2002.

      The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions.  The Company does not expect implementation to have a significant effect on its results of operations.  However, the loss from the current extinguishment of the Company’s credit facility, which was appropriately recorded as an extraordinary item in accordance with APB No. 30, will be reclassified to income from continuing operations in 2003 when the Company adopts SFAS No. 145.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  Under current rules, companies can record a liability for restructuring costs when a commitment to a plan of action is made.  SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.  Titan does not intend to adopt SFAS No. 146 until after December 31, 2002.

Note (2) Acquisitions and Investment

      On September 12, 2002, the Company completed the acquisition of 100% of the outstanding shares of Wave Science, Inc., a privately held designer of radio components and communication systems, for a purchase price of approximately $8.5 million in cash, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration of up to $3.0 million may be paid based on achieving certain revenue and profit margin targets for the two-year period beginning January 1, 2002 through December 31, 2003, and additional consideration of up to $1.0 million may be paid based on the receipt of certain contract awards through December 31, 2004.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business, particularly the addition of Wave Science’s experienced engineering team.  The transaction was accounted for as a purchase.  The excess of the purchase price over the estimated fair market value of the net assets acquired was approximately $7.4 million, and has been recorded as goodwill.  Operating results of Wave Science are reported in operating results from September 13, 2002.

      On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  At the closing, Titan issued approximately 4,919,500 shares of Titan common stock for all the outstanding shares of common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for the purchase consideration became fixed.  Jaycor's operations are reported in our operating results from March 22, 2002.  The excess of the $99.6 million purchase price over the estimated fair market value of the net assets acquired ($57.6 million) was approximately $42.0 million.  The transaction was accounted for as a purchase.  In April 2002, the Company had an independent valuation completed by Bearing Point (formerly KPMG Consulting, Inc.), to assist management in its purchase price allocation for the Jaycor acquisition.  The independent valuation was the basis for the Company’s allocation of $38.1 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which will be amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.  The transaction value was increased by approximately $3.9 million to an aggregate total of $103.5 million to reflect an additional 173,099 shares issued in July to cover certain costs of the shareholders of Jaycor, and an additional 20,948 shares issued in July and August 2002 related to certain working capital adjustments.  The additional purchase price of $3.9 million was accounted for as an increase to goodwill resulting in a final allocation to goodwill of $42.0 million.

      Following is unaudited condensed balance sheet information for Jaycor at the date of acquisition (amounts in millions):

Jaycor

Cash	$36.0
Accounts receivable	28.4
Other current assets	2.2
Property, plant and equipment	4.0
Non-current assets	1.1

Total assets	71.7

Accounts payable	3.2
Other current liabilities	10.6
Non-current liabilities	0.3

Total liabilities	14.1

Net assets (liabilities)	$57.6

      On February 23, 2002, and as amended on July 3, 2002, Titan entered into a definitive agreement to acquire Science and Engineering Associates, Inc. ("SEA"), a New Mexico based privately-held provider of engineering and information technology services and specialized laser, sensor, and imaging products for approximately $78.1 million in Titan common stock less a $3.9 million holdback, which is subject to the satisfaction of certain indemnification obligations for approximately a one year period following the closing date.  In addition, a potential $3.9 million earn-out may be paid to the SEA shareholders upon the attainment of certain operating performance targets during the period from July 1, 2002 through June 30, 2003.  The exchange ratio and the number of shares of Titan stock will be determined based upon the average closing sale prices of Titan common stock over the 20 consecutive trading days ending on the day prior to the closing date.  A special meeting of the SEA shareholders will take place approximately twenty (20) business days following the proxy mailing to vote on the merger transaction.  The special meeting has not yet been scheduled, but is expected to be held in the near future, and the transaction is expected to close shortly thereafter.

      On February 22, 2002, Titan completed the acquisition of International Systems, LLC, which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  The purchase price, which aggregated approximately $1.8 million, was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration may be paid based on the receipt of certain contract awards and the achievement of defined earnings levels on all contracts generated by International Systems, which consideration may be satisfied with cash or Titan common stock.  In July 2002, 100,000 shares of Titan stock valued at $1.2 million were issued based on the receipt of certain of these contract awards.  The value of the shares was recorded as an increase to goodwill.  Up to an aggregate maximum of 350,000 additional shares of common stock may be issued as additional consideration based on the receipt of future contract awards.  In October 2002, under the provisions of the original purchase agreement, Titan advanced $0.8 million to a former principal shareholder of International Systems.  Such advance is evidenced by a promissory note which is secured by the shareholder’s purchase consideration of Titan shares and shares issuable upon achievement of certain milestones as provided under the original purchase agreement.  The note bears interest at 6 percent per annum, commencing in October 2003.  The operations of International Systems are reported in our operating results from February 23, 2002.  The transaction was accounted for as a purchase, and goodwill of $4.3 million has been recorded.

      On November 27, 2001, Titan completed the acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies.  In connection with the determination of the fair value of assets acquired and pursuant to the provisions of SFAS No. 141, “Business Combinations,” the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $5.5 million.  This adjustment has been reflected in the consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company.  The Company recognized approximately $0.5 million and $1.1 million of this allowance in the three and nine months ended September 30, 2002, respectively, as a reduction of costs, with the remaining $3.8 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2005.

      On September 28, 2001, Titan completed the acquisition of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets.  In connection with the determination of fair value of assets acquired and pursuant to the provisions of SFAS No. 141, the Company has valued contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $1.4 million.  This adjustment has been reflected in the accompanying consolidated balance sheet as additional purchase price allocated to the fair value of the assets and liabilities acquired by the Company.  The Company recognized approximately $0.1 million and $0.5 million of this allowance in the three and nine months ended September 30, 2002, respectively, as a reduction of costs, with the remaining $0.1 million to be recorded as a reduction of costs in future periods as work on certain contracts is performed, which is estimated to continue through fiscal 2002.

      In June 2000, e-tenna Corporation was formed to facilitate the transfer of an antenna technology originally designed for government and military customers to the commercial wireless market.  Titan's initial investment of approximately $0.6 million in e-tenna in 2000 consisted of its contribution of certain intellectual property and patents.  As of December 31, 2001, Archery Capital and other investors invested a total of $9.9 million for common and voting preferred stock, and Titan invested $5.8 million in non-voting preferred stock and $0.4 million in common stock.  During the first quarter of 2002, Titan paid $1.9 million in satisfaction of its commitment to acquire additional non-voting preferred stock.  As of September 30, 2002, Titan's investment of approximately $7.6 million is included in the accompanying consolidated balance sheet in Other Assets, and is reflected under the cost method.  During the first quarter and most of the second quarter of 2002, Titan's investment in e-tenna approximated 58.7% of the total equity of e-tenna and approximately 29.1% of the voting power of e-tenna.  For an interim period, the Company’s voting power of e-tenna rose above 20%.  For that period, the relevant amounts of gains or losses were included in the determination of net income and reflected against the carrying value of Titan’s investment in e-tenna.  As of September 30, 2002, the Company’s voting interest of e-tenna is 12% and the Company’s total equity interest in e-tenna is 58.7%.

      During the nine months ended September 30, 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000 and approximately $2.7 million was paid in satisfaction of purchase price holdbacks for the System Resources Corporation acquisition made in 1999.  Each of these amounts had been recorded as liabilities in periods prior to January 1, 2002.

Note (3) Exit and Restructuring Charges and Other

      Included in the quarter and nine months ended September 30, 2002 are $46.7 million and $50.1 million, respectively, of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $8.0 million and $11.4 million, for the quarter and nine months ended September 30, 2002, respectively, of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $0.8 million, lease commitment costs of approximately $4.8 million, and asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  The amounts recorded in the first and second quarter of 2002 of $3.4 million primarily relate to employee termination costs and lease costs.

      Approximately $38.7 million of restructuring charges for the quarter and nine months ended September 30, 2002 were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  The Company intends to actively market the facilities for sublease opportunities.

      Approximately $6.5 million of the Titan Systems restructuring costs are primarily related to employee termination costs, employee retention costs, duplicate transition costs related to certain reorganization and consolidation activities within Titan Systems, and professional fees.

      A summary of exit and restructuring charges is as follows (in millions):

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Titan Systems restructuring:
Estimated facilities consolidation costs	$32.2	$32.2
Employee termination/retention costs and other	6.5	6.5

	38.7	38.7

Cayenta headquarters exit costs:
Lease commitment costs	4.8	4.8
Asset impairment costs	2.4	2.4
Employee termination costs and other	0.8	4.2

	8.0	11.4

	$46.7	$50.1

Note (4) Acquisition and Integration Related Charges and Other

      There have been no acquisition and integration related charges and other in 2002.

      The $27.8 million acquisition and integration related charges in the first nine months of 2001 include costs of $12.4 million primarily related to the integration of ACS and AverStar, and a realignment of the business to better align the major categories of customers of the Company’s government business.  These actions together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities.  Included in these costs is approximately $3.3 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances.  The recoverability of such balances was impaired due to our exit from a satellite services business within the Company’s government business.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

      Also included in the acquisition and integration related charges for the nine months of 2001 is a charge of $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of approximately $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  The resulting impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Note (5) Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets".  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

Initial Adoption

      In connection with adopting this standard as of January 1, 2002, during the first quarter the Company’s independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, Bearing Point completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from anundiscounted cash flow method, as required by SFAS No. 121, "Accounting for theImpairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," toa discounted cash flow method and comparative market analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was previously reported in our Titan Technologies segment (previously our Emerging Technologies and Businesses segment), both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by the Company on March 1, 2002 with the remaining charge of $7.7 million related to the Company’s long distance telecommunications business that was discontinued in the third quarter of 2002.

Impairment in the Quarter Ended September 30, 2002

      As a result of Titan’s decision in July 2002 to exit its long distance telecommunications business, and the deterioration in pricing and valuations in the telecommunications industry, Titan recorded an additional impairment charge of $59.5 million of goodwill in its international telecommunications business, Titan Wireless, based upon recent indications of fair value as determined by recent sales offers from potential buyers.

      In connection with the Company’s decision in the third quarter of 2002 to divest its LinCom Wireless business, Titan recorded a $2.7 million impairment of goodwill based upon recent indications of fair value as determined by offers from potential buyers.  In October 2002, Titan shut down the operations of LinCom Wireless.

      In addition, approximately $8.7 million of additional goodwill was determined to be impaired related to previously discontinued components of Cayenta and the AverCom business.  This impairment was identified in the third quarter of 2002 in connection with the sale of these entities.

      All impairment charges recognized during the quarter ended September 30, 2002 have been reported in the loss from discontinued operations, as all impairments were incurred in businesses held for sale or disposed of during the third quarter of 2002.  Refer to Note 6.

      The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the recorded amortization of goodwill and other purchased intangibles.  The impact on net income (loss), and basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:
	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(33,516)	$2,937	$(15,441)	$(9,349)
Add back amortization of goodwill, net of tax	—	1,278	—	5,614

Adjusted income (loss) from continuing operations before extraordinary lossand cumulative effect of change in accounting principle	(33,516)	4,215	(15,441)	(3,735)

Loss from discontinued operations, net of tax benefit	(191,782)	(41,728)	(209,729)	(97,117)
Add back amortization of goodwill in discontinued operations, net of tax	—	3,412	—	13,845

Adjusted loss from discontinued operations	(191,782)	(38,316)	(209,729)	(83,272)

Extraordinary loss from early extinguishment of debt, net of tax benefit	—	—	(5,408)	—
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(40,111)	—

Net loss	(225,298)	(34,101)	(270,689)	(87,007)
Dividend requirements on preferred stock	(172)	(172)	(517)	(517)

Net loss applicable to common stock	$(225,470)	$(34,273)	$(271,206)	$(87,524)

Basic earnings (loss) per share:
Income (loss) from continuing operations beforeextraordinary lossand cumulative effect of change in accounting principle	$(0.43)	$0.04	$(0.21)	$(0.24)
Add back amortization of goodwill, net of tax	—	0.02	—	0.10

Adjusted income (loss) from continuing operations before extraordinary lossand cumulative effect of change in accounting principle	$(0.43)	$0.06	$(0.21)	$(0.14)

Loss from discontinued operations, net of tax benefit	$(2.46)	$(0.67)	$(2.79)	$(1.75)
Add back amortization of goodwill in discontinued operations, net of tax	—	0.06	—	0.25

Adjusted loss from discontinued operations	$(2.46)	$(0.61)	$(2.79)	$(1.50)

Extraordinary loss from early extinguishment of debt, net of tax benefit	$—	$—	$(0.07)	$—
Cumulative effect of change in accounting principle, net of tax benefit	$—	$—	$(0.53)	$—

Net loss	$(2.89)	$(0.55)	$(3.60)	$(1.64)

Weighted average shares	77,820	60,986	75,270	56,019

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$0.04	$(0.21)	$(0.24)
Add back amortization of goodwill, net of tax	—	0.02	—	0.10

Adjusted income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$0.06	$(0.21)	$(0.14)

Loss from discontinued operations, net of tax benefit	$(2.46)	$(0.65)	$(2.79)	$(1.75)
Add back amortization of goodwillin discontinued operations, net of tax	—	0.05	—	0.25

Adjusted loss from discontinued operations	$(2.46)	$(0.60)	$(2.79)	$(1.50)

Extraordinary loss from early extinguishment of debt, net of tax benefit	$—	$—	$(0.07)	$—
Cumulative effect of change in accounting principle, net of tax benefit	$—	$—	$(0.53)	$—

Net loss	$(2.89)	$(0.54)	$(3.60)	$(1.64)

Weighted average shares	77,820	62,847	75,270	56,019

Note (6) Discontinued Operations

      In August 2002, Titan made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.

      On July 11, 2002, Titan announced that it would exit its international telecommunications business through a combination of selling and winding down its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete the majority of these actions by the end of 2002.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

      During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In accordance with SFAS No. 144, all commercial operations that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.

      Revenues and net loss generated by the operations discontinued in 2002 and 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues
Titan Wireless	$28,797	$21,534	$98,348	$65,550
Cayenta	446	4,651	6,428	17,372
SureBeam	225	11,662	4,946	25,754
Titan Technologies	8,449	10,815	26,703	35,706

	$37,917	$48,662	$136,425	$144,382

Net income (loss) – net of tax
Titan Wireless	$(161,904)	$776	$(165,355)	$1,477
Cayenta	(3,309)	(31)	(4,153)	(13,690)
SureBeam	—	(42,279)	(9,913)	(84,416)
Titan Technologies	(26,569)	(194)	(30,308)	(488)

	$(191,782)	$(41,728)	$(209,729)	$(97,117)

      All intercompany revenues and profits have been appropriately eliminated in the tables above.

2002 Discontinued Operations

Fiscal 2002

Titan Wireless

Overview

      On July 11, 2002, Titan announced it would exit all of its international telecommunications business, directly as a result of an increasingly deteriorating market, particularly in the wholesale long distance business.  Notably, the bankruptcies of Global Crossing, WorldCom and Globaltron, and the dire financial condition of other providers, such as Ibasis, have imposed a rapid and sudden deterioration in wholesale prices.  As a direct result of decreasing wholesale margins, and the difficulty of providers to obtain financing to invest in new projects globally, Titan’s telecommunications business operating results declined substantially beginning in the second quarter of 2002.  The losses in the second quarter of 2002 and the bleak outlook of the telecommunications market globally led to the July 2002 Titan Board of Directors decision to exit these markets.

Acquisitions and Investments

      On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and Internet services.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations from March 22, 2002 are reported in our Titan Wireless business, which was discontinued in the third quarter of 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $21.4 million was approximately $50.8 million.  In April 2002, the Company had an independent valuation completed by independent valuation specialists Bearing Point (formerly KPMG Consulting, Inc.) to assist management in its purchase price allocation of the GlobalNet acquisition.  The independent valuation was the basis for the Company’s allocation of $50.8 million to goodwill and $0 to intangible assets as of March 31, 2002.

      As a result of Titan’s decision on July 11, 2002, to exit its telecommunications business, and to sell certain of these businesses, Titan determined that there was an impairment of the carrying value of GlobalNet’s goodwill of approximately $40.5 million in accordance with SFAS No. 142.  The measurement of this impairment was evident based upon recent indications of fair value, as determined by recent offers from potential buyers, compared to the carrying value of the asset.

      On June 28, 2000, Titan Wireless Africa, a wholly owned subsidiary of Titan Wireless, made an investment in Ivoire Telecom S.A. Holding (Ivoire Telecom), acquiring an 80% equity interest in Ivoire Telecom and through such interest acquired a majority equity interest in each of the principal subsidiaries owned by Ivoire Telecom.  The initial investment consisted of $5.0 million in cash subject to certain indemnification obligations, and an initial $5.5 million working capital note, which was funded shortly after the initial investment, which were recorded as Other Assets in the Company's consolidated balance sheet.  In addition, Titan committed to provide up to a maximum of $35.0 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network.  Titan has also provided equipment with an approximate aggregate value of $4.5 million.  This commitment had been substantially funded for such expenditures as of the end of 2001.

      Our aggregate investment in Ivoire Telecom of approximately $50 million is reflected in Non-current Assets of Discontinued Operationsin the Company's consolidated balance sheet at December 31, 2001 and, as previously reported, is reported on the cost method.  Titan has not consolidated the operations of Ivoire Telecom because of the Company’s inability to obtain accurate and reliable financial information, the Company’s inability to exercise any influence on the operations of the company due to strong opposition from the CEO located in Africa, and the Company’s inability to obtain representation on the board of directors of each of Ivoire Telecom’s 14 principal subsidiaries.  Titan engaged a global independent public accounting firm to audit the financial statements of Ivoire Telecom for the year ended December 31, 2001.  The independent public accounting firm did not complete its audit procedures due to difficulties encountered in resolving open audit issues.  Specifically, the independent public accounting firm has reported that there are weaknesses in internal controls, inconsistent accounting policies and procedures, and limited use of management information systems, all resulting in the inability of Ivoire Telecom to prepare and report accurate financial statements.  Titan has made direct efforts and made repeated requests of Ivoire Telecom management to establish controls, implement record keeping, and establish financial reporting controls to conform to U.S. reporting standards.  Titan sent financial managers to Ivoire Telecom headquarters in attempts to help establish controls and implement financial reporting.  All of Titan’s requests and other direct actions have resulted in no success in obtaining timely and reliable financial statements.

      However, consistent with Titan’s original expectations, management of Ivoire Telecom appears to have executed the plan of using Titan’s investment to build out the network and begin offering services to subscribers.  Management of Titan has had frequent interaction with the management of Ivoire Telecom and has received operational status reports.  Although Titan has been provided with operational status reports, Titan has been treated as a passive investor and its attempts to exercise control or exert influence have been blocked.   Based upon the information available to management, the Company believes Ivoire Telecom continues to incur losses and negative cash flows consistent with its original expectations at the time of investment in this start-up telecommunications service provider.  To the extent Ivoire Telecom requires additional cash in the future to fund operations, Titan has no obligation nor commitment to fund such cash flow needs.

      Subsequent to Titan’s decision to exit and sell this business, Titan received indications of interest that are substantially below the carrying value of its investment.  Titan believes the value of Ivoire Telecom has been impaired not only by the recent deterioration and poor outlook of the global telecommunications market, but also as a result of the recent civil unrest in the Ivory Coast, which is where the earth station hub is located for all of Ivoire Telecom’s West African network.  Specifically, a rebel uprising in the Ivory Coast commenced on September 21, 2002 and has continued to spread to other parts of the West African country, whereby fighting has occurred in Abidjan between rogue soldiers and troops loyal to the government Gbagbo.  In addition, the Central African Republic has been wracked by civil unrest, which commenced on October 30, 2002, at which time shortly thereafter a specialized U.S. military assessment team was sent to the Central African Republic to assess security for Americans in the country.

      Titan has recently been informed by investment banking firms representing two potential buyers that their clients are hesitant to acquire equity interest in Ivoire Telecom due to the recent political turmoil and civil unrest in both the Ivory Coast and the Central African Republic. Titan also believes that the value of the Ivoire Telecom investment has been impacted by its investment intent to no longer hold and retain but rather to exit and divest as soon as practical.    Accordingly, Titan has concluded that there has been a non-temporary impairment of the entire carrying value of its investment in Ivoire Telecom as of September 30, 2002.  Titan has taken a charge for this impairment based upon recent indications of fair value as determined by recent offers from potential buyers.   This impairment charge has been included in Titan’s consolidated income statement for the period ending September 30, 2002.

Operating Results

      Included in Titan Wireless’ net loss for the quarter and nine months ended September 30, 2002 are impairment charges of $190.7 million, or $143.0 million, net of tax, that were recorded as a result of Titan’s decision to exit its international telecommunications business.  The charges were comprised of the following:  (1) impairment of goodwill in accordance with SFAS No. 142 of approximately $59.5 million, primarily comprised of Titan’s acquisition of GlobalNet discussed above and Sakon, recorded in accordance with SFAS No. 142; (2) impairment of investments of approximately $62.6 million, primarily comprised of Titan’s investment in Ivoire Telecom discussed above; (3) and impairment of fixed and other assets of approximately $68.6 million.

      In addition, exit charges of approximately $22.5 million were recorded in the third quarter of 2002, primarily related to outstanding commitments of warranty obligations of $3.9 million, commitments for space satellite segments of $3.9 million, and outstanding lease obligations of $1.6 million.  The remaining $13.1 million of the charge is primarily related to employee termination costs of $2.6 million, other estimated direct costs to exit these businesses of $5.5 million and the estimated settlements of other obligations of approximately $5.0 million.  Such commitments are expected to be paid through the first half of 2004.

      In summary, included in Titan Wireless’ net loss for the quarter and nine months ended September 30, 2002 is an impairment charge of $190.7 million, exit charges of $22.5 million and pre-tax losses excluding impairment and exit charges of $2.8 million and $8.3 million for the three and nine months ended September 30, 2002.  Included in the operating losses of Titan Wireless for the three and nine months ended September 30, 2002 is interest expense allocated to discontinued operations of $0.6 million.  All amounts presented are net of tax benefits.  Following is a summary in tabular format of Titan Wireless’ net loss for the quarter and nine months ended September 30, 2002 (amounts in millions):

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Impairment of goodwill	$(59.5)	$(59.5)
Impairment of investments	(62.6)	(62.6)
Impairment of fixed and other assets	(68.6)	(68.6)
Exit charges	(22.5)	(22.5)

	(213.2)	(213.2)
Pre-tax losses excluding impairment and exit charges	(2.8)	(8.3)

	(216.0)	(221.5)
Tax benefit	(54.1)	(56.1)

Net loss	$(161.9)	$(165.4)

Titan Technologies

      Included in Titan Technologies’ net loss for the quarter and nine months ended September 30, 2002 is an impairment charge of $12.0 million, net of tax, related to LinCom Wireless.  The measurement of this impairment is based upon recent indications of fair value, resulting in a write-off of the carrying value of its assets which included an impairment of goodwill of $2.7 million, in accordance with SFAS No. 142.  In October 2002, Titan shut down the operations of LinCom Wireless.  Accordingly, a charge will be recorded in the fourth quarter of 2002 for all employee termination costs, lease termination costs and other outstanding commitments.

      In September 2002, certain assets of the AverCom business were sold for $0.5 million cash and an earn-out of $0.6 million of additional consideration based on certain gross margin targets.  In addition, the Company retained approximately $3.0 million of net accounts receivable balances, which are expected to be collected by December 31, 2002.  A charge of approximately $10.7 million, or $6.7 million net of tax, was recorded in the third quarter of 2002 to reflect the excess of the carrying value over the sale proceeds, which included an additional impairment of goodwill of approximately $3.5 million in accordance with SFAS No. 142.  Included in the $10.7 million charge is the remaining facility lease commitment of $1.6 million, which was recorded to reflect the remaining lease obligations related to the AverCom business.  For the nine months ended September 30, 2002, the charge for goodwill impairment in accordance with SFAS No. 142 of AverCom was approximately $18.4 million.  However, $14.9 million of the SFAS No. 142 impairment was reported as a cumulative effect of a change in accounting principle in the first quarter of 2002 (see Note 5).

      In addition to the impairment charges discussed above, pre-tax losses excluding impairment and exit charges for the Titan Technologies businesses for the three and nine months ended September 30, 2002 were $7.0 million and $13.5 million, respectively.  Included in the operating losses for the three and nine months ended September 30, 2002 is interest expense allocated to discontinued operations of $0.2 million.  Following is a summary in tabular format of the net loss of Titan Technologies for the quarter and nine months ended September 30, 2002 (amounts in millions):

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Impairment of goodwill	$(10.2)	$(10.2)
Impairment of fixed assets and other	(22.9)	(22.9)
Exit charges	(1.6)	(1.6)

	(34.7)	(34.7)
Pre-tax losses excluding impairment and exit charges	(7.0)	(13.5)

	(41.7)	(48.2)
Tax benefit	(15.1)	(17.9)

Net loss	$(26.6)	$(30.3)

Cayenta

      In July 2002, the two information technology businesses of Cayenta were sold for approximately $3.5 million consideration, in the form of a promissory note, with $1.0 million due a year from the date of sale and the remaining balance due in eight equal quarterly installments with the final payments due within 3 years from the sale date.  In addition, a maximum potential earn-out is available for approximately $7.5 million based on certain future EBITDA (earnings before interest, taxes, depreciation and amortization) targets.  A charge of $4.3 million or $2.6 million net of tax, was recorded in the third quarter of 2002 to reflect the excess of the carrying value over the collected sale proceeds.  Approximately $1.1 million of this charge was related to additional impairment of goodwill in accordance with SFAS No. 142.  For the nine months ended September 30, 2002, the charge for goodwill impairment in accordance with SFAS No. 142 associated with these two businesses was approximately $28.6 million.  However, $27.5 million of the SFAS No. 142 impairment was reported as a cumulative effect of a change in accounting principle in the first quarter of 2002.  In addition to the impairment charges noted above, operating losses, net of tax, for the three and nine months ended September 30, 2002 were $0.7 million and $1.6 million, respectively.

      The consolidated financial statements of Titan for all periods presented have been restated to reflect all businesses discussed above as discontinued in accordance with SFAS No. 144.

Fiscal 2001

Titan Wireless

      Included in Titan Wireless’ net income for the nine months ended September 30, 2001 is a charge of $0.5 million for employee termination costs related to certain organizational changes within that business unit.  Also included in the nine months ended September 30, 2001, is a $2.0 million charge taken in the third quarter of 2001 representing employee termination costs related to a reduction in employee workforce of approximately 35 employees resulting from the elimination of Wireless' internal product development group as the unit’s long-term strategy was shifted to the service and systems integration business, not the development and sale of equipment.

Cayenta

      Included in Cayenta’s net loss for the nine months ended September 30, 2001 are charges of $5.0 million related to the restructuring of Cayenta, consisting primarily of a write-off of $1.3 million of capitalized software designed for B2B exchanges, a write-off of $2.0 million of accounts receivable and employee termination and lease termination costs of approximately $1.7 million.

Titan Technologies

      Employee termination costs of $0.8 million were recorded in the nine months ended September 30, 2001 related to a reduction in workforce in AverCom resulting from the same economic conditions which impacted demand for corporate information technology services at Cayenta.

2001 Discontinued Operations

SureBeam

      On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed its initial public offering ("IPO").  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan received a favorable ruling in May 2002 and the SureBeam stock was distributed to Titan stockholders on August 5, 2002.  Titan stockholders of record on July 26, 2002, received .6986 SureBeam shares for each share of Titan stock held.  Titan had historically reported the SureBeam business as a separate segment.  In accordance with APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.  The net assets of SureBeam as of August 5, 2002 and tax liabilities and other costs resulting from the spin-off resulted in a net dividend of approximately $105.4 million which was recorded as a decrease to paid-in-capital, partially offset by the reduction in deferred compensation related to deferred compensation charges in 2000 and 2001, reflecting the net value distributed to Titan’s stockholders.  The net assets excluded SureBeam’s liability to Titan of $15 million at August 5, 2002 under SureBeam’s line of credit with Titan (see Note 12).  The line of credit balance at September 30, 2002, was $20 million and is reflected as a non-current asset on the accompanying consolidated balance sheet.

      At the time the Company adopted the plan to spin-off SureBeam, in accordance with APB No. 30, the Company recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal.  This charge was recorded in the quarter ended September 30, 2001, and is included in the results for the three and nine months of 2001 above.  All losses incurred by SureBeam since that time have been charged against this accrual.  Losses charged against the accrual in 2001 were $14.9 million and in 2002 were $20.5 million in the six months ended June 30, 2002.  An additional charge of $11.0 million was taken during the second quarter of 2002 to record the net losses (in excess of the accrual) incurred by SureBeam during the second quarter of 2002 as well as estimated operating losses and spin-off expenses expected to be incurred through the spin-off date of August 5, 2002.  Subsequent to that date, SureBeam is no longer included in Titan’s results of operations.  Losses through August 5, 2002 charged against the accrual in the three months ended September 30, 2002 were $1.8 million.  Approximately $3.0 million of costs related to the spin-off have been charged against the loss accruals.  As of September 30, 2002, $0.5 million remains accrued for trailing spin-off costs.

2000 Discontinued Operations

      In November 2000, the Company's Board of Directors adopted a plan to dispose of the Company's commercial information assurance and network monitoring businesses.  In addition, the accompanying consolidated financial statements reflect operations discontinued by Titan in 2000.  Accordingly, all periods presented reflect the commercial information assurance and network monitoring businesses as discontinued operations.  Management continues to assess the estimated wind-down and/or disposal costs associated with the businesses, and may from time to time adjust the allowance for such costs accordingly.

Balance Sheet Summary

      Following is a table of all related balance sheet categories for each discontinued operation:

	As of September 30, 2002	As of December 31, 2001

Current assets of discontinued operations:
Titan Wireless	$28,448	$27,621
Cayenta	7,067	14,190
SureBeam	—	44,940
Titan Technologies	16,112	17,632
Other	—	1,692

	$51,627	$106,075

Non-current assets of discontinued operations:
Titan Wireless	$90,476	$205,396
Cayenta	—	29,875
SureBeam	—	65,704
Titan Technologies	13,417	45,163
Other	—	—

	$103,893	$346,138

Current liabilities of discontinued operations:
Titan Wireless	$46,314	$21,174
Cayenta	2,364	6,303
SureBeam	500	30,977
Titan Technologies	11,305	8,013
Other	382	2,493

	$60,865	$68,960

Non-current liabilities of discontinued operations:
Titan Wireless	$44,043	$42,456
Cayenta	1,992	451
SureBeam	—	7,608
Titan Technologies	77	510
Other	—	—

	$46,112	$51,025

      The reduction of current and non-current assets from December 31, 2001 to September 30, 2002 were primarily a result of the asset impairments discussed above in the operating results as well as due to the spin-off of SureBeam on August 5, 2002.  The net assets of Titan Wireless of $28.6 million as of September 30, 2002 are comprised primarily of net receivable amounts due from customers primarily the Office of Post and Telegraph (OPT) of Benin and other African customers, as well as the remaining net goodwill of GlobalNet.  The net asset balance also reflects remaining obligations to be paid including estimated exit costs.  The realizability of these net assets is dependent upon collections to be received from these African customers as well as the sale of GlobalNet for the estimated fair value.

Note (7) Debt

      On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions (collectively referred to hereafter as the “senior lenders”).  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of SureBeam, LinCom Wireless, Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries (except for SureBeam, LinCom Wireless, Sakon and our foreign subsidiaries).  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, which were comprised of the following at September 30, 2002:  a maximum debt to EBITDA (as defined) limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge ratio of 1.20 to 1 and a minimum net worth (as defined) of $264 million.  At September 30, 2002, the Company was in compliance with all financial covenants.  No funds were drawn initially on the revolver, which will be available to the Company for general corporate needs, including strategic acquisitions.  Additionally, the new facility excluded Titan’s ownership of SureBeam stock as collateral, which enabled Titan to spin-off SureBeam in accordance with Titan’s plans to do so.  However, the credit agreement of $50 million that Titan has executed with SureBeam is secured by a first priority lien on all of SureBeam’s assets.  Titan is required to collaterally assign its rights under this credit agreement and its security as well as the license agreement it has with SureBeam to its senior lenders under its senior secured credit facility (see Note 13).

      Related to Titan's extinguishment of its prior credit facility of $425 million with Credit Suisse First Boston, all deferred financing costs related to that agreement were written off during the nine months ended September 30, 2002, resulting in an extraordinary loss in the amount of $5.4 million which is net of a tax benefit of $3.9 million, which has been reflected as an extraordinary item in the accompanying consolidated statements of operations.

      At September 30, 2002, total borrowings outstanding under the Company's senior credit facility were $350 million at a weighted average interest rate of 4.79%.  Commitments under letters of credit were $11.8 million at September 30, 2002, $10.9 million of which reduces availability of the working capital line.  Of the total borrowings, $3.5 million was short-term.  At September 30, 2002, the Company was in compliance with all financial covenants under its various debt agreements.

      As a result of the spin-off of SureBeam by Titan, each HIGH TIDES (Titan’s remarketable term income deferrable equity securities), formerly convertible into 1.0076 shares of Titan common stock, is now convertible into 1.3553 shares of Titan common stock.

Note (8) Other Financial Information

      As a result of the Company’s discontinuance of substantially all the operations in the Company’s Titan Wireless and Titan Technologies segments and the commercial businesses within Cayenta (See Note 6), and because most of Titan’s remaining operations are its government businesses, Titan is no longer reporting the results of operations by operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

      The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

Earnings Per Share:

      The following data summarize information relating to the per share computations for income (loss) before extraordinary item:
	Three months ended September 30, 2002			Three months ended September 30, 2001

	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(33,516)			$2,867
Less preferred stock dividends	(172)			(172)
Effect of minority interests	—			62

Basic EPS:
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	(33,688)	77,820	$(0.43)	$2,757	60,986	$0.04
Effect of dilutive securities:
Stock options and warrants	—	—	—	—	1,861	—

Diluted EPS:
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$(33,688)	77,820	$(0.43)	$2,757	62,847	$0.04

	Nine months ended September 30, 2002			Nine months ended September 30, 2001

	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(15,441)			$(14,078)
Less preferred stock dividends	(517)			(517)
Effect of minority interests	—			1,415

Basic EPS:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	(15,958)	75,270	$(0.21)	$(13,180)	56,019	$(0.24)
Effect of dilutive securities:
Stock options and warrants	—	—	—	—	—	—

Diluted EPS:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$(15,958)	75,270	$(0.21)	$(13,180)	56,019	$(0.24)

      The effect of the minority interests primarily represents the dilutive effect of outstanding stock options of Titan’s subsidiaries, notably Titan Systems in 2002 and Cayenta in 2001.

      In the three months ended September 30, 2002, options and warrants to purchase approximately 2,870,000 shares of common stock at prices ranging from $1.04 to $10.37 per share were not included in the computation of diluted EPS, due to the loss from continuing operations, and approximately 4,353,900 shares at prices ranging from $10.54 to $29.74 were not included in the computation, as the effect would have been anti-dilutive due to the exercise price.  Options to purchase approximately 1,365,000 shares of common stock at prices ranging from $19.20 to $47.50 per share were not included in the computation of diluted EPS for the three month period ended September 30, 2001, as the effect would have been anti-dilutive due to the exercise price.

      In the nine months ended September 30, 2002, options and warrants to purchase approximately 3,648,300 shares of common stock at prices ranging from $1.04 to $13.72 per share were not included in the computation of diluted EPS, due to the loss from continuing operations, and approximately 2,060,400 shares at prices ranging from $13.85 to $29.74 were not included in the computation, as the effect would have been anti-dilutive due to the exercise price.  Options to purchase approximately 3,471,000 shares of common stock at prices ranging from $1.12 to $47.50 per share were not included in the computation of diluted EPS for the nine month period ended September 30, 2001, due to the loss from continuing operations and/or the exercise price.

      Approximately 6,776,500 and 5,038,000 shares in 2002 and 2001, respectively, from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive.  Approximately 538,500 and 538,600 shares of common stock in the three months and nine months in 2002, respectively, that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.  Similarly, approximately 460,000 shares of common stock in 2001 that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS.  The primary change in potential dilution from 2001 to 2002 for the HIGH TIDES and preferred stock is the change in conversion ratios due to the SureBeam spin-off (see Note 7 and Note 10).

Select Balance Sheet Data

      Following are details concerning certain balance sheet data:

	September 30, 2002	December 31, 2001

Inventories:
Materials	$11,874	$11,143
Work-in-process	12,185	8,853
Finished goods	6,527	3,926

	$30,586	$23,922

       The change in the current portion of deferred income tax asset from $53.9 million at December 31, 2001 to $27.8 million at September 30, 2002 primarily reflects the impact of the Company’s most recent estimate of net operating losses that will be utilized in the next twelve months.  Accordingly, the current and non-current portion of deferred income tax assets have been adjusted to reflect these recent estimates.  In addition, the increase in the non-current deferred income tax asset from $0 at December 31, 2001 to $110.5 million at September 30, 2002 is a result of the tax benefit of the current period operating losses.

Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information:

	Nine months ended September 30,

	2002	2001

Noncash investing and financing activities:
Issuance of stock for acquisitions	$139,657	$44,932
Extraordinary loss on early extinguishment of debt	5,408	—
Gain related to issuance of stock in subsidiary	—	52,025
Shares contributed to employee benefit plans	7,529	1,435
Write-off of deferred compensation related to discontinued operations	629	—
Deferred compensation related to the issuance of stock options	29,690	78,604

Cash paid for interest	$25,575	$28,974
Cash paid for (provided by) income tax	(8,591)	2,711

      In addition, net cash proceeds of $27.9 million resulting from the acquisition of businesses, net of cash acquired was reported for the nine months ended September 30, 2002.  This was primarily the result of cash acquired from Jaycor, which was a stock transaction completed in March 2002.

Note (9) Merger of Titan Systems

      On September 25, 2002, Titan Systems, Titan’s national security subsidiary, was merged into The Titan Corporation.  As a result of this merger, outstanding stock options held by employees of Titan Systems Corporation were exchanged using an exchange ratio of .8371, for approximately 5.4 million stock options in The Titan Corporation.  The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by a globally recognized valuation firm, and the average Titan Corporation closing stock price for the 20 trading days ending on the day before the merger.

      The exchange of Titan options resulted in a non-cash deferred compensation charge of approximately $21.3 million in the third quarter of 2002, which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations.  Additional non-cash deferred compensation of approximately $8.2 million will be amortized over the next three years as the options vest over time.

Note (10) Capital Stock

      As a result of the spin-off of SureBeam by Titan, each outstanding share of cumulative convertible preferred stock, formerly convertible into Titan common stock, at the option of the holder, at a rate of two-thirds share of common stock for each share of cumulative convertible preferred stock, is now convertible at a rate of .781 share of common stock for each share of cumulative convertible preferred stock.

Note (11) Stock-Based Compensation Plans

      As a result of the SureBeam spin-off, all Titan outstanding stock options under each of the Company’s stock option plans were adjusted such that the number of options was increased by a factor of 1.345 and the exercise price was decreased by dividing by 1.345.  This adjustment maintained the same aggregate intrinsic value of the stock options that existed prior to the spin-off compared to the aggregate intrinsic value of the stock options immediately after the transaction and ensured that the ratio of the exercise price per share to the market value per share was not reduced.  The adjustment was determined in accordance with the FASB’s Financial Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and resulted in no compensation charge.

Note (12) Commitments and Contingencies

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

      On August 16, 2002, Perimex International Corporation filed a complaint against Titan, Titan Wireless and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint seeks damages of $53.65 million and seeks injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’ assets.  The court recently denied Perimex’s request for a preliminary injunction, sustained Titan and Titan Wireless’ demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  The court also ordered Perimex to post a bond for $0.09 million to secure payment of Titan and Titan Wireless’ costs if they prevail.  The Company believes that Perimex’s claims are without merit and the Company intends to defend its position vigorously.

      We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor.  We and our subsidiaries are named as defendants in legal proceedings from time to time and we or our subsidiaries may assert claims from time to time.  In addition, we acquire companies from time to time that have legal actions pending against them at the time of acquisition.  The Company has received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  The Company has been informed that other companies who have performed such services have received subpoenas as well.  The Company intends to cooperate fully with the investigation.

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

Note (13) Related Party Transactions

      Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.

      Credit Agreement.  We have extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its annual operating plan.  If EBITDA is less than 25% of target EBITDA, then the amount available is $5 million, provided that no amounts are available unless SureBeam covenants during the current quarter to limit its total operating expenses (defined as research and development and selling, general and administrative expenses) to $5 million.  If EBITDA is 25% of target, then the amount available is $6.25 million on 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased pro rata.  To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters.  As of the end of the third quarter of 2002, SureBeam had borrowed $20 million on this facility and had $9.5 million unutilized amounts.  As of November 14, 2002, SureBeam has borrowed $25 million and had $7.0 million unutilized amounts.

      SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  Interest is payable monthly beginning in January 2003.  The credit agreement contains affirmative and negative covenants, including covenants limiting SureBeam’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers.  The credit agreement, however, does not contain any financial covenants requiring SureBeam to maintain specific financial ratios.  The credit agreement is secured by a first priority lien on all of SureBeam’s assets.  Titan is required to collaterally assign our rights under this credit agreement and our security as well as the License Agreement to our senior lenders under our senior credit facility (see Note 7).

      Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  We have agreed to pay SureBeam for any tax benefits we realized through our use of net operating losses generated by SureBeam while it was a member of our consolidated group for federal income tax purposes.  Payment is due in the first year in which SureBeam could have used those losses to reduce its taxes and we do not know when such payment may become due.  We and SureBeam also have allocated responsibility for the payment of taxes we each owe and agreed to reimburse the other party for the tax liabilities we assume.  We also agree to be responsible for taxes imposed on the spin-off under Section 355(e) of the Internal Revenue Code that result from our respective actions, including the sale of our respective equity securities.  We have agreed to share equally any tax that is imposed for reasons other than an action by us or SureBeam.

      In September 2001, Titan purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets, for the following consideration: 1) a $50 million senior secured line of credit, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1 million each payable on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.

      In December 2001, Titan exchanged $2 million of debt owed to Titan by SureBeam for 190,385 Class B common shares of SureBeam, and exchanged the remaining $73 million of the balance on February 13, 2002 for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam.  These shares were part of the distribution to Titan stockholders as a result of the spin-off.

      Titan has entered into subcontract agreements with SureBeam for them to build, design and integrate linear accelerators we are providing for our customers in our Scan Technologies business to provide medical sterilization electron beam accelerators as well as mail sanitization systems for the United States Postal Service ("USPS").  All appropriate intercompany eliminations have been made in our consolidated financial statements for the periods that SureBeam was part of Titan’s consolidated financial statements.

      Titan has agreed to purchase all of its requirements for electron beam accelerators from SureBeam through December 31, 2003 and related integration services through December 31, 2002 unless SureBeam does not offer competitive pricing or cannot meet required delivery schedules.  The equipment and services are priced at SureBeam’s cost plus a 20% markup unless we agree to an alternative pricing arrangement for a purchase order.  SureBeam has supplied equipment and services under this contract in connection with our contract with the U.S. Postal Service and in connection with our medical sterilization business.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of September 30, 2002, Titan has guaranteed approximately $1.4 million, or 19.9% of the loan balance.

      We have subleased to SureBeam approximately 70,522 square feet used for its service center in Sioux City, Iowa, as well as facilities in Dublin, California, Omaha, Nebraska and Saudi Arabia.  Generally, SureBeam is paying us sublease payments equal to our monthly expense under these leases.  SureBeam will continue to seek to have itself substituted as the direct lessee under each master lease so that the sublease can be terminated.

      In March 2002, our Board of Directors adopted a stock option relinquishment program, the primary purpose of which was to align the interests of our directors and senior executives more closely with our stockholders' interests by allowing directors and senior executives to participate in the appreciation in our equity value:

•	without requiring our directors and executive officers to trade shares of our common stock obtained through the exercise of options on the open market; and

•	without the dilutive and potentially stock-price depressive effects associated with the exercise and subsequent sale of stock option shares.

      The program also was intended to assist our directors and executive officers with their individual financial planning.  Under the program, a participant who gave notice of his intent to participate by March 29, 2002, could relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which is 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20 day trailing average of the daily high and low sales price of our common stock prior to relinquishment.  The loans bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan was made.  The loans were contingent upon the participants, within 90 days, utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity.

      If, subsequent to the individual's notice to participate and within 90 days (or such longer period agreed to by the Company in compliance with the Sarbanes-Oxley Act) after receiving the loan proceeds, the individual elected not to participate in the program or no life insurance policy was obtained, the loans were repaid with accrued interest thereon and the options were returned to the individual.  The loans mature on the death of the second to die of the participant and his/her spouse.  Under the program, the following transactions have occurred:

•	Dr. Ray, Chairman of the Board and Chief Executive Officer: 222,380 options relinquished, $3,985,725 principal amount of loan, 5.48% interest per annum;

•	Mr. Fink, director: 15,000 options relinquished, $336,337.50 principal amount of loan, 5.48% interest per annum;

•	Mr. Alexander, director: 19,972 options relinquished, $499,999 principal amount of loan, 5.48% interest per annum.

      In connection with the same program, loans were conditionally made to Mr. Costanza, Senior Vice President, General Counsel and Secretary in the amount of $614,400, and Mr. Hanisee, director, in the amount of $220,184.  In June 2002, Mr. Costanza and Mr. Hanisee repaid the outstanding balance of their loans in full.

      In conjunction with Titan’s plan to exit its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. to subcontract Titan’s outstanding contractual and warranty obligations.  Geolutions is a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan.  Titan has a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which is payable through mid 2004, the period over which Titan’s warranty obligations exist on its existing customer contracts.  In conjunction with Titan’s agreement with Geolutions, Titan has assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions.

THE TITAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Results of Operations

      During the first quarter of 2002, the Company made the decision to sell certain of its commercial information technology operations within its Cayenta and Titan Technologies segments.  During the third quarter of 2002, the Company made the decision to exit its international telecommunications business of its Titan Wireless segment, and to exit its LinCom Wireless business and sell a remaining operation of Cayenta, both of which were previously reported in the Titan Technologies segment.  Further, the commercial information technology operations which were held for sale at the end of the first and second quarters of 2002 were sold during the third quarter of 2002.  Effectively, almost all commercial operations of Titan have either been sold, are held for sale, have been exited or will be exited shortly.  As a result, all commercial operations that are held for sale or have been sold or exited have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  Since nearly all commercial operations have been disposed of or will be disposed of, and most of Titan’s remaining business is its government business, Titan is no longer reporting the results of operations by reporting segments.  All prior period financial information has been restated to reflect the discontinuances and the elimination of the reporting segments.

Revenues

      Our consolidated revenues increased from $237.2 million in the third quarter of 2001 to $352.8 million in the third quarter of 2002, reflecting a 48.7% increase.  Increased revenues were primarily attributable to revenue generated by the acquired companies of BTG, Inc. in the fourth quarter of 2001 and Jaycor in the first quarter of 2002, which contributed an aggregate of approximately $93.8 million, coupled with internal revenue growth in both the business units of the acquired companies as well as in our other businesses.  Internal revenue growth came from the following sources.  Increased work in areas related to homeland security such as continuity of operations planning, vulnerability assessments and risk mitigation plans for critical infrastructure, and weapons of mass destruction modeling and sensor integration contributed to our revenue growth.  Increased revenues were also driven by continued work on Titan’s enterprise information technology contract with the Special Operations Command, as well as from Titan’s information services contract with the Program Executive Office, Standard Army Management Information Systems.  In addition, work for the Air Force’s Electronic Systems Center on a variety of technical, engineering, and acquisition support contracts contributed to internal growth.  Revenues from the Navy also increased in the third quarter in part as a result of work for the Naval Space Command for satellite communications support and for the Naval Sea Systems Command for systems engineering and program support services for the Naval Fires Network.  Lastly, increased demand for cryptology products, mini-DAMA terminals, and continued work on the Prophet Program (an Army signals intelligence system) also contributed to the third quarter internal revenue growth.

      Our consolidated revenues increased from $681.5 million in the nine months ended September 30, 2001 to $1.0 billion in the nine months ended September 30, 2002, a 48.6% increase.  Increased revenues were primarily attributable to internal revenue growth generated by business units of the acquired company BTG, Inc. in the fourth quarter of 2001 and the acquisitions of Datron in the third quarter of 2001 and Jaycor in the first quarter of 2002, which contributed an aggregate of approximately $255.6 million, coupled with internal revenue growth in our other businesses as described previously.

Selling, General and Administrative

      Our SG&A expenses increased from $38.7 million and $113.3 million in the third quarter and first nine months of 2001, respectively, to $60.7 million and $137.4 million in the third quarter and first nine months of 2002, respectively.  This reflects a 57% increase and 21% increase for the quarter and nine months ended September 30, 2002, respectively.  Included in SG&A was amortization of goodwill of $2.5 million and $7.4 million for the three months and nine months ended September 30, 2001, and amortization of purchased intangibles of $1.5 million and $4.2 million for the three months and nine months ended September 30, 2002, and deferred compensation amortization expense of $1.1 million and $3.2 million in the quarter and nine months ended September 30, 2001 and $22.4 million and $24.9 million in the quarter and nine months ended September 30, 2002.  The increase in the deferred compensation in the quarter and nine months ended September 30, 2002 resulted from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, which resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  Excluding the amortization of goodwill and purchased intangibles and deferred compensation, SG&A decreased from 14.8% of revenues in the quarter ended September 30, 2001 to 10.4% in the quarter ended September 30, 2002, and from 15.1% in the nine months ended September 30, 2001, to 10.7% in the nine months ended September 30, 2002.  The decrease in 2002 is, in part, attributable to certain cost reductions Titan made during 2002, as well as due to a difference in the methodology of the classification of operating costs reported as costs of sales versus SG&A costs, as defined by the acquired company BTG’s stated disclosure statement with its appropriate government customers.  We expect to conform BTG’s disclosure statement and classification of operating costs to those classifications used by Titan by the end of 2002.

Research and Development

      Our R&D expenses increased from $3.0 million in the third quarter of 2001 to $4.0 million in the third quarter of 2002 and remained constant at $7.1 million for the nine months ended September 30, 2001 and 2002, respectively.  The increase in the third quarter of 2002 is primarily attributable to increased development expenses incurred to develop software programmable modems and digital radios for military and homeland security applications.  As a percentage of revenues, R&D expenses remained fairly constant at approximately 1.0% for all periods in 2001 versus the comparable periods in 2002.

Exit and Restructuring Charges and Other

Fiscal 2002 Charges

      Exit and restructuring charges and other of $46.7 million and $50.1 million in the third quarter and first nine months of 2002, respectively, were comprised of costs of $8.0 million and $11.4 million incurred in the third quarter and first nine months of 2002, respectively, related to the shut-down of Cayenta’s headquarters office, and $38.7 million in the third quarter and first nine months of 2002 related primarily to certain facility consolidation costs of Titan Systems.

      The shut-down costs of the Cayenta headquarters and network operations center of $8.0 million that were recorded in the third quarter of 2002 included approximately $4.8 million of future lease commitment costs, which are expected to be paid through future periods ending in January 2007, approximately $2.4 million of asset impairments primarily related to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters, and employee termination costs and other liabilities of approximately $0.8 million.  The amounts recorded in the first and second quarters of 2002 of $3.4 million primarily relate to employee termination costs and lease costs.

      The charge of  $38.7 million that was recorded in the third quarter of 2002 related to Titan Systems’ merger into Titan Corporation and other associated reorganization and consolidation costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through the year 2009.  The Company intends to actively market the facilities for sublease opportunities.  Approximately $6.5 million of the restructuring costs discussed above related to employee termination costs, employee retention costs, duplicate transition costs related to certain reorganization and consolidation activities within Titan Systems, and professional fees.

Acquisition and Integration Related Charges and Other

Fiscal 2001 Charges

      Acquisition and integration related charges and other of $27.8 million in the first nine months of 2001 were comprised of costs of $12.4 million primarily related to the integration of ACS and AverStar, and a realignment of the business to better align the major categories of customers of the Company’s government business, which together resulted in personnel reductions and the closing of several facilities.  Included in these costs is approximately $3.3 million of employee termination and retention costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances for which the recoverability of such balances was impaired due to the exit of a satellite services business within the Company’s government business.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan’s acquisition of the business.  That acquisition was accounted for as a purchase, and those matters were resolved in 2001.

      Also, included in the acquisition and integration related charges for the nine months of 2001 is a charge of  $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of approximately $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management’s evaluation of the recoverability of all of the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The resulting impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta’s network operations center, $2.0 million for prepaid advertising costs, $5.3 million for Cayenta’s investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Operating Profit (Loss)

Consolidated.  Our operating profit decreased from operating profit of $13.9 million in the three months ended September 30, 2001 to an operating loss of $45.6 million in the three months ended September 30, 2002.  Included in the operating results for the three months ended September 30, 2001 is deferred compensation amortization expense of $1.1 million and amortization of goodwill of $2.5 million.  Included in the operating results for the three months ended September 30, 2002 is deferred compensation amortization expense of $22.4 million, amortization of purchased intangibles of $1.5 million and exit and restructuring charges and other of $46.7 million.  Excluding the impact of these charges, operating income increased from $17.4 million in the third quarter of 2001 to $25.2 million in the third quarter of 2002.  The increased operating income is primarily a result of the increase in revenues noted previously.

      Our operating profit decreased from $8.7 million for the nine months ended September 30, 2001 to $1.1 million for the nine months ended September 30, 2002.  Included in the operating results for the nine months ended September 30, 2001 is deferred compensation amortization expense of $3.2 million, amortization of goodwill of $7.4 million and acquisition and integration related charges and other of $27.8 million.  Included in the operating results for the nine months ended September 30, 2002 is deferred compensation amortization expense of $24.9 million, amortization of purchased intangibles of $4.2 million and exit and restructuring charges and other of $50.1 million.  Excluding the impact of these charges, operating income increased from $47.1 million in the nine months ended September 30, 2001 to $80.2 millionin the nine months ended September 30, 2002.  The increased operating income is primarily a result of the increase in revenues noted previously, as well as the impact of the revenues recorded in 2002 from the Company’s mail sanitization systems business.

Interest Expense, Net

       Our net interest expense decreased from $8.3 million and $27.3 million in the third quarter and first nine months of 2001, respectively, to $7.7 million and $23.5 million in the third quarter and first nine months of 2002, respectively.  Net interest expense decreased primarily as a result of reduced effective interest rates.  Borrowings from our primary bank lines of credit, excluding working capital lines from acquired companies, averaged $350.0 million for the three and nine months ended September 30, 2002, respectively, at a weighted average rate of 5.2% for both periods, compared to $354.6 million and $341.5 million in the three and nine months ended September 30, 2001, respectively, at weighted average interest rates of 6.6% and 7.9%, respectively.

Income Taxes

       Consolidated income taxes reflect effective rates of a provision rate of 49% and a benefit rate of 24% in the quarter and nine months ended September 30, 2001, respectively, compared to a benefit rate of 37% and 31% in the quarter and nine months ended September 30, 2002, respectively.  The lower rate for the tax benefit in 2001 compared to the rates used in 2002 is primarily due to significant non-deductible expenses which were recorded for financial reporting purposes, which resulted in a reduced benefit rate for the net loss reported.

      The change in the current portion of deferred income tax asset from $53.9 million at December 31, 2001 to $27.8 million at September 30, 2002 primarily reflects the impact of the Company’s most recent estimate of net operating losses that will be utilized in the next twelve months.  Accordingly, the current and non-current portion of deferred income tax assets have been adjusted to reflect these recent estimates.  In addition, the increase in the non-current deferred income tax asset from $0 at December 31, 2001 to $110.5 million at September 30, 2002 is a result of the tax benefit of the current period operating losses.

Loss From Discontinued Operations

      In the quarter and nine months ended September 30, 2001, loss from discontinued operations was $41.7 million and $97.1 million, respectively.  The loss in these periods included $31.9 million of estimated operating losses to be incurred by SureBeam, which was discontinued in the third quarter of 2001, through the estimated date of disposal.  In addition, the loss for the nine months ended September 30, 2001 included a $35.0 million charge for deferred compensation resulting from the initial public offering of SureBeam in March 2001.

      In the quarter and nine months ended September 30, 2002, loss from discontinued operations was $191.8 million and $209.7 million, respectively.  The loss in these periods included approximately $161.9 million and $165.4 million, respectively, related to the exit of the Company’s international telecommunications business, Titan Wireless.  The remainder of the loss in the quarter and nine months ended September 30, 2002 relates to the operating losses and the loss from the disposal or wind-down of the Cayenta businesses, AverCom, and LinCom Wireless businesses which were discontinued in the first and third quarters of 2002.

Net Income (Loss)

      In the quarter and nine months ended September 30, 2001, we reported a net loss of $38.8 million and $106.5 million, respectively, compared to a net loss of $225.3 million and $270.7 million in the quarter and nine months ended September 30, 2002.  Loss from discontinued operations was $41.7 million and $97.1 million in the quarter and nine months ended September 30, 2001, respectively, compared to a loss of $191.8 million and $209.7 million in the quarter and nine months ended September 30, 2002, respectively.   Included in the net loss for the nine months ended September 30, 2002, is a charge of $40.1 million for the Company’s adoption of SFAS No. 142, which is reported as a cumulative effect of a change in accounting principle, and an extraordinary loss of $5.4 million which is related to the Company’s extinguishment of its former credit facility.

Liquidity and Capital Resources

      We generated cash of approximately $122.2 million from our continuing operations during the nine months ended September 30, 2002, primarily resulting from our government business, coupled with a reduction of receivable balances of approximately $73.3 million, partially offset by decreases in other working capital components.  Our investing activities generated net cash of approximately $2.9 million, resulting primarily from net cash acquired of approximately $27.9 million, primarily from the Jaycor acquisition which closed in late March 2002, offset by advances on the SureBeam line of credit of $20 million and other investments and capital expenditures.  Financing activities provided $13.3 million, primarily from an increase in our term debt.

      Our financing activities generated cash of $13.3 million, primarily reflecting additions to debt of $20.0 million, resulting from the Company’s new credit facility, partially offset by the payment of deferred financing costs of $8.8 million for the Company’s new credit facility and other debt pay downs of $4.4 million.  Proceeds from stock issuances of $8.3 million were primarily received from the exercise of stock options.

      On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of SureBeam, LinCom Wireless, Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries (except for SureBeam, LinCom Wireless, Sakon and our foreign subsidiaries).  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, as defined per the senior secured credit agreement, which were comprised of the following at September 30, 2002:  a maximum debt to EBITDA limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge ratio of 1.20 to 1 and a minimum net worth (as defined) of $264 million.  At September 30, 2002, total borrowings under our credit facility were $350 million at a weighted average interest rate of 4.79%.  Commitments under letters of credit were $11.8 million at September 30, 2002, $10.9 million of which reduce availability of our working capital line, resulting in $124.1 million of availability on our working capital line at September 30, 2002.  Of the total borrowings, $3.5 million was short-term.  At September 30, 2002, the Company was in compliance with all financial covenants.

      The credit agreement of $50 million that Titan has executed with SureBeam is secured by a first priority lien on all of SureBeam’s assets.  Titan is required to collaterally assign its rights under this credit agreement and its security as well as the license agreement it has with SureBeam to its senior lenders under its senior secured credit facility.

      On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000.  The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project.  The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000.  Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels, which occurred in mid 2002.  The terms of Titan Africa's agreement with the customer include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for.  As of September 30, 2002, approximately $40.5 million was drawn on this facility, which has been reflected as non-recourse liability in Non-current liabilities of discontinued operations in the accompanying consolidated balance sheet.  The $40.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  In October 2000, we collected an $18 million progress payment from an African group related to the construction financing of this project.  As of September 30, 2002, the outstanding receivable balance, net of the non-recourse debt, due on this contract was approximately $28.7 million.  Management believes that the appropriate insurance policies are in place to cover risk related to loss in Benin and certain other foreign countries.

      In relation to our investment in Ivoire Telecom, we provided equipment with an approximate aggregate value of $4.5 million and we committed to provide up to a maximum of $35 million for capital expenditures and other expenditures necessary to build out the Ivoire Telecom network.  As of the end of 2001, this maximum commitment had been substantially funded, resulting in an investment balance of approximately $50.0 million, which includes our initial equity investment of approximately $10.5 million and equipment we provided.  On July 11, 2002, Titan made the decision to exit and dispose of its international telecommunications business.  In connection with our attempts to sell this investment, Titan has yet to receive any offers for its equity interest in Ivoire Telecom.  Management believes this is due in part to current political instability in certain countries in which Ivoire Telecom’s subsidiaries operate.  Accordingly, Titan recorded an impairment equal to the carrying value of this investment as of September 30, 2002 (refer to Note 6 of the accompanying financial statements for further discussion).

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

      There are no Titan guarantees of debt, either directly or indirectly, associated with Ivoire Telecom or Sakon or any other unconsolidated subsidiaries other than approximately $1.3 million of equipment financing.

      As part of our strategy of seeking external financing to grow our commercial businesses, our discontinued SureBeam subsidiary completed its initial public offering of its common stock on March 16, 2001 and raised gross proceeds of $67.0 million.  We extended a credit facility for up to a maximum of $75.0 million under which SureBeam owed us approximately $73.0 million as of December 31, 2001.  On December 31, 2001, $2.0 million of the note was exchanged for common stock of SureBeam, at $10.505, the fifteen day trading average of SureBeam stock as of December 30, 2001, which resulted in the exchange for 190,385 Class B common shares of SureBeam.  As of December 31, 2001, SureBeam had approximately $73.0 million in principal outstanding under the note.  On February 13, 2002, the remaining outstanding balance on the note of $73.0 million was exchanged for equity of SureBeam, at $9.521 per share, the twenty day trading average of SureBeam stock as of February 12, 2002, which resulted in the exchange for 4,441,496 Class A and 3,225,765 Class B common shares of SureBeam.

      On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution.  Titan filed the letter ruling request, and received a favorable determination in May 2002.  Titan announced a completed spin-off on August 5, 2002.  Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) Titan provides to SureBeam a $50.0 million senior secured line of credit, 2) the exchange of the $75.0 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8.0 million, with $4.0 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

      On August 5, 2002, as part of our commitment to extend a $50.0 million line of credit to SureBeam, Titan executed a $50.0 million senior secured revolving loan commitment to SureBeam that allowed SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17.0 million in the third quarter of 2002 (of which $20.0 million was borrowed by the end of the third quarter) and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon certain minimum ratios of SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) as a percentage compared to target EBITDA amounts in SureBeam’s financial plan submitted to Titan, but subject to a maximum of $12.5 million per quarter in 2003.  As of the end of the third quarter of 2002, SureBeam has borrowed $20 million on this facility and had $9.5 million unutilized amounts.  As of November 6, 2002, SureBeam had borrowed $25.0 million under the credit facility and Titan expects SureBeam to borrow additional funds in the future.

      In addition, we have guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.

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

      Funding for the advancement of our strategic goals, including acquisitions and capital expenditures, is expected to continue. We plan to finance these requirements from a combination of sources, which include cash generation from our government businesses, our credit facility and other available cash sources. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our expectations regarding our continuing funding for the advancement of our strategic goals, including acquisitions, the Company’s expectations regarding the operations of Titan Wireless, that it believes that it will be able to complete planned exit actions in Titan Wireless, that it will collect remaining receivable balances and sell GlobalNet in Titan Wireless, that the Company will be able to sell or dispose of any assets which are not material to its core business, and management’s belief as to the outcome of pending litigation or claims and any other expressions of belief, expectation, anticipation, plan, strategies, intention, possibilities or elections, including statements of events or contingencies that may or could occur or similar statements.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements.  These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and in the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on August 8, 2002, including its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, that the Government will fund, continue to make awards or exercise options, and issue task orders against the potential funding ceiling of contracts, contract termination risks, risks associated with acquiring other companies, including integration risks, the risks of doing business in developing countries and international markets, including foreign currency risks, and other risks described in the Company's Securities and Exchange Commission filings.

Item 4.  Controls and Procedures.

      Evaluation of Disclosure Control and Procedures.

      Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

      Changes in internal controls.

      There have been no significant changes in our internal controls or procedures or other factors that could significantly affect our internal controls.

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

      On August 16, 2002, Perimex International Corporation filed a complaint against Titan, Titan Wireless and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint seeks damages of $53.65 million and seeks injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’ assets.  The Court recently denied Perimex’s request for a preliminary injunction, sustained Titan and Titan Wireless’ demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  The court also ordered Perimex to post a bond for $0.09 million to secure payment of Titan and Titan Wireless’ costs if they prevail.  The Company believes that Perimex’s claims are without merit and the Company intends to defend its position vigorously.

      In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies.  The Company has received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  The Company has been informed that other companies who have performed such services have received subpoenas as well.  The Company intends to cooperate fully with the investigation.

      Further, we are subject to claims and from time to time are named as defendants in various types of legal proceedings.  We may also assert claims from time to time. Based upon current information and review, in the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect our financial position or results of operations taken as a whole.  However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or our cash flows in a future period.

Item 2.  Changes in Securities.

(a)	Conversion Rights of Titan Cumulative Convertible Preferred Stock.

As a result of the spin-off of SureBeam by Titan, each outstanding share of cumulative convertible preferred stock, formerly convertible into Titan common stock, at the option of the holder, at a rate of .667 share of common stock for each share of cumulative convertible preferred stock, is now convertible at a rate of .781 share of common stock for each share of cumulative convertible preferred stock.

(b)	Conversion Rights and Redemption Rights of Convertible Trust Preferred Securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDESsm).

As a result of the spin-off of SureBeam by Titan, each HIGH TIDES, formerly convertible into 1.0076 shares of Titan common stock, is now convertible into 1.3553 shares of Titan common stock.

Item 6.  Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	99.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the three months ended September 30, 2002, and through the date of this filing, the Company filed the following Forms 8-K and 8-K/A:

	(1)	Current report on Form 8-K/A dated May 23, 2002, and filed on August 9, 2002, to provide as an exhibit Annex I to Exhibit D to the Registrant’s Senior Secured Credit Agreement previously filed.

(2)

Current Report on Form 8-K dated July 30, 2002, and filed on August 1, 2002, to report that the Company announced the ratio of SureBeam Corporation shares owned by the Company to the number of Company common shares outstanding.  The ratio will be used to determine the SureBeam Corporation dividend to be received by the holders of Titan common stock in connection with the tax-free spin-off of SureBeam Corporation by the Company.  The distribution date will be August 5, 2002.

(3)

Current Report on Form 8-K dated August 2, 2002, and filed on August 14, 2002, to report that the Company had entered into a $50 million Senior Secured Credit Agreement with SureBeam Corporation in connection with the distribution of the Company’s majority ownership of SureBeam to Titan stockholders (the “Spin-off”) and to file certain exhibits to that Credit Agreement and other agreements entered into between the Company and SureBeam in connection with the Spin-off of SureBeam on August 5, 2002.

THE TITAN CORPORATION
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President, Chief Financial Officer
	By:	/s/ DEANNA J. HOM

Deanna J. Hom Vice President, Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, Gene W. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Titan Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Titan Corporation as of, and for, the periods presented in this quarterly report;

4. Titan Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Titan Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Titan Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer

CERTIFICATION

I, Mark W. Sopp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Titan Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Titan Corporation as of, and for, the periods presented in this quarterly report;

4. Titan Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Titan Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Titan Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MARK W. SOPP

Mark W. Sopp Chief Financial Officer

QuickLinks

Part I — FINANCIAL INFORMATION

        Item 1.  Financial Statements

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  CONSOLIDATED BALANCE SHEETS
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Item 4.  Controls and Procedures.

Part II — OTHER INFORMATION THE TITAN CORPORATION

        Item 1.  Legal Proceedings.
        Item 2.  Changes in Securities.
         Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES