Form 10-K
period 2002-12-31
TITAN CORP
filed 2003-03-31
CIK 32258

QuickLinks — Click here to rapidly move through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☒  No  ☐

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter:  $1,358,773,533.

        Number of shares of Common Stock outstanding as of March 21, 2003 was:  79,152,067.

Documents Incorporated By Reference:

        Proxy Statement for the 2003 Annual Meeting of Stockholders on June 3, 2003.  (The Company expects to file a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A.)  With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2003 Annual Meeting of Stockholders is not deemed to be filed as part of this Report, Parts II and III.

PART I

Item 1.  Business

Corporate Overview

      The Titan Corporation is a leading technology developer and systems integrator for the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies.  We provide a range of services and systems solutions.  These solutions and services include research and development, design, installation, integration, test, logistics support, maintenance and training.  We also provide services and solutions to government agencies with sophisticated information systems.  These include information processing, information fusion, data management, and communication systems.  In addition, we develop and produce digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and complex military specific systems.

      We focus on the following four markets:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise IT, and the War on Terrorism/Homeland Security.

      Our consolidated revenues were approximately $1.4 billion for the year ended December 31, 2002.

      Industry Overview.  Recent defense budgets are significantly higher than in prior years, especially in areas related to intelligence, surveillance, and reconnaissance and homeland security because of increased counter-terrorism activities following 9/11, the U.S. military operations in Afghanistan, the war in Iraq and the resulting changes required in the Department of Defense to prepare for these types of threats.  In addition, the U.S. government is increasingly using open systems that incorporate commercial off-the-shelf products to increase the adaptability and interoperability of its information technology systems architectures, creating greater contracting opportunities for systems and software integration work.  The U.S. government is also increasingly using the Internet and web-based systems to improve its efficiency, providing contracting opportunities for Internet-based integration work. The U.S. government is among the largest buyers of information technology systems and services in the world.  According to INPUT, Inc. (a market research organization), the U.S. government's information technology budget for fiscal year 2003, an important element of Titan’s addressable market, is projected to be approximately $50 billion, an increase of 11% from 2002.  Current forecasts, according to INPUT, for federal information technology spending are for a compound annual growth rate of approximately 10% over the next three to five years.

      The U.S. government's focus on modernization through increased spending on information technology reflects the critical role that this capability plays both in national security and in improving government efficiency.  In outlining the priorities of the Bush Administration, Secretary of Defense Donald Rumsfeld has stated that one of his five key objectives is to modernize the U.S. government's C4ISR capabilities.  The U.S. military is placing greater emphasis on interoperability and increasing productivity while using fewer resources by employing systems that act as force multipliers and increasing operating capabilities under differing conditions.  To further this strategy, military and intelligence agencies continue to increase their reliance on communications products and systems that provide secure, reliable and efficient transmission of voice, video and data in very demanding environments.

      The transition from the single threat, cold war era to today’s multiple and more widely dispersed threats, most notably the war on terrorism, coupled with the rapid rate of technological change, has increased the U.S. military’s need for more efficient and advanced information, communications, and military platform capabilities.  President Bush coined the term “transformation” when he said, “Our security will require transforming the military…(to) be ready to strike at a moments notice in any dark part of the world”.  Transformational Programs, especially in the C4ISR and information technology arena, represent a new paradigm in which there is growing importance on having systems that are designed, developed and cost-effectively built and very rapidly deployed.  This is often accomplished through innovative uses of existing technologies and integrating low-cost, commercially-available components and products to achieve best of breed cost effective systems and solutions.

      Competitive Strengths.  We attribute our growth and performance to several factors:

      Long Standing Customer Relationships and Experienced Management.  Founded in 1981, Titan has an extensive history of providing comprehensive information and communications products, solutions and services to U.S. defense, intelligence, and civil government agencies.  Collectively, Titan’s executives and general managers have on average approximately 25 years of industry experience and have developed long-standing, key customer relationships across all of the U.S. military services and several allied countries.  The industry experience of Titan’s executives and general managers has also helped to develop a significant presence with many civilian government agencies, which has contributed to Titan’s success in securing new contracts.

      Broad Solution Capabilities.  Titan has extensive industry expertise in the development of comprehensive information and communications products, solutions and services for government customers.  We provide products and solutions in areas such as signal processing, antenna design, low-detection waveforms, computer-aided target and image recognition, satellite communications hardware and software, signal direction-finding systems, and real-time object tracking and targeting.  In addition, we have significant knowledge of legacy information technology and C4ISR systems currently in operation and the ability to integrate new solutions into existing systems.  This ability to provide full-service products, solutions and services, coupled with our employee base of over 6,600 "Secret" and above-cleared personnel, is enabling us to bid on larger, more comprehensive government contracts than at any time in our history.  During 2002, we won seven of eight competitive procurements with potential values exceeding $100 million in which we participated, including our largest contract ever, the $533 million Enterprise Architecture and Decision Support (EADS) contract with the National Security Agency.

      Our information systems solutions and services include systems analysis, design, and architecture, software development services and systems integration.  Our initial work in this area generally involves a joint analysis of the customer's enterprise structure and processes and information and communications systems needs.  Once this analysis is completed, we design the technology solution to meet the customer's needs.  This process typically involves software development, coupled with integration of commercial off-the-shelf software and hardware.  We also provide a variety of professional and technical support services, including electronics and mechanical design and fabrication, computer-aided design and manufacturing services, technical documentation and prototyping.  In addition, we offer a variety of standard products, including satellite communications modems and terminals, signal direction-finding systems, lasers, sensors, and electro-optical systems.  As a result of the complex nature of Titan’s customer solutions, our engagements often are long-term and involve follow-on contracts.

      Extensive Acquisition and Integration Experience.  As a result of changes in U.S. government procurement policies toward consolidating programs and awarding larger, more comprehensive contracts, we placed more emphasis on an acquisition strategy that would broaden our capabilities to allow us to effectively compete for these larger contracts.  Since January 1, 1998, we have acquired and successfully integrated 18 government information technology companies into Titan.  These acquisitions occurred and are continuing to occur at a time when a broad consolidation in the government information technology industry was and is ongoing.  We have won larger government contracts as a direct result of our successful integration of acquired technologies, expertise and intellectual property, and we continue to bid on larger, more comprehensive government contracts as a result of those acquired capabilities.

      Strategy.  Our objective is to expand market share in the national security and government IT markets, improve our operating margins and profitability, and generate strong net cash flow to reduce our overall debt.  We intend to achieve these objectives with the following strategic initiatives:

      Maintain Technological Advantage.  Our successful track record over the past 21 years with research and development projects has helped us create a diversified portfolio of technologies which in turn helps us obtain additional government research and development funding and ultimately new system and product contracts.  We believe that our expertise and capabilities with a wide range of technologies make us well positioned to provide information technology and communications systems, products and services to our customers.  We will seek to maintain this advantage by keeping pace with new developments in technology, and by continuing to compete for contracts that require high-quality, sophisticated technical solutions.

      Build Upon our Competitive Strengths to Bid on Larger, More Comprehensive Contracts.  We have an extensive history of providing increasingly broader and more complex information systems and communications solutions and services to defense and intelligence-related government agencies.  We have demonstrated that this experience, our reputation, our products and services, and the enhanced technical and personnel resources resulting from our acquisitions have enabled us to bid on and win larger dollar value and more comprehensive government contracts.  We believe we will continue to successfully bid on and win larger and broader contracts due to our focused business development practices, our demonstrated strong performance on large contracts and due to increased outsourcing and consolidation of government programs.

      Improve Profitability.   We are actively engaged in increasing our profitability by reducing facility and operations costs, and improved scale of efficiency on the larger contracts recently won.  We are strengthening controls and incentives on business productivity, including profit margins and cash flow, across all our operations to promote increasing profitability both short and long term.  Our business mix is expected to gradually change in order to derive a greater portion of revenue from higher margin products and systems production contract vehicles as products and systems move from development to production.

      Balanced Business Mix.  Our current contract type and customer mix is well diversified.  Our contract mix of approximately 36% cost reimbursement contracts provides a low risk and more predictable revenue and profit base, while the remaining 64% of our revenues which are derived from time and materials and fixed price contracts provide an opportunity to increase our operating margins.  We intend to continue to maintain diversification in our customer mix by bidding and executing on contracts across all the Armed Services, intelligence agencies, Department of Homeland Security and other federal and civilian agencies.   We also intend to maintain a diversified mix of cost plus, time and materials, and fixed price contracts; however, we are seeking to moderately increase the percentage of service revenue derived from time and materials contracts and decrease the percentage derived from cost-plus contracts.  In addition, faster growth in our products and systems business should result in a greater percentage of revenues derived from fixed price contracts.

Four Focused and Interrelated Market Areas.   We apply our core capabilities to provide technology, products and services with a focus in four often overlapping and synergetic market areas:  C4ISR, Transformational Programs, Enterprise Information Technology, and Homeland Security and the War on Terrorism.  Each of these markets are described in greater detail in the following sections, including specific examples of the work we are doing in these areas.

      Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR)

      C4ISR has been the cornerstone of our expertise since we were founded in 1981 and it is the principal business foundation on which we have grown over the years.  C4ISR can be described as the process of gathering military information through intelligence, surveillance, and reconnaissance measures, and transmitting this information digitally through high technology communications systems, processing the digitized information to facilitate command and control decision making, and discriminating such commands electronically back to military and intelligence platforms for execution.  Computers and communications systems are the common vehicle for this information gathering, processing and deployment process.  We are a key contributor to the significant C4ISR systems that support the United States military, Department of Defense agencies and organizations, and the evolving Department of Homeland Security.  Through systems engineering, technical assistance, program management, products, and systems integration, we have been in the forefront of assisting our customers in reaching their C4ISR mission goals.  The following are examples of our efforts in C4ISR:

•

The Joint Range Extension.  We have developed an information solution that allows real-time tactical data link information developed by a variety of sensors to be transmitted over any communications medium.  This innovative capability allows commanders to “see” and share the actual tactical events of a campaign at different locations simultaneously.  This capability was used very successfully in the recent Afghanistan operations to provide commanders with a view of the battle space at extended ranges, thus allowing forces to be coordinated, sequenced, and deployed rapidly to meet the needs of the operational commander.  We expect this system to be a key provider of extended situational awareness in any future contingencies or conflicts.

•

Advanced Digital Waveform for the U.S. Navy.  Our Advanced Digital Waveform, or ADW, increases data throughput rates on dedicated ultra-high frequency satellite communication channels by up to four times current rates.  Increased data transport is critical to support new platforms such as UAV’s, and to enhance weapons coordination and the command and control of naval forces.    Our Mini-Demand Assigned Multiple Access, or Mini-DAMA, terminals will be the first U.S. Navy systems to receive ADW capability.  Once this capability is installed, the terminals will be capable of passing information at three to four times the previous rate.  The current project contemplates that the majority of the U.S. Navy's Mini-DAMA terminals will be outfitted with this improved communications feature within the next couple of years.

•

Systems Support Services.  Our nation’s defense depends heavily upon sustaining fielded systems. U.S. Air Force, U.S. Army, Combatant Commanders, The National Reconnaissance Office (NRO), and intelligence agencies depend upon us to provide systems support in the form of rigorous engineering, program management and training.  We provide the U.S. Navy with critical C4I systems and networks. Additionally, Titan is an essential Navy provider in the field engineering, installation and quality integration of sophisticated communications, weapons, hull, mechanical and engineering support systems for virtually all ship types. We provide the U.S. Marine Corps with its operational modeling and simulation system via the Marine Air Ground Task Force (MAGTF) Tactical Warfare Simulation System (MTWS).

•

System-Level Solutions.  We develop, deliver and support system-level solutions for a wide range of weapon, sensor, surveillance, and reconnaissance systems. Additionally, we are conducting analysis of aircraft and ship structures, applying advanced corrosion control methodologies, and supporting the development of advanced materials. In support of information operations, we provide highly specialized information security and signal intelligence systems and services to the intelligence community. In the key national imperative areas of missile defense and combating terrorism, we conduct weapons effects analysis services and develop computer models for effects prediction.

•

Channel Control Modems for Integrated Monitoring and Power Control Subsystems.  We are developing, integrating and producing a modem for the Integrated Monitoring and Power Control Subsystem, or IMPCS. IMPCS is being developed to reduce manpower requirements and increase the efficiency of communication between the various control terminals and deployed, tactical terminals that use the geosynchronous satellites of the Defense Satellite Communications System.  Satellite network efficiency is improved greatly by balancing the power levels arriving at the satellites.  Today's system uses a manpower-intensive manual approach to monitor the entire global network and conduct point-to-point communications with terminal operations to provide power-balancing direction.  Our modem is expected to fully automate this process.

•

Communications Products.  We have provided the Department of Defense and Intelligence community with state-of-the-art products from our earliest days as a company.  Our communications product specialization is in the development, manufacture and support of satellite communications (UHF, SHF, EHF) radios, modems, baseband systems, power amplifiers and complete terminals.  We design and produce the AN/USC-42 DAMA terminal, which provides bandwidth efficient mobile satellite services at UHF for military users.  We are the industry leader in small, lightweight, low-power signal intercept, direction finding and signal processing systems for Signal Intelligence (SIGINT) applications. These high-value SIGINT products include 20Mhz to 2GHz manportable, ground vehicle, maritime patrol craft and fixed-site applications.

•

The Naval Air Systems Command/Naval Air Warfare Center.  We are helping with the systems engineering and integration of Naval Aviation Reconnaissance and Surveillance systems under a multi-year contract.  Under current tasking, our engineers provide design and analysis support for the installation and integration of state-of-the-art sensor systems in both manned and unmanned reconnaissance platforms.  Systems level support typically includes concept exploration, specification preparation, interface design, laboratory integration, and test and evaluation.  We also support tactical manned and unmanned platforms and avionics equipment.  Our engineers provide design and analysis support for the integration of sophisticated subsystems into the avionics and weapons systems of many types of aircraft.  These subsystems include electro-optic/infrared devices, radar, electronic warfare systems, mission planning modules, and tactical data links.

•

Military Satellite Communications.  Our engineers and technicians provide engineering, program and operational support to the Space and Naval Warfare Systems Command and the Space Warfare Systems Centers in San Diego, California, and Charleston, South Carolina.  Our satellite communications experts are involved in all aspects of U.S. Navy and other military satellite programs including: the determination of requirements, laboratory and in-field operational testing, on-the-job and formal training, maintenance, operation, technical assistance, integration, and installation.  Our members of the Fleet System Engineering Team provide on-site support at U.S. Navy satellite communications sites in Virginia, Hawaii, Italy and Bahrain.

      Transformational Programs

       We are developing new transformational systems for the Department of Defense that focus on national security challenges faced by the United States.  We are seeking to win engineering development contracts and ultimately full-scale production contracts to provide low-cost, mission critical transformational systems.  We also apply our expertise to the life cycle challenges of today.  The following are several key initiatives in our portfolio of active “transformational” efforts:

•

X-Craft.  We have a contract to design, build and integrate a vessel for the United States Navy that is unlike any other currently in the fleet today.  The X-Craft will be a high-speed aluminum catamaran 240 feet in length with a combined gas turbine or diesel propulsion plant, capable of speeds greater than 50 knots.  It will be self-deployable over trans-Atlantic ranges.  The craft will have two helicopter landing spots cable of handling H-60 series and smaller aircraft and the unique X-Craft’s mission module bay will be capable of simultaneously supporting the developing multiple mission packages that will be key to the follow-on new ship class, the Littoral Combat Ship (LCS).  The X-Craft program incorporates not only innovative design, development and management methods, but also is using revolutionary acquisition processes intended to get this craft and the information derived from using the craft in support of the LCS in the hands of naval forces as rapidly as possible.  The X-Craft is expected to be in the water in the summer of 2004.  Extensive testing will follow to demonstrate tactics, techniques, procedures, and technology for the LCS, the Navy’s planned next generation of warship.

•

Affordable Weapon.  We are developing a loitering Unmanned Aerial Vehicle (“UAV”) that is designed to carry a 200-pound warhead at extended ranges and remain airborne and ready for rapid deployment for up to 24 hours.  The UAV will be built using commercially-available off-the-shelf components at a cost expected to be approximately one-tenth of the cost of comparable missiles used by the military.  We have built and tested 15 of these UAV’s, which can be launched from land, ship or aircraft.

•

U.S. Army's Prophet Initiative.  Our initial role as part of this initiative was to design and integrate a multi-faceted, radio frequency intercept and direction-finding system into an existing Army vehicle.  We completed the initial 13 low-rate production systems ahead of schedule and were awarded the first full-scale, competitive production contract to produce and field up to 83 production-level mobile systems.  In its eventual implementation, the U.S. Army's Prophet initiative is planned to be a combination of mobile, ground-based intercept/direction-finding receivers and an airborne complement of unmanned aerial vehicles.  This innovative system was deployed successfully in the recent U.S. military operations in Afghanistan.  The Prophet program validated our “transformational” systems development strategy -- applying innovation and technology insertion, taking a systems engineering focus on unique defense challenges, winning the development contract, providing stellar systems performance in test and evaluation, winning the production contract, providing life-cycle management, and participating in updates and follow-on systems.

•

KaBand Satellite Terminal.  In 2002, we received a contract from the U.S. Army to develop a new terminal for the KaSAT, the military’s new wideband gapfiller satellite communications system, scheduled for deployment in 2004.  The terminal will provide KaSAT connectivity to ground forces as an adjunct to existing satellite communications and is expected to become an integral part of the Army’s Warfighter Information Network – Tactical, WIN-T, program.  This program is an important part of the Army’s transformational concept of “SATCOM on the Move” allowing maneuvering forces to receive and transmit critical voice and data at high bandwidth without having to stop and erect satellite equipment.

      Enterprise Information Technology

      We provide complete enterprise information technology solutions that enable seamless connectivity from the strategic to the tactical level of a customer’s critical enterprise.  By necessity, the defense and intelligence organizations require technology that enables information to flow into multi-disciplined, cross-organizational teams of analysts that respond quickly and effectively to continuing threats and immediate crises.  Information is gathered through all source collection methods and assessed, and in many cases, enriched, to assure its relevance and use.  We support many enterprise information technology and modernization efforts within our nation’s defense and intelligence communities, as well as mission critical networks for civilian agencies.  The following are several examples of Enterprise Information Technology contracts:

•

USSOCOM.  Under the Enterprise Information Technology Contract (EITC), we are bringing the U.S. Special Operations Command (USSOCOM) an improved level of service and reliability in support of all worldwide Special Operations information technology requirements. EITC is an innovative solution meeting the Command’s enterprise needs while delivering strategic improvements, increased interoperability, and efficient support at all USSOCOM sites and locations. EITC includes the planning, management, operations and maintenance (O&M), and training, for all garrison and deployed Wide Area Networks (WAN), Metropolitan Area Networks (MAN), Local Area Networks (LAN), desktops, applications, databases, and communication and network infrastructures for data, voice, and video. This includes the O&M, development, integration, testing, training, and customer support for all desktops, portable computing devices, applications, messaging systems, databases, and web services used by Special Operations Forces (SOF). This program also includes information assurance, transmission, and communication security requirements, requirements management, configuration management, hardware maintenance, and disaster recovery.

•

Supporting the Joint Deployable Intelligence Support System (JDISS).  We are assisting with the systems engineering for JDISS, a worldwide intelligence network with over 10,000 nodes that we maintain on a seven day per week/24 hour per day basis (7/24).  This very secure network provides critical intelligence information to all facets of the United States military and many homeland security agencies and is located at all front line combat locations.

•

Navy Cash.  We are assisting the U.S. Treasury, Naval Supply Systems Command, JP Morgan Chase and others in providing a cashless environment for sailors and marines deployed throughout the world, so that their money is safe and their families have 7/24 access to it.  It is a system of point of sales, ATMs, and other automated financial services provided to service members.

•

Information Assurance and e-Government Services.  We provide systems and solutions related to information assurance, security consulting and e-government applications.  We also focus on the design, installation and maintenance of local and wide area networks used to operate the U.S government's Internet-based initiatives.  We design electronic filing, procurement and payment systems for the government agencies involved in those initiatives, along with Internet portals used to electronically distribute confidential and non-confidential information to other government entities and the public at large.

      Homeland Security and the War on Terrorism

      Although the U.S. Department of Homeland Security is a new organization, we have been providing homeland security solutions to various government agencies for over 15 years.  As with our efforts in our traditional defense business, Titan brings innovation, integration, deployment, and life cycle service to the national imperative of homeland security and counter terrorism measures.  We provide products and services in the following key homeland security areas:

•

Support of First Responders.  We support first responders through our communications systems such as APCO 25 compliant radio systems that greatly facilitate interoperability and crisis response.  In addition, we develop, integrate and build emergency mobile command vehicles and systems to provide backup communications capability to governmental agencies and first responders.  We also provide very realistic training facilities through our contract to run the Center for National Response and exercises to prepare first responders for a variety of potential terrorist threats.

•

Defending Against Bio-terrorism.  We provide engineering, analytical support, systems development, and integration of many key systems to agencies protecting our country against the threat of chemical and bio-terrorism.  Some key examples of our efforts in this area include supporting over 200 cities through the HHS Metropolitan Medical Response System, and supporting the U.S. Army Soldier and Biological Chemical Command, which would be the center of any federal government effort to fight a bio-terrorism attack.

•

Securing America’s Borders.  Protecting America’s cyber borders is a major Titan endeavor, as network and information technology security and protecting critical infrastructure have become increasingly important initiatives in national security.  We are also working in the areas of intelligence information distribution, such as wining the prime integrator role in the development of the Department of Defense’s Integrated Broadcast Service, which integrates and fuses near real-time correlated intelligence data via satellite to intelligence agencies and combatant commanders worldwide.

•

21st Century Technology to Secure the Homeland.   We are in various stages of developing several new technologies to support homeland security, including a new digital data link between aircraft and the ground, concealed weapons detectors, through-the-wall surveillance capabilities, buried mine detection devices, fissile material detectors and RF (radio frequency) attack warning chips.

      Contract Profile.  We are currently performing work under approximately 2,500 contracts.  No single contract accounted for more than 1.9% of our total 2002 revenues.  Our total revenues from business with government agencies in 2002 were approximately $1.3 billion, of which approximately 43% were generated by time and materials contracts, approximately 36% were generated by cost reimbursement contracts, and approximately 21% were generated by fixed-price contracts.  Since operating margins on time and materials contracts are generally higher than those generated by cost reimbursement contracts, we have made and continue to make an effort to generate an increasing amount of revenue from time and materials contracts.

      Competition.  We are one of many companies involved in providing information systems solutions, support services and communications products for a variety of programs for agencies of the U.S. government and civil governments.  Most activities in which we engage are very competitive and require that we have highly skilled and experienced technical personnel to compete.  Many of our competitors have significantly greater financial, personnel and other resources than us.  These competitors include Computer Sciences Corporation, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, and Science Applications International Corporation.  In addition, we compete with smaller and medium sized companies such as:  Anteon Corporation, CACI International Inc., Dynamics Research Corporation, Veridian Corporation and ViaSat, Inc.  We believe that the primary competitive factors for our information systems solutions, support services and communications products include reputation, technical skills, past contract performance, experience in the industry and customer relationships.

Commercial Businesses

      We have restructured our organization to focus our primary efforts on our core national security business.  However, we continue to own all or portions of commercial businesses that were built on technology we developed under government contracts, or acquired through our acquisition of other defense companies.

The following are examples of our commercial technology-based businesses and investments:

      Titan Scan Technologies' core technologies and expertise were developed by us from our government contracts business.  Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, which utilize the electron beam process that SureBeam Corporation (which we funded and spun-off in August 2002) uses for food irradiation.  Titan Scan Technologies' medical equipment sterilization systems are currently used in the medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic and in France, Mediscan in Austria, Rochialle Corporation in Wales, and Isotron in the United Kingdom.  Titan Scan Technologies also offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego, California, Denver, Colorado and Lima, Ohio. Following the 2001 anthrax terrorism, Titan Scan Technologies became known for its efforts to sanitize the mail to mitigate this bioterrorism threat from treated mail and parcels.  In addition to contracting for use of Titan Scan's facility for mail sanitization, the Postal Service purchased eight mail sanitization systems.  Titan Scan has also begun to market the use of electron beam technology outside of its traditional medical device customer base, including the use of electron beam technology to improve material performance in semiconductors, aerospace composites, wire and cable, plastics and packaging films.

      e-tenna's core technologies and expertise were acquired as part of our acquisition of Atlantic Aerospace Electronics Corporation during 1999 and then further developed by us.  We have chosen to utilize external equity financing to help fund the development of this business and have retained an investment in this company.  As a result, e-tenna's results are not consolidated with our results of operations.  e-tenna is developing antennas and radio frequency systems based on electromagnetic technology that it expects will establish new performance standards for the next generation of radio frequency technology.  The key features of the technology are that it suppresses undesired radio frequency currents, thereby isolating the antenna from influences that could degrade performance.  It also improves signal strength by causing power to radiate away from the device or equipment in which the technology is being used.  e-tenna is currently focused on creating products for the mobile device market where its technology has the potential to significantly reduce the size, increase the functionality, improve the performance, and decrease the cost of wireless equipment.  Another key benefit of e-tenna's technology is the isolation property that allows multi-frequency devices such as phones, PDAs, and laptops to function efficiently and without significant interference.

      In 1996, we contributed the core technology to form Servnow! NetTechnologies, Inc., which later became known as IPivot.  Titan created the technology spin-off in 1996 to commercialize a concept developed in Titan’s software business unit.  In October 1999, IPivot was sold to Intel Corporation.

      Competition.  Titan Scan and e-tenna employ different technologies and business models, and as such compete in different markets.  Titan Scan competes against substantially larger enterprises involved in medical sterilization, including Ion Beam Applications, s.a., and Steris.  e-tenna is a start-up enterprise and will be competing with larger more established component manufacturers in the mobile wireless device business.

Discontinued Operations

      During 2002, the Company’s board of directors made the decision to exit a substantial portion of its commercial businesses, consisting of Titan Wireless, Cayenta, AverCom, and LinCom Wireless.  Prior to these decisions to exit these businesses, the Company grouped its business into five segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

Titan Wireless (Discontinued July 11, 2002)

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

      Despite our low cost technology and efficiency advantages, competition in the international telecommunications sector has driven market rates to levels that make operations of our networks at our existing size uneconomical. Notably, the bankruptcies of Global Crossing Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers such as Ibasis, imposed a rapid and sudden deterioration in wholesale prices in 2002.  In July 2002, we decided to exit our international telecommunications businesses through a combination of selling assets or businesses and shutting down operations.  We are continuing to operate our networks while we complete the divestiture process to preserve the value of the businesses and assets we are seeking to sell.

      For the year ended December 31, 2002, Titan Wireless had revenues of approximately $130.3 million.

Cayenta (Discontinued March 1, 2002)

      Overview.  Cayenta provided software applications and implementation and integration services to customers to solve specific business and operating problems.  These software applications were tailored for the customers’ business and operating requirements and made accessible via the Internet.  For the year ended December 31, 2002, Cayenta had revenues of approximately $6.4 million.  These businesses were sold in July 2002.  (Refer to Note 6 to the consolidated financial statements for further discussion).

Titan Technologies (Substantially Discontinued August 2002)

      Overview.  In Titan Technologies, we leveraged our intellectual property portfolio to create commercial technology applications or individual businesses from technologies primarily developed from government-sponsored research and development programs.  We included in Titan Technologies at any given time those commercial technology applications and individual businesses that we have not at that point developed into separate operating segments.  In 2002, Titan discontinued its AverCom business, its LinCom Wireless business, and other commercial information technology businesses.  For the year ended December 31, 2002, the discontinued operations of Titan Technologies had revenues of approximately $31.4 million.

Government Contracts

      A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses.  Our revenues from U.S. government business represented approximately 90% of our total revenues for the year ended December 31, 2000, approximately 93% of our total revenues for the year ended December 31, 2001, and approximately 95% of our total revenues for the year ended December 31, 2002.  Any significant reductions in the funding of United States government agencies or in the funding areas targeted by our businesses could materially and adversely affect our operating results.

      U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements.  When we subcontract with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract.  We often have little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in our loss of our subcontract.  In 2002, approximately 20% of our revenue was derived under subcontracts with prime contractors.  In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government.  As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate.  Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees.  Any audits of our contract-related costs and fees could result in material adjustments to our revenues.  In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations.  Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years.  Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years.  Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results.

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

	Year Ended December 31,

Contract Type	2002	2001	2000

Time and Materials	42.6%	41.5%	38.6%
Cost Reimbursement	36.3	39.3	42.3
Fixed-Price	21.1	19.2	19.1

	100.0%	100.0%	100.0%

Backlog

      Contracts undertaken by us may extend beyond one year.  Accordingly, portions are carried forward from one year to the next as part of backlog.  Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.

      Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements.  This results in two different categories of U.S. government backlog: funded and unfunded backlog.  "Funded backlog" consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency.  Although funded backlog is appropriated by Congress, we cannot guarantee that cancellations or scope adjustments will not occur.  The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential cancellation fees.  "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues to be funded on contracts which have been newly awarded to us.  Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.  "Backlog" is the total of the government and commercial funded and unfunded backlog.

      Our backlog consisted of the following approximate amounts as of the following dates:

	As of December 31,

Backlog	2002	2001	2000

	(in thousands)
U.S. Government funded backlog	$695,598	$545,569	$332,099
U.S. Government unfunded backlog	3,306,244	2,231,052	1,665,054
Commercial backlog	39,568	26,788	24,187

Total backlog	$4,041,410	$2,803,409	$2,021,340

      We expect to realize approximately 29% of our December 31, 2002 backlog by December 31, 2003.

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

Manufacturing

      We operate both fabrication and assembly facilities and also purchase certain components and assemblies from other suppliers.  No one supplier accounts for a significant portion of total purchases.   In limited cases, we obtain products from a sole supplier or a limited group of suppliers.  For example, Titan currently relies upon SureBeam as an exclusive supplier of linear accelerators for its medical sterilization business, and SureBeam, in turn, relies on one supplier for some of the key components used to manufacture SureBeam's linear accelerators. Consequently, we risk disruptions in our supply of key products and components if these suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors.

Patents, Trademarks and Trade Secrets

      Our policy is to apply for patents and other appropriate statutory protection when we develop new or improved technology, although we do not rely on patent protection in the normal course of our government contract operations.  We presently hold over 100 U.S. and foreign issued patents, as well as a number of trademarks and copyrights.  However, we do not rely solely on these statutory protections to protect our technology and intellectual property.  In addition to seeking patent protection for our inventions, we rely on the laws of unfair competition and trade secrets to protect our unpatented proprietary rights.  We attempt to protect our trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants.  In addition, various names used by us for our products and services have been registered with the United States Patent and Trademark Office.

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

Research and Development

      We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products.  These programs' costs are expensed as incurred.  Titan-funded research and development expenditures were $5.7 million in the year ended December 31, 2000, $9.3 million in the year ended December 31, 2001, and $9.6 million in the year ended December 31, 2002. A portion of our research and development activities during 2002 was customer-funded and as such was paid for through contract revenues with an associated expense in operating expenses.  All of our customer-funded research and development activity is funded under contracts with the U.S. government.

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

      We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances.  Although our business is not generally involved in the handling of hazardous materials, we cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result.  From time to time, we have been notified of violations of government and environmental regulations.  We attempt to correct these violations promptly without any material impact on our operations.  In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future.  These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

      As of December 31, 2002, we employed approximately 9,900 employees, most of whom were located in the United States.  We currently are not subject to collective bargaining arrangements, and we believe that our relationships with our employees are satisfactory.

Available Information

      Our website address is www.titan.com.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments for those reports as soon as reasonably practicable after such material is electronically furnished to the Securities and Exchange Commission.

Item 2.  Properties

      Our operations' facilities occupy approximately 2,574,400 square feet of space located primarily throughout the United States.  The large majority of the space is office space.  Substantially all of our facilities are leased.  We describe our lease commitments in Note 10 to the accompanying consolidated financial statements.

      As a result of the merger of Titan Systems, Inc. into The Titan Corporation in September 2002, a charge of approximately $32.2 million was taken in 2002 for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009 and representing approximately 395,000 square feet of excess space.  The Company is actively marketing the facilities for sublease opportunities.  However, the available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.

Item 3.  Legal Proceedings

      On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint seeks damages of $53.65 million and seeks injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’ assets.  The court denied Perimex’s request for a preliminary injunction, sustained Titan and Titan Wireless’ demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  The court also ordered Perimex to post a bond for $0.09 million to secure payment of Titan and Titan Wireless’ costs if Titan prevails, or if Perimex does not prevail.  Perimex elected not to post the bond, and the complaint was voluntarily dismissed without prejudice by Perimex.  However, Perimex has the right to file a new complaint.  The Company believes that Perimex’s claims are without merit and the Company intends to defend its position vigorously.

      In the ordinary course of business, defense contractors are subject to many levels of audit and investigation by various government agencies.  We have received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology service we performed for the Air Force at Hanscom Air Force Base in Massachusetts.  We have been informed that other companies who have performed such services have received subpoenas as well.  We have been and continue to cooperate fully with the investigation.

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

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

      The Company's common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange (NYSE).  As of March 20, 2003, there were approximately 3,688 holders of record of the Company's common stock and 465 holders of record of the Company's preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees.  The closing prices for the common and preferred stock on the NYSE as of March 20, 2003, were $7.58 and $15.50, respectively.  The quarterly market price ranges based on the high and low sales prices for the Company's common and preferred stock on the NYSE in 2002 and 2001 were as follows:

Common Stock	2002		2001

Fiscal Quarter

	High	Low	High	Low

First	$18.66	$12.64	$18.95	$11.71
Second	17.43	12.72	18.70	9.81
Third	13.64	6.62	16.71	12.07
Fourth	13.94	8.86	21.57	13.25

Cumulative Convertible	2002		2001
Preferred Stock
Fiscal Quarter	High	Low	High	Low

First	$20.40	$18.20	$21.25	$17.75
Second	19.80	17.15	20.85	15.55
Third	17.10	13.30	18.90	16.75
Fourth	17.35	15.30	21.30	17.00

      No cash dividends were paid on the Company's common stock in 2002 or 2001.  Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

      On August 5, 2002, we distributed to our stockholders in the form of a dividend 0.6986 shares of SureBeam Corporation for each outstanding share of Titan common stock.   The common stock prices presented above for periods before August 5, 2002 are restated stock prices and reflect the distribution of our ownership in SureBeam to our stockholders.  The market prices were restated by dividing by 1.345, the same adjustment made by Titan to outstanding Titan stock options to maintain the same aggregate intrinsic value of the stock options as before the spin-off.  See Note 12 to our consolidated financial statements.

Equity Compensation Plan Information

      The following table summarizes our equity compensation plans as of December 31, 2002:

(Shares in thousands)	Number of securities to be issued upon exercise of options(a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by stockholders	11,006	$8.56	6,186
Equity compensation plans not approved by stockholders	—	—	—

Total	11,006	$8.56	6,186

Item 6.  Selected Financial Data(in thousands of dollars, except per share data)

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated statement of operations data presented below for each of the years ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002 and 2001 are derived from our consolidated financial statements included in this filing.  The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999, and 1998 are derived from audited consolidated financial statements not included in this document.

	2002	2001	2000	1999	1998

Operating Results:
Revenues	$1,392,160	$974,497	$846,208	$741,225	$525,519
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(7,836)	(3,457)	(10,590)	37,660	18,540
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle per common share:
Basic	$(.11)	$(.13)	$(.25)	$.78	$.43
Diluted	(.11)	(.13)	(.25)	.70	.41
Financial Position:
Cash, cash equivalents and investments	$34,123	$18,621	$6,447	$12,970	$13,786
Total assets	1,297,442	1,451,919	951,209	627,550	369,923
Amounts outstanding under lines of credit, long-term	344,750	317,187	260,625	215,014	98,215
Other long-term debt	2,045	5,612	1,250	5,749	36,796
Company obligated mandatory redeemable convertible preferred securities	250,000	250,000	250,000	—	—
Stockholders' equity	312,313	496,958	167,416	166,348	98,440
Preferred dividends	689	690	692	695	778

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

(Amounts in thousands, except share and per share data, or as otherwise noted.)

      The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document.  The following discussion of our financial condition and results of operations contains forward looking statements that involve risks and uncertainties.  Our actual results may differ materially from what is discussed in the forward-looking statements.  Factors that might cause such differences include those discussed below under the heading “Risk Factors.”

Overview and Outlook

      The Titan Corporation is a leading technology developer and systems integrator for the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies.  We provide a range of services and systems solutions.  These solutions and services include research and development, design, installation, integration, test, logistics support, maintenance and training.  We also provide services and solutions to government agencies with sophisticated information systems.  These include information processing, information fusion, data management, and communication systems.  In addition, we develop and produce digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and complex military specific systems.

      We focus on the following four markets:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise IT, and the War on Terrorism/Homeland Security.

      Prior to the recent developments discussed below, the Company grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed below, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

      On October 16, 2001, Titan adopted a definitive plan to spin off its majority owned subsidiary SureBeam Corporation in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend.  Titan historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued operation.

      During the first quarter of 2002, Titan’s board of directors made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” (SFAS No. 144), all commercial operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements (see Note 6 to the accompanying consolidated financial statements).  For the year ended December 31, 2002, revenues from the Cayenta businesses were approximately $6.4 million.

      In July 2002, Titan’s board of directors made the decision to exit all of its international telecommunications business through a combination of selling and winding down its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and we expect to complete these actions during 2003.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144 (see Note 6 to the accompanying consolidated financial statements).  For the year ended December 31, 2002, Titan Wireless had revenues of approximately $130.3 million.

      In August 2002, Titan’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144 (see Note 6 to the accompanying consolidated financial statements).  For the year ended December 31, 2002, revenues for these businesses, including AverCom, were approximately $31.4 million.

      As a result of Titan’s decision in the third quarter of 2002 to exit substantially all of its remaining commercial businesses and because most of Titan’s remaining operations are its government businesses, Titan is no longer reporting the results of operations by segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Also, as a result of these decisions, the Company merged its Titan Systems Corporation subsidiary, which encompassed its primary government businesses, into The Titan Corporation on September 25, 2002 (see Note 1 to the accompanying consolidated financial statements).

      Our revenues have grown internally and through our strategy of increasing our core competencies and expanding our customer base through acquiring government information technology companies as part of the general trend of the defense and government information technology industry consolidation.

      Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts.  Significant portions of our contracts are time and materials and cost reimbursement contracts.  We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost plus fixed fee contracts.  The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts.  The U.S. government also has awarded us fixed-price contracts.  Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit.  Of our total revenues from our government business in 2002, approximately 43% were generated by time and materials contracts, approximately 36% were generated by cost reimbursement contracts, and approximately 21% were generated by fixed-price contracts.

      During 2002, the Company completed three acquisitions within the U.S. Government business that were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in our operating results as of the date of the purchase.  The following table represents selected data regarding each acquisition.  For a more detailed discussion, refer to Note 3 to our consolidated financial statements:

Name	Date of Acquisition	Consideration Paid		Goodwill and Purchased Intangibles

Wave Science, Inc.	September 12, 2002	$8.5	million*	$8.2	million
Jaycor, Inc.	March 21, 2002	$103.5	million	$45.9	million
International Systems, LLC	February 22, 2002	$3.0	million*	$3.5	million

*Consideration paid is subject to adjustment if certain earn-out conditions are achieved.

      During 2001, the Company completed three acquisitions within the U.S. Government business that were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in our operating results as of the date of the purchase.  The following table represents selected data regarding each acquisition.  For a more detailed discussion, refer to Note 3 to our consolidated financial statements:

Name	Date of Acquisition	Consideration Paid		Goodwill and Purchased Intangibles

BTG, Inc.	November 27, 2001	$135.5	million	$147.4	million
Datron Systems, Inc.	September 28, 2001	$48.9	million	$28.5	million
Assets of Maxwell TechnologiesSystems Division, Inc.	March 23, 2001	$10.7	million	$7.0	million

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

      In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  The Company recognized approximately $2.3 million, $2.8 million, and $6.9 million as a reduction of costs against this deferred profit in 2002, 2001, and 2000, respectively.  The remaining amount of $0.8 million at December 31, 2002 is estimated to reduce costs through 2007.

Discontinued Operations

       •      Titan Wireless (Discontinued July 11, 2002)   The Company is in the process of attempting to sell all of its operations within Titan Wireless, including all of the operations discussed below.  Management expects to complete such sales within one year and believes that it is unlikely that Titan will make significant changes to the plan or will withdraw the plan.  Accordingly, the Titan Wireless segment has been reflected as a discontinued operation for all periods presented.  Revenues for Titan Wireless were $130.3 million and net loss was $155.4 million for the year ended December 31, 2002.

      Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., completed work on a satellite-based communications system for Benin's national telephone company during 2001.  Under the terms of the applicable contracts governing the project, as part of the financing of this project, Titan Wireless will co-operate the system with the national telephone company of Benin until all equipment costs, including integration costs, have been paid for via the revenues generated from the system and then transfer the operations to the national telephone company of Benin.  The terms of Titan Wireless's agreement with the OPT to pay for this receivable and further amounts include, among other things, a revenue sharing of total net receipts on this project for up to a maximum period of 9 years, depending upon when the equipment has been paid for.  The remaining carrying value of the net receivable as of December 31, 2002 is approximately $34.6 million.  Approximately $2.4 million of collections were received in 2002, and approximately $3.7 million has been collected through March 25, 2003.

      In 1999, Titan Wireless formed Sakon LLC with Sakon Corporation to provide carrier, direct dial telephony and enhanced communications services, including voice over Internet protocol and Internet services, in certain developing countries.  Titan Wireless holds a 49.9% equity interest in Sakon LLC, which was converted in August 2002 from a 49.9% voting interest to an 15% voting interest and a 34.9% non-voting interest.

       On June 28, 2000, Titan Wireless Afripa Holding, Inc., a subsidiary of Titan Wireless, made a $5 million investment to acquire 80% of the outstanding equity interests in Ivoire Telecom S.A., a Luxembourg-chartered company that intended to engage, through various majority-owned local subsidiaries, in a wireless telecommunications business in Africa using a satellite uplink through France.  Titan’s primary long-term investment objective was to acquire through the various majority-owned local subsidiaries of Ivoire Telecom what Titan considered to be potentially valuable telecommunications licenses in African countries, build out a supporting network and backbone system to carry traffic in these countries and then, ultimately, to realize its investment by sale of the fully operational business.  At the time of the initial equity investment, Titan also advanced an additional $5.5 million to Ivoire Telecom for working capital in exchange for a promissory note.  In addition, Titan agreed to lend Ivoire Telecom up to $35 million in additional funds pursuant to a line of credit agreement.  Such funds were to be used for capital and other expenditures necessary to acquire licenses, fund operations and construct and build out the necessary infrastructure of Ivoire Telecom’s telecom network in Africa.   To that end, Titan also contributed equipment with an approximate aggregate value of $4.5 million to Ivoire Telecom.  In the third quarter of 2002, the entire carrying value of the investment of approximately $52 million was determined to be impaired and written off.

      On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and Internet services that is part of the discontinued Wireless segment.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations from March 22, 2002 are reported in our Titan Wireless business, which was discontinued in the third quarter of 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $26.4 million was approximately $55.8 million.  In April 2002, the Company had an independent valuation completed by independent valuation specialists Bearing Point (formerly KPMG Consulting, Inc.) to assist management in its purchase price allocation of the GlobalNet acquisition.  The independent valuation was the basis for the Company’s allocation of $55.8 million to goodwill and $0 to intangible assets as of March 31, 2002.  As of December 31, 2002, the entire goodwill balance was written-off based on estimates of fair value.

       •      Cayenta (Discontinued - previously included in our Software Systems segment)  In July 2002, the two information technology businesses of Cayenta were sold for approximately $3.5 million consideration, in the form of a promissory note, with $1.0 million due a year from the date of sale and the remaining balance due in eight equal quarterly installments with the final payments due within 3 years from the sale date.  In addition, a maximum potential earn-out is available for approximately $7.5 million based on certain future EBITDA (earnings before interest, taxes, depreciation and amortization) targets.  For the period from January 1, 2002 through the date of sale, revenues for Cayenta were $6.4 million and net loss was $4.8 million.

       •      SureBeam (Discontinued October 2001)  The Company discontinued the SureBeam segment in the third quarter of 2001 and in the third quarter of 2002, the Company completed a tax free spin-off transaction in which all of Titan’s shares of SureBeam Corporation were distributed to Titan stockholders.

      Titan has extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters.  As of December 31, 2002, SureBeam had borrowed $25 million on this facility, which amount is reflected as a non-current asset in Other Assets on the accompanying consolidated balance sheet.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.

       •      Titan Technologies (Substantially Discontinued August 2002)  The Company is in the process of selling or has shut down substantially all of the operations in its Titan Technologies segment.  Management expects to complete the sales within one year and believes that it is unlikely that Titan will make any significant changes to the plan or will withdraw the plan.  Accordingly, these operations have been reflected as discontinued operations for all periods presented.  Revenues for these operations were $31.4 million and net loss was $48.0 million for the year ended December 31, 2002.

Deferred Compensation

      We have recorded deferred compensation as follows:

      Titan.  Option grants to our employees in 1999 exceeded the remaining common shares available under our stock option plans.  Our stockholders approved our 2000 Employee and Director Stock Option and Incentive Plan on May 30, 2000.  The option grants in 1999 that were in excess of the shares available under our stock option plans at the time of their grant were placed under the 2000 stock option plan following its approval by our stockholders.  Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB Opinion No. 25), the approval date for the 2000 stock option plan becomes the grant date for purposes of comparing the market value of the shares covered by those option grants against those options' exercise price.  This resulted in deferred compensation of $15.6 million in 2000.  The deferred compensation is being amortized to expense over the four-year vesting period of the applicable option grants, including $4.9 million expensed in 2000 and $3.9 million expensed in 2002 and 2001.  Unamortized deferred compensation as of December 31, 2002, was $2.4 million, which will be fully amortized during 2003.

      On September 25, 2002, Titan Systems Corporation, our national security subsidiary, was merged into The Titan Corporation.  As a result of this merger, outstanding stock options held by employees of Titan Systems Corporation were exchanged using an exchange ratio of .8371, for approximately 5.2 million stock options in The Titan Corporation.  The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by a globally recognized valuation firm, and the average of The Titan Corporation closing stock price for the 20 trading days ending on the day before the merger.

      The exchange of Titan options resulted in a non-cash deferred compensation charge of approximately $21.3 million in the third quarter of 2002, which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations.  Approximately $2.0 million was amortized in the fourth quarter of 2002.  Additional non-cash deferred compensation of approximately $6.4 million will be amortized over the next three years as the options vest over time.  Deferred compensation expense of $0.6 million was recognized in 2002 related to Titan Systems options transactions before the merger.

      SureBeam (Discontinued).  During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million.  SureBeam also recorded $78.6 million as deferred compensation at the time its initial public offering closed reflecting the difference between the fair value of the options on the date of grant and the initial public offering price of $10.00 per share.  This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time its initial public offering closed, with the balance being recognized over the remaining vesting period of the options of up to four years.  For the year ended December 31, 2001, approximately $54.3 million of deferred compensation was expensed and approximately $7.6 million was expensed in 2002 prior to the tax free spin-off of SureBeam.

      Cayenta (Discontinued).  Under its variable stock option plan, Cayenta had granted options to certain employees who agreed to resell shares purchased with those options to Cayenta.  Cayenta recorded deferred compensation amortization related to these option grants of approximately $0.6 million in the year ended December 31, 2000.  Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant.  Cayenta recorded deferred compensation amortization relating to these grants of approximately $0.4 million in 2001 and $0.2 million in 2002.

      The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues for the years below:

	Consolidated Financial Data Year Ended December 31,

	2002	2001	2000

Revenues	$1,392,160	$974,497	$846,208
Cost of revenues	1,129,061	755,115	648,080
Selling, general and administrative	179,559	154,514	147,401
Research and development	9,555	9,310	5,701
Valuation allowance for accounts receivable	—	—	10,000
Gain on sale of IPivot	—	—	(2,140)
Exit and restructuring charges and other	53,317	—	—
Acquisition and integration related charges and other	—	27,847	28,820

Operating profit	20,668	27,711	8,346
Interest expense, net	30,956	34,890	32,400
Income tax provision (benefit)	(2,452)	1,007	(11,308)
Minority interests	—	4,729	2,156
Loss from discontinued operations, net	(218,106)	(95,157)	(3,394)
Extraordinary loss from early extinguishments of debt, net	(5,408)	—	(4,744)
Cumulative effect of change in accounting principle, net	(40,111)	—	—

Net loss	$(271,461)	$(98,614)	$(18,728)

As a Percentage of Revenues

	Year Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.1	77.4	76.6
Selling, general and administrative	12.9	15.9	17.4
Research and development	0.7	1.0	0.7
Valuation allowance for accounts receivable	—	—	1.2
Gain on sale of IPivot	—	—	(0.3)
Exit and restructuring charges and other	3.8	—	—
Acquisition and integration related charges and other	—	2.9	3.4

Operating profit	1.5	2.8	1.0
Interest expense, net	2.2	3.6	3.8
Income tax provision (benefit)	(0.2)	0.1	(1.3)
Minority interests	—	0.5	0.3
Loss from discontinued operations, net	(15.7)	(9.7)	(0.4)
Extraordinary loss from early extinguishments of debt, net	(0.4)	—	(0.6)
Cumulative effect of change in accounting principle, net	(2.9)	—	—

Net loss	(19.5)%	(10.1)%	(2.2)%

Results of Operations

      Prior to the discontinuance of operations discussed in the Overview and Outlook, the Company grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed above, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

Fiscal Years Ended December 31, 2000, 2001, and 2002

Revenues

      Consolidated.  Our consolidated revenues increased from $846.2 million in 2000 to $974.5 million in 2001 and from $974.5 million in 2001 to $1.4 billion in 2002.  Revenue growth in 2002 was primarily attributable to internal revenue growth and the impact of the acquisition of Jaycor, Inc. made in March 2002, and a full year of operations generated by Datron Systems ("Datron") and BTG, Inc. ("BTG"), companies acquired in the latter half of 2001, which contributed an aggregate of approximately $361 million  to the increase in 2002.  The internal revenue growth in 2002 reflects increased demand from the intelligence community and Homeland Security agencies, including systems integration services and cryptological equipment for U.S. and Allied intelligence agencies, vulnerability assessments and first responder operations training on Homeland Security contracts, and Armed Services technical services such as linguist support, specifically related to the war on terrorism.  Increased revenues were also driven by the ramp up of work on Titan’s enterprise information technology contract with the U.S. Special Operations Command, and work for the Air Force’s Electronic Systems Center on a variety of technical, engineering and acquisition support contracts.  Revenue growth in 2001 was primarily attributable to internal revenue growth in certain of our information and intelligence solutions and logistics management businesses, as well as to a lesser extent, the impact of the acquisitions of Datron and BTG made in 2001 which contributed approximately $34.1 million in 2001.  In addition, revenues of approximately $16.4 million were generated in 2001 on Titan's contract with the United States Postal Service (USPS) to provide mail sanitization systems.  The internal revenue growth in 2001 reflects strong demand from the Air Force for information solutions support, and from the Army for acquisition and logistics management, systems engineering for intelligence agencies, software test and evaluation, and a variety of other technical services, as well as assisting the Navy in transformation initiatives.

Selling, General and Administrative

      Our SG&A expenses increased from $147.4 million in 2000 to $154.5 million in 2001 and from $154.5 million in 2001 to $179.6 million in 2002.  SG&A, as a percentage of revenues, decreased from 17.4% in 2000 to 15.9% in 2001 and from 15.9% in 2001 to 12.9% in 2002.  The 2001 SG&A was impacted by increased goodwill amortization from $9.9 million in 2000 to $10.0 million in 2001, and decreased deferred compensation amortization from $5.5 million in 2000 to $4.3 million in 2001.  Excluding the goodwill amortization and deferred compensation amortization, SG&A decreased from 15.6% in 2000 to 14.4% in 2001, due primarily to cost reductions and consolidation activities.  The 2002 SG&A was impacted by amortization of purchased intangibles of $5.7 million compared to amortization of goodwill of $10.0 million in 2001, and an increase in the amortization of deferred compensation from $4.3 million in 2001 to $27.8 million in 2002.  The amortization of deferred compensation in 2002 includes approximately $23.3 million resulting from the merger of Titan’s national security subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  The decrease in 2002 was attributable to cost reductions and other consolidation activities performed in early 2002, as well as overall increased economies of scale with higher revenues.

Research and Development

      Our R&D expenses increased from $5.7 million in 2000 to $9.3 million in 2001 and from $9.3 million in 2001 to $9.6 million in 2002.  The increased R&D expenditures in 2002 were primarily attributable to increased development expenses incurred to develop software reprogrammable modems and digital radios for military and homeland security applications.  The increased R&D expenditures in 2001 were primarily related to development of software reprogrammable modems and network control software.

Exit and Restructuring Charges and Other

      Included in the year ended December 31, 2002 is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  Included in the employee termination costs are 33 personnel reductions.

      Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  The Company is actively marketing the 395,000 square feet of facilities for sublease opportunities.  However, the available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  Included in the employee termination costs are 19 personnel reductions.

      Approximately $7.7 million of the Titan Systems restructuring costs are primarily related to employee termination costs, employee retention costs, duplicate transition costs and professional fees related to acquisitions and certain reorganization and consolidation activities within Titan Systems.

      The remaining $1.7 million is related to direct transaction costs incurred by Titan on acquisitions that did not successfully close - primarily the Science and Engineering Associates, Inc. proposed acquisition.

      A summary of exit and restructuring charges and other recorded and utilization of those accruals during the year ended December 31, 2002 are as follows (in millions):

	Charges recorded in 2002	Asset Disposals	Cash paid 2002	Ending Balance December 31, 2002

Titan Systems restructuring:
Estimated facilities consolidation costs	$32.2	$—	$0.1	$32.1
Employee termination/retention costs and other	7.7	—	6.0	1.7

	39.9	—	6.1	33.8
Unsuccessful transaction costs	1.7	—	1.1	0.6

	41.6	—	7.2	34.4

Cayenta headquarters exit costs:
Lease commitment costs	4.8	—	1.6	3.2
Asset impairment costs	2.4	2.4	—	—
Employee termination costs and other	4.5	—	4.3	0.2

	11.7	2.4	5.9	3.4

	$53.3	$2.4	$13.1	$37.8

      At December 31, 2002, a total of $20.9 million and $16.9 million of liabilities remained on the accompanying consolidated balance sheet in Other Accrued Liabilities and Other Non-current Liabilities, respectively, related to exit and restructuring activities initiated in 2002.  All exit and restructuring charges recorded in 2002 were recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The remaining liability balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2003 and 2004 for certain lease cancellation fees and other lease costs, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Acquisition and Integration Related Charges and Other

      Acquisition and integration related charges and other for the years ended December 31, 2001 and 2000 are described in more detail below with a rollforward of the accrual balances at the end of each period (amounts in millions):

	Charges in 2000	Uses 2000	Ending Balance December 31, 2000	Charges in 2001	Uses 2001	Ending Balance December 31, 2001	Uses 2002	Ending Balance December 31, 2002

Employee termination costs	$7.7	$6.4	$1.3	$6.2	$7.5	$—	$—	$—
Elimination of duplicate facilities and assets	4.1	1.6	2.5	2.7	3.9	1.3	1.3	—
Acquisition related transaction costs	11.6	11.6	—	—	—	—	—	—
Non-cash asset impairments	5.4	5.4	—	16.0	16.0	—	—	—
Pre-acquisition contingencies	—	—	—	3.0	3.0	—	—	—

	$28.8	$25.0	$3.8	$27.9	$30.4	$1.3	$1.3	$—

      During 2002, all remaining liabilities were paid.

Fiscal 2001 Charges

      Acquisition and integration related charges and other of $27.9 million in 2001 included $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in our government business, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan’s government business.

      The $12.2 million charge is primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of our government businesses, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities.  Included in these costs is approximately $3.2 million of employee termination costs, $2.0 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $2.9 million of asset impairment costs of certain asset balances.  The recoverability of such balances was impaired due to our exit from a satellite services business within our government business.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business.  That acquisition was accounted for as a purchase, and the matters pre-existing Titan's acquisition were resolved in 2001.  Unpaid amounts of approximately $1.3 million as of December 31, 2001 related to excess facilities and personnel costs were paid in 2002.

      Included in Cayenta's headquarters office operating results is a charge for $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Fiscal 2000 Charges

      Acquisition related charges of $28.8 million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.2 million comprised of accounting, legal, investing banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.4 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.  Unpaid amounts at December 31, 2000 of $3.8 million representing primarily costs for excess facilities and personnel costs were paid by December 31, 2001.

      Included in acquisition related charges in 2002 is $8.3 million related to the merger with AverStar.  These costs consisted of approximately $2.4 million of direct transaction costs, approximately $5.6 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million.

Gain on Sale of IPivot

      On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan.  The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments.  In addition, approximately $3 million was received in October 2000 as final consideration, and net of expenses, resulted in a net gain of approximately $2.1 million.

Operating Profit

      Consolidated.   Our operating profit increased from $8.3 million in 2000 to $27.7 million in 2001 and decreased from $27.7 million in 2001 to $20.7 million in 2002.  Our operating profits have been significantly impacted by a number of factors in each of 2000, 2001 and 2002.  The 2000 operating results include the acquisition charges of $28.8 million noted above, as well as a $10.0 million charge for a valuation allowance for accounts receivable balances and a $2.1 million gain on sale.  The 2001 operating results include the acquisition and integration related charges and other of $27.9 million noted above, and the 2002 operating results include the exit and restructuring charges and other of $53.3 million noted above.  Also impacting the results in each year was amortization of goodwill and purchased intangibles of $9.9 million in 2000, $10.0 million in 2001, and $5.7 million in 2002 and deferred compensation amortization of $5.5 million in 2000, $4.3 million in 2001 and $27.8 million in 2002.  Operating income in 2001 and 2002 increased primarily due to the increased revenue volume discussed previously.

Interest Expense, Net

      Our net interest expense increased from $32.4 million in 2000 to $34.9 million in 2001 and decreased from $34.9 million in 2001 to $31.0 million in 2002.  The decrease in 2002 was due to lower interest rates on our senior credit facility.  Net interest expense increased in 2001 primarily as a direct result of the increased level of our borrowings, to primarily fund internal growth and to fund the acquisitions made in our government businesses segment during 2000 and 2001 and in our Software Systems segment (discontinued during the first quarter of 2002) during 2000 and to fund investments made in our commercial businesses, primarily Titan Wireless.  Borrowings from our primary bank credit facility, excluding working capital lines from acquired companies, averaged $196.9 million at a weighted average interest rate of 10.5% during 2000, $337.3 million at a weighted average interest rate of 7.5% during 2001, and $350.2 million at a weighted average interest rate of 5.14% during 2002.  Also included in interest expense is interest on our deferred compensation plan and retiree medical obligations.  Interest expense related to these items was $0.6 million for 2000, $0.7 million for 2001, and $0.8 million for 2002.

Income Taxes

      Consolidated income taxes reflect effective rates of a benefit of 47% in 2000, a provision of 14% in 2001 reflecting a $1.0 million provision on a pre-tax loss of $7.2 million, and a benefit of 24% in 2002.  The increased provision in 2001 was primarily due to the impact of the relationship of significant permanent non-deductible items compared to the book loss for the period.  The reduced benefit rate in 2002 as compared to the statutory tax rate reflects the effect of additional state taxes due to separate state filings.

Loss From Discontinued Operations

      Our loss from discontinued operations includes the results of operations for our Titan Wireless business, certain components of our Cayenta business, our AverCom business, our LinCom Wireless business and SureBeam (which was spun-off in August 2002).  Excluded from the loss from discontinued operations is a charge of $50.1 million for the impairment of goodwill which was recorded on January 1, 2002 when the Company adopted SFAS No. 142, which has been reflected as the cumulative effect of a change in accounting principle.  Following is a summary of the operating results for the discontinued operations (amounts in millions).

	Year Ended December 31,

	2002	2001	2000

Impairment of goodwill
	$(97.0)	$—	$—
Impairment of fixed assets and other	(162.4)	(3.7)	—
Exit charges	(24.5)	(4.6)	—

	(283.9)	(8.3)	—
Pre-tax losses before impairment and exit charges	(43.5)	(94.7)	2.4

	(327.4)	(103.0)	2.4
Tax provision (benefit)	(109.3)	(7.8)	5.8

Loss from discontinued operations, net of taxes	$(218.1)	$(95.2)	$(3.4)

      Refer to Note 6 to our consolidated financial statements for further discussion of discontinued operations.

Net Income (Loss)

      We reported net loss of $18.7 million in 2000, net loss of $98.6 million in 2001, and net loss of $271.5 million in 2002.  Included in net loss for 2000, 2001 and 2002 are net losses from discontinued operations of $3.4 million, $95.2 million and $218.1 million, respectively.  The discontinued operations in these years include SureBeam, certain components of our Cayenta business, our AverCom business, our Titan Wireless business, our LinCom Wireless business, and to a lesser degree, our access control systems business and the disposal of our commercial information security and assurance business, as well as operations discontinued by certain of the companies acquired by us during 2000.  Included in the net loss for 2002 is a charge of $40.1 million, net of tax, for the Company’s adoption of SFAS No. 142, which is reported as a cumulative effect of a change in accounting principle, and an extraordinary loss of $5.4 million, net of tax, related to the Company’s extinguishment of its former credit facility.  Included in the net loss for 2000 is an extraordinary loss of $4.7 million, net of tax, related to the early extinguishments of AverStar's credit facility in the second quarter of 2000 and our credit facility with Scotia Bank in the first quarter of 2000.  Also included in the 2000, 2001 and 2002 results are goodwill and purchased intangibles amortization of $9.9 million, $10.0 million and $5.7 million, respectively, a deferred compensation charge of $5.5 million, $4.3 million and $27.8 million, respectively, and exit and restructuring and acquisition and integration related charges and other of $28.8 million, $27.9 million and $53.3 million, respectively.  Also included in 2000 is a valuation allowance for accounts receivable balances of $10.0 million.  Included in the 2000 net loss is a gain from the sale of our interest of IPivot for $2.1 million.

Liquidity and Capital Resources

      We have used our cash and cash equivalents principally to fund investments, capital expenditures and operating losses of our discontinued operations.  In 2002, net cash flow from our continuing operations provided $155.7 million, primarily resulting from a decrease in accounts receivable balances of $63.5 million and an increase in accounts payable and other liabilities of $46.3 million.  The decrease in accounts receivable balances, occurring while revenues increased substantially, was the result of improved management and resources dedicated to our billing and collection effort in 2002.  Our discontinued operations used cash of $134.4 million, which includes approximately $31.2 million for the SureBeam business prior to the spin-off date of August 5, 2002.  Although SureBeam has been a stand-alone public company since March 2001, Titan has consolidated the operating results and financial condition of SureBeam through the date of spin-off.  The remaining $103.2 million for discontinued operations was primarily related to the working capital requirements, investments, and funding of exit activities of our discontinued businesses of Titan Wireless, LinCom Wireless and Cayenta.  We fund our cash requirements principally from cash flows from our core government business, and to a lesser degree, borrowings under our senior credit facility and proceeds from the sale of our securities.

      Our investing activities used cash of $17.5 million in 2002, primarily to fund capital expenditures of $26.0 million and for advances of $25 million to SureBeam Corporation under a senior secured credit facility, offset in part by net cash received from our acquisitions of approximately $27.4 million, primarily comprised of our Jaycor acquisition.  The most significant single capital expenditure in 2002 was approximately $7 million incurred to build a network operations center and the purchase of the related software licenses to support the information systems requirement of a government agency.

      Our financing activities provided cash of $12.0 million, reflecting increased borrowings of $18.3 million on our credit facility as well as proceeds of $8.6 million from stock issuances, primarily from the exercise of Titan stock options, partially offset by other debt pay downs of debt of approximately $4.6 million, and debt issuance costs of $8.9 million related to our new credit facility discussed below.

      On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of  Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries (except for  Sakon and our foreign subsidiaries).  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, as defined per the senior secured credit agreement, which were comprised of the following at December 31, 2002:  a maximum debt to EBITDA limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge coverage ratio of 1.20 to 1 and a minimum net worth of $235 million (as defined).

      At December 31, 2002, total borrowings outstanding under our credit facility were $348.3 million at a weighted average interest rate of 4.43%.  Commitments under letters of credit were $14.5 million at December 31, 2002, $14.1 million of which reduce availability of our working capital line, resulting in $120.9 million of availability on our working capital line at December 31, 2002. Of the total borrowings, $3.5 million was short-term.

      On February 9, 2000, the Company and Titan Capital Trust (the Trust), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDES) at $50 per security, for a total of $200 million, with an over-allotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million.  The Trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030.  The debentures have the same financial terms as the HIGH TIDES.  The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000.  The Trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures.  In the event that all HIGH TIDES outstanding have not been redeemed, approximately five years after the issuance of the instruments, then the remaining HIGH TIDES must be remarketed, which means that a remarketing agent will attempt to establish a new annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company.  The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date.  The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion.  On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing.  The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing.  The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the rate of 1.3553 shares (as adjusted for the SureBeam spin-off) of common stock for each HIGH TIDES (equivalent to a conversion price of $36.893 per share of common stock, compared to the initial conversion price of $49.625 per share of common stock prior to the SureBeam spin-off).  The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.  At December 31, 2002, deferred financing costs included in Other Assets related to this agreement were approximately $8.0 million and are being amortized over the term of the agreement.

      On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa, entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003.  The borrowings on this facility have been utilized to fund the subcontractor costs incurred by Alcatel of France, a major subcontractor to this project.  The non-Alcatel equipment provided by Titan Africa was financed through arrangement with the OPT whereby Titan Africa would be paid in seven equal semi-annual installments, which commenced on December 31, 2000.  Due to the approximate six to nine month delay in the delivery of the system, which was impacted by the expansion of the original project to include increased GSM lines, increased capacity and capability of the VSAT sites and an overall increase in lines in Benin, the Africa Merchant Bank and Titan Africa have collectively agreed to extend the due date of the semi-annual principal payments until such time as the service revenues have achieved certain levels.  The terms of Titan Africa's agreement with the OPT to pay for this receivable and further amounts include, among other things, a revenue sharing of total net receipts earned on this project for up to a period of 9 years depending upon when the equipment has been paid for.  During 2002, approximately $2.4 million was collected on this receivable, and approximately $3.7 million has been collected through March 25, 2003.

      As of December 31, 2002, approximately $40.5 million was drawn on the Loan Facility, which has been reflected in Non-Current Liabilities of Discontinued Operations in the accompanying consolidated balance sheet.  Approximately $75.1 million has been reflected in Current Assets of Discontinued Operations, related to the gross carrying amount due from the OPT on the contract.  The $40.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  In October 2000, we collected an $18 million receivable from an African group related to the sale of a portion of our economic interest, net of all fixed equipment payments, in the revenue sharing of this project.  As of December 31, 2002, the carrying value, net of non-recourse debt, due on this contract was approximately $34.6 million.

      Titan is endeavoring to divest discontinued businesses through stock and asset sales, and is currently in negotiations with a number of potential buyers, including buyers interested in GlobalNet.  In the event that Titan is unsuccessful in its endeavors specific to sell GlobalNet, Titan may have to pay the remaining net liabilities and incur a net cash outlay of approximately $17.5 million to shut down the business.  Titan may also incur unforeseen liabilities if it decides to shut down GlobalNet.

      There are no Titan guarantees of debt, either directly or indirectly, associated with Ivoire Telecom or Sakon or any other unconsolidated subsidiaries other than approximately $1.4 million of equipment financing.

      On October 16, 2001, Titan adopted a definitive plan to spin off its majority owned subsidiary SureBeam Corporation in the form of a tax-free dividend to Titan stockholders within 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax free dividend.  Titan has purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets for the following consideration: 1) a $50 million senior secured line of credit, with customary financial, affirmative and negative covenants, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.  The Company’s $50 million senior secured revolving loan commitment to SureBeam provides for borrowings up to $12.5 million in the second quarter of 2002, up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its annual operating plan.  If EBITDA is less than 25% of target EBITDA, then the amount available is $5 million, provided that no amounts are available unless SureBeam covenants during the current quarter to limit its total operating expenses (defined as research and development and selling, general and administrative expenses) to $5 million.  If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased pro rata.  To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters.  As of the end of 2002, SureBeam had borrowed $25 million on this facility.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.

      In addition, Titan has guaranteed certain lease obligations of SureBeam and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.  In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam’s equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, Web Bank.  As of December 31, 2002, Titan has guaranteed approximately $1.4 million, or 19.9% of the loan balance.  In the event Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under the Equipment Services Agreement between Titan and SureBeam executed in February 2002.

Titan and SureBeam have entered into an exclusive contract for the purchase and sale of electronic beam accelerators through December 31, 2003 and related integration services through December 31, 2002 unless SureBeam does not offer competitive pricing.

    On July 26, 2001, we sold 8,048,685 shares of our common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share.  We received approximate aggregate proceeds from the offering of $137.6 million, net of underwriters' commissions, in July 2001.  Transaction expenses related to the offering were approximately $1.4 million.  We used the net proceeds from this offering to fund acquisitions, capital expenditures and other investments.  In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which we received proceeds of $3.0 million.

      Our strategic goals include the continued funding of acquisitions and capital expenditures.  We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses.  Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months.  However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future.  Additional capital may not be available at all, or may not be available on terms favorable to us.  Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.  Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

Long-Term Debt and Other Commitments

      Our contractual cash obligations as of December 31, 2002, including principal maturities of long-term debt and other commitments, were as follows, excluding non-recourse debt, contingent obligations and interest:

	2003	2004	2005	2006	2007	Thereafter	Total

	(in thousands)
Long-term debt: Senior credit facility	$3,500	$3,500	$3,500	$3,500	$3,500	$330,750	$348,250
Other	847	857	307	429	41	411	2,892
HIGH TIDES (1)	—	—	—	—	—	250,000	250,000

Other commitments: Operating leases	38,980	36,821	30,198	26,874	18,600	41,421	192,894
Capital leases	252	679	—	—	—	—	931

Total contractual cash obligations	$43,579	$41,857	$34,005	$30,803	$22,141	$622,582	$794,967

(1)  The HIGH TIDES has a remarketing feature beginning approximately five years after the date of issuance.  See Note 9 to the accompanying consolidated financial statements for detailed information on the terms of this financial instrument.

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

      Allowance for doubtful accounts.  We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay.  These reserves are based on potential uncollectible accounts, aged receivables, historical losses, our customers' credit-worthiness, changes in government funding on certain of our contracts and adjustments that may arise from audits by the Defense Contract Audit Agency ("DCAA") of certain of our government contracts. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.  The likelihood of a material loss to Titan on an uncollectible account in our discontinued operations would be principally dependent on a deterioration in economic and/or political conditions in a particular country, such as Benin, Africa, in which our receivables due from the government controlled phone company of Benin may be impacted by such an event, or in the Middle East, in which our receivables due from a government agency in the Middle East, may be impacted by political conditions.

      Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability.  To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our provisions for doubtful accounts may be impacted.  Due to a high degree of diversification in our government business, where any one contract accounts for no more than 1.9 percent of our total annual revenues, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

      Inventory.  Inventories are stated at lower of cost or market.  We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales.  The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

      Determining Impairment Losses on Non-Marketable Securities.  We evaluate our investment in non-marketable securities taking into consideration the financial condition of the investee, the near-term prospects of the investee, including the opportunities in the region and industry of the investee, changes in technology, and the progress of the investee in achieving operational milestones according to its operating plan.  We also evaluate various alternatives relative to realizing the value of our investment.  Factors that would influence the likelihood of a material change in our evaluation of whether there is a decline other than temporary include significant changes in the investee’s ability to generate positive cash flow, a significant change in technology, loss of legal ownership or title to the asset or a significant decline in the economic and competitive environment on which the investee depends.

      Valuation of goodwill, intangible and other long-lived assets.  We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill.  The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives.  If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company.  Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions, particularly in which we have investments.

      Benefit plans.  We provide for limited postretirement medical benefit obligations of operations discontinued in prior years for former employees and for certain current senior executive officers.  Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs - all assumptions our actuaries rely upon in preparing their estimates for us.  Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these postretirement benefit obligations.  As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these postretirement obligations.

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

      Revenue recognition.  We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as units are delivered, in accordance with Statement of Position (SOP) 81-1.  Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods.  In 2002, approximately 21.1% of our revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method.  The remaining 78.9% of our revenues in 2002 were generated by cost plus fixed fee contracts and time and material contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

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

New Accounting Standards

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

      The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions.  The Company does not expect implementation to have a significant effect on its results of operations.  However, the loss from the extinguishment of the Company’s credit facility of $5.4 million, which was appropriately recorded as an extraordinary item in accordance with APB No. 30, will be reclassified to income from continuing operations in 2003 when the Company adopts SFAS No. 145.

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

Risks Relating to Our Business

Titan depends on government contracts for most of its revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect Titan's revenues and cash flows and Titan's ability to fund its growth.

      Titan's revenues from U.S. government business represented approximately 90% of Titan's total revenues in 2000, approximately 93% of Titan's total revenues in 2001 and approximately 95% of Titan's total revenues in 2002. Titan's U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce Titan's revenues and cash flows from U.S. government contracts. Titan's revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

      Approximately 52% of Titan's revenue in 2002 was for products and services under contracts with various parts of the U.S. Navy, U.S. Air Force or U.S. Army or with prime contractors to the U.S. Navy, U.S. Air Force or U.S. Army. Although these various parts of the U.S. Navy, U.S. Air Force or U.S. Army are subject to common budgetary pressures and other factors, Titan's various U.S. Navy, U.S. Air Force or U.S. Army customers exercise independent purchasing decisions. However, because of such concentration of Titan's contracts, Titan is vulnerable to adverse changes in its revenues and cash flows if a significant number of Titan's U.S. Navy, U.S. Air Force or U.S. Army contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

      In addition to contract cancellations and declines in agency budgets, Titan may be adversely affected by:

•	curtailment of the U.S government's use of technology services and products providers;

•	technological developments that impact purchasing decisions or Titan's competive position.

      These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts or limit Titan's ability to obtain new contract awards. Any of these actions or any of the other actions described above could reduce Titan's revenues and cash flows.

Government audits of Titan's government contracts could result in a material charge to Titan's earnings and have a negative effect on Titan's cash position following an audit adjustment.

      Titan's government contracts are subject to cost audits by the government. These audits may occur several years after the period to which the audits relate. If a cost audit were to identify significant unallowable costs, Titan could have a material charge to its earnings or reduction in its cash position as a result of an audit, including an audit of one of the companies Titan has acquired. Some of Titan's acquired companies did not historically impose internal controls as rigorous as those Titan imposes on the government contracts Titan performs, which may increase the likelihood that an audit of their government contracts could cause a charge to Titan's earnings or reduction in Titan's cash position.

Titan's operating margins may decline under its fixed‑price contracts if Titan fails to estimate accurately the time and resources necessary to satisfy Titan's obligations.

      Some of Titan's contracts are fixed‑price contracts under which Titan bears the risk of any cost overruns. Titan's profits are adversely affected if its costs under these contracts exceed the assumptions Titan used in bidding for the contract. In 2002, approximately 21% of Titan's revenues were derived from fixed‑price contracts for both defense and non-defense related government contracts.  Often, Titan is required to fix the price for a contract before Titan finalizes the project specifications, which increases the risk that Titan will mis-price these contracts. The complexity of many of Titan's engagements makes accurately estimating Titan's time and resources more difficult.

If Titan is not able to retain its contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, Titan's revenues may suffer.

      Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. Titan cannot guarantee that Titan, or if Titan is a subcontractor that the prime contractor, will win any particular bid, or that Titan will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of Titan's significant contracts or nonrenewal of several of Titan's significant contracts could result in significant revenue shortfalls.

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact Titan's revenues, operating expenses and profitability.

      Titan's defense and commercial businesses must comply with and are affected by various government regulations that impact Titan's operating costs, profit margins and its internal organization and operation of its businesses. These regulations affect how Titan's customers and Titan do business and, in some instances, impose added costs on Titan's businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

•	the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•	the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

•	the U.S. Cost Accounting Standards, which impose accounting requirements that govern Titan's right to reimbursement under certain cost-based government contracts.

Titan has extended credit to its former subsidiary, SureBeam Corporation, that it may lose if SureBeam is not successful in establishing a market for irradiated food or otherwise experiences liquidity problems.

      Titan previously funded its spun‑off subsidiary, SureBeam Corporation (Nasdaq SURE), through a $75 million subordinated promissory note which it exchanged for equity of SureBeam prior to the spin‑off. Titan completed the spin‑off of SureBeam on August 5, 2002. In connection with the spin‑off and a transfer of intellectual property, Titan extended a $50 million senior secured revolving line of credit to SureBeam that matures on December 31, 2005. The credit facility is secured by substantially all of the assets of SureBeam. Titan no longer has any influence or control over the management of SureBeam.  If SureBeam does not become profitable or is unable to service its debt for any reason, Titan may be required to write off some or all of any amounts loaned to SureBeam under this credit facility. In addition, Titan has guaranteed certain facility leases for SureBeam, aggregating approximately $23.1 million for lease terms through 2020 and guaranteed a bank loan in an amount up to the greater of SureBeam's equity interest in SureBeam's strategic alliance, Hawaii Pride, or 19.9% of Hawaii Pride's $6.8 million bank loan.  At December 31, 2002, Titan had guaranteed approximately $1.4 million, or 19.9% of the loan balance.  In the event that Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under the Equipment Services Agreement.  Titan also subleases to SureBeam approximately 70,522 square feet used for a service center in Sioux City, Iowa as well as facilities in Dublin, California, Omaha, Nebraska and Saudi Arabia. If SureBeam is unable to pay its lease obligations as they become due, Titan may be using its cash to satisfy these obligations and may incur losses.

Titan may not be able to recoup the net book value of its discontinued commercial businesses, including Titan Wireless and Cayenta, through divestitures and may incur exit costs in excess of its accruals in connection with the divestiture or shut down of some or all of these businesses.

      Titan has decided to exit substantially all of its remaining commercial businesses, including Titan Wireless and Cayenta, and to focus in the foreseeable future on its national security and civil government businesses. At December 31, 2002, the total net book value of its discontinued businesses was $16.5 million, including $15.9 million in Titan Wireless net assets, primarily relating to receivables on its contract with the OPT of Benin of $34.6 million and a receivable from a customer in Nigeria for $15.5 million, and its investment in GlobalNet, which is a net liability of approximately $17.5 million.  Titan is endeavoring to divest these businesses through stock and asset sales but may not be successful in recouping the book value of these assets.  To the extent that it is unsuccessful in selling the GlobalNet business, Titan may have to pay the remaining net liability and incur a net cash outlay of approximately $17.5 million as well as potential unforeseen liabilities to shut down the business.  In 2002, Titan accrued approximately $24.5  million in exit charges for employment termination costs, contract and lease termination costs and other direct costs expected to be incurred in connection with the exit of these businesses.  As of December 31, 2002, there is approximately $10.1 million remaining to be paid in 2003 and 2004.  Titan may incur cash expenses in excess of its exit charge accruals in connection with the divestiture or shut down of businesses of Titan Wireless, AverCom and LinCom Wireless.

Titan's failure to identify, attract and retain qualified technical and management personnel could adversely affect its existing businesses.

      Titan cannot guarantee that it will be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing Titan's existing businesses.

Titan competes primarily for government contracts against many companies that are larger, better financed and better known than Titan. If Titan is unable to compete effectively, Titan's business and prospects will be adversely affected.

      Titan's businesses operate in highly competitive markets. Many of its competitors are larger, better financed and better known companies who may compete more effectively than Titan can. In order to remain competitive, Titan must invest to keep its products and services capabilities technically advanced and compete on price and on value added to Titan's customers. Titan's ability to compete may be adversely affected by limits on Titan's capital resources and Titan's ability to invest in maintaining and expanding its market share.

Titan has completed numerous strategic acquisitions and may complete others, which could increase Titan's costs or liabilities or be disruptive.

      Since January 1, 1998, Titan has acquired 18 government information technology businesses as part of Titan's strategy of consolidating government information technology businesses. Several of the businesses that Titan acquired had themselves acquired other businesses prior to their acquisition by Titan. Titan may not be able to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. The acquisition and integration of new businesses involves risk. The integration of acquired businesses may be costly and may result in a decrease in the value of Titan's common stock for the following reasons, among others:

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

•	Titan may not eliminate as many redundant costs as Titan anticipated in selecting its acquisition candidates; and

•	one or more of Titan's acquisition candidates also may have liabilities or adverse operating issues that Titan failed to discover through its due diligence prior to the acquisition.

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

      As part of Titan's strategy, Titan seeks to protect its proprietary technology and inventions through patents and other proprietary‑right protection in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. If Titan is unable to obtain or maintain these protections, Titan may not be able to prevent third parties from using its proprietary rights. In addition, Titan may incur significant expense both in protecting its intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

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

The covenants in Titan's credit facility restrict Titan's financial and operational flexibility, including its ability to complete additional acquisitions, invest in new business opportunities, or pay down certain indebtedness.

      Titan's credit facility contains covenants that restrict, among other things, Titan's ability to borrow money, make particular types of investments, including investments in Titan's subsidiaries, make other restricted payments, limits the ability to pay down HIGH TIDES, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under Titan's credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Titan has pledged substantially all of its consolidated assets and the stock of Titan's subsidiaries to secure the debt under Titan's credit facility, excluding Titan's foreign affiliates. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of Titan's subsidiaries.  Any event of default, therefore, could have a material adverse effect on Titan's business. Titan's credit facility also requires Titan to maintain specified financial ratios. Titan's ability to meet these financial ratios can be affected by events beyond Titan's control, and Titan cannot assure you that Titan will meet those ratios. Titan also may incur future debt obligations that might subject Titan to restrictive covenants that could affect Titan's financial and operational flexibility or subject Titan to other events of default.

Titan's revenues could be less than expected if Titan is not able to deliver components of systems or products as scheduled due to disruptions in its supply of products and components or services.

      Because Titan's internal manufacturing capacity is limited, Titan uses contract manufacturers. While Titan uses care in selecting its manufacturers, this arrangement gives Titan less control over the reliability of supply, quality and price of products or components than if Titan manufactured them itself. In some cases, Titan obtains products from a sole supplier or a limited group of suppliers. For example, Titan currently relies upon SureBeam as an exclusive supplier of linear accelerators for its medical sterilization business, and SureBeam, in turn, relies on one supplier for some of the key components used to manufacture SureBeam's linear accelerators. Consequently, Titan risks disruptions in its supply of key products and components if Titan's suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect Titan's ability to perform its obligations under its contracts and could result in cancellation of contracts or purchase orders, delays in realizing revenues, payment delays as well as adversely affect Titan's ongoing product cost structure.

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

      Titan's revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of its products and services, the potential fluctuation of defense, intelligence and civil agency budgets, the time it takes for the new markets Titan targets to develop and for Titan to develop and provide products and services for those markets, competition and general economic conditions. Titan's contract type/product mix and unit volume, its ability to keep expenses within budgets, and its pricing affect its gross margins. These factors and other risk factors described herein may adversely affect Titan's results of operations within a period and cause Titan's financial results to fluctuate significantly on a quarterly or annual basis. Consequently, Titan does not believe that comparison of its results of operations from period to period is necessarily meaningful or predictive of its likely future results of operations. It is possible that in some future quarter or quarters Titan's operating results will be below the expectations of public market analysts or investors. If so, the market price of Titan's common stock may decline significantly.

Anti-takeover provisions in Titan's certificate of incorporation, bylaws and Delaware law, as well as Titan's shareholder rights plan, could discourage, delay or prevent a change of control that Titan's stockholders may favor.

      Provisions in Titan's certificate of incorporation, Titan's bylaws and Delaware law could make it difficult and expensive for a third party to pursue a takeover attempt that Titan opposes even if a change in control of Titan would be beneficial to the interests of its stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of Titan's common stock. These provisions:

•

permit Titan's stockholders to take action by written consent instead of at a meeting and to nominate directors or bring other business before stockholder meetings only if they comply with advance notice and other procedural requirements in Titan's bylaws;

•

authorize Titan's board of directors, without stockholder approval, to issue up to 2,931,898 shares of blank check preferred stock that could be issued by Titan's board of directors to increase the number of outstanding shares and prevent a takeover attempt; and

•

prohibit Titan from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of Titan's voting stock, or with their affiliates, unless Titan's directors or stockholders approve the business combination in the prescribed manner.

      In addition to the provisions described above, in 1995 Titan's board of directors adopted a poison pill shareholder rights plan, which may further discourage a third party from making a proposal to acquire Titan which Titan has not solicited or does not approve, even if the acquisition would be beneficial to Titan's stockholders. As a result, Titan's stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under Titan's rights plan, preferred share purchase rights, which are attached to Titan's common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of Titan's common stock by any person or group. If triggered, these rights would entitle Titan's stockholders other than the acquiror to purchase, for the exercise price, shares of Titan's common stock having a market value of two times the exercise price. In addition, if a company acquires Titan in a merger or other business combination not approved by the board of directors, these rights will entitle Titan's stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

There may be volatility in the price of Titan's common stock that impacts the price a stockholder may realize upon a sale of the common stock.

      Stock prices of many companies have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. The market price of Titan's common stock may vary widely as a result of several factors, including:

•	United States government's information technology, defense and civil budgets and strategic priorities;

•	budgetary constraints affecting U.S. government spending generally, changes in fiscal policy, and government regulatory initiatives;

•	announcements of technological innovations or new products by Titan or its competitors;

•	patent or proprietary rights developments; and

•	general market conditions.

      These factors could lead to a significant decrease in the market price of Titan's common stock. In 2002, the market price of Titan's common stock has ranged from a high of $25.10 (before adjustment for the tax-free spin-off of SureBeam) per share to a low of $8.86 (after the tax-free spin) per share.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our belief that the Company is well positioned to grow its core operations or take advantage of new opportunities, that it will continue to focus on strengthening and growing its businesses, building its patent portfolio and commercializing new innovative technologies, that it is well positioned to capitalize on increases in defense and homeland security spending by the U.S. Government, that it will build upon its competitive strengths to bid on larger, more comprehensive contracts, that it will improve profitability, that it will continue to maintain diversification in its customer and contract mix, that its business mix is expected to gradually change in order to derive a greater portion of revenue from higher margin products and systems, that it will increase the percentage of revenues from time and materials and fixed-price contracts, that it expects to be a key provider of the Joint Range Extension System, that the X-Craft will be in the water in the summer of 2004, and that it expects to complete the sales of the businesses of Titan Wireless within one year.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements.  These risks and uncertainties include the risks associated with the Company's dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, contract termination risks, and risks associated with acquiring other companies, including integration risks.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs.  Our net investment income and interest expense are subject to the risk of interest rate fluctuations.  To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments.  As of December 31, 2002, we did not hold any material amounts of marketable securities.  The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions.  As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents and available-for-sale investments.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2002.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For terms relating to our long-term debt, see Note 9 of the notes to the accompanying consolidated financial statements.

	2003	2004	2005	2006	2007	Beyond	Total	Fair Value

	(in thousands, except percentages)
Assets: None Liabilities: Long-term debt including debt due within one year:
Fixed rate	$847	$857	$307	$429	$41	$411	$2,892	$2,892
Average interest rate	8.57%	8.57%	8.73%	8.89%	8.58%	8.58%	8.64%	8.64%
Variable rate (1)	$3,500	$3,500	$3,500	$3,500	$3,500	$330,750	$348,250	$348,250
Average interest rate	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%
HIGH TIDES (2)	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Fixed rate	—%	—%	—%	—%	—%	5.75%	5.75%	5.75%

(1)  Maturities assume extension of the revolving portion of the Company's senior credit agreement to the end of the term loan maturities.  See Note 9 in the notes to the accompanying consolidated financial statements for detailed information on the terms of this agreement.

(2)  The HIGH TIDES has a remarketing feature beginning approximately five years after the date of issuance.  See Note 9 to the accompanying consolidated financial statements for detailed information on the terms of this financial instrument.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedule

Page

Report of Independent Auditors	46
Financial Statements:
Consolidated Statements of Operations	47
Consolidated Balance Sheets	48
Consolidated Statements of Cash Flows	49
Consolidated Statements of Stockholders' Equity	50
Notes to Consolidated Financial Statements	51-91
Supporting Financial Statement Schedule Covered by the Foregoing Report of Independent Auditors:
Schedule II — Valuation and Qualifying Accounts	102

Report of Independent Auditors

The Board of Directors and Stockholders
The Titan Corporation:

We have audited the accompanying consolidated balance sheets of The Titan Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of SureBeam Corporation, which financial statements reflect total assets constituting 8 percent and 6 percent of the Company’s total assets as of December 31, 2001 and 2000, respectively, and net income (loss) from discontinued operations constituting 80 percent and 12 percent for each of the years in the two-year period ended December 31, 2001, respectively, of the related consolidated totals.  Those financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002. Our opinion, insofar as it relates to the amounts included for SureBeam Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets,” and, accordingly, has changed its method of accounting for goodwill.

/s/ KPMG LLP

San Diego, California
February 25, 2003

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues	$1,392,160	$974,497	$846,208

Costs and expenses:
Cost of revenues	1,129,061	755,115	648,080
Selling, general and administrative	179,559	154,514	147,401
Research and development	9,555	9,310	5,701
Valuation allowance for accounts receivable	—	—	10,000
Gain on sale of IPivot	—	—	(2,140)
Exit and restructuring charges and other (Note 4)	53,317	—	—
Acquisition and integration related charges and other (Note 5)	—	27,847	28,820

Total costs and expenses	1,371,492	946,786	837,862

Operating profit	20,668	27,711	8,346
Interest expense	(32,664)	(36,669)	(35,672)
Interest income	1,708	1,779	3,272

Loss from continuing operations before income taxes, minority interests, extraordinary loss and cumulative effect of change in accounting principle	(10,288)	(7,179)	(24,054)
Income tax provision (benefit)	(2,452)	1,007	(11,308)

Loss from continuing operations before minority interests, extraordinary loss and cumulative effect of change in accounting principle	(7,836)	(8,186)	(12,746)
Minority interests	—	4,729	2,156

Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(7,836)	(3,457)	(10,590)
Loss from discontinued operations, net of taxes (benefit) of $(109,250), $(7,792) and $5,805 (Note 6)	(218,106)	(95,157)	(3,394)

Loss before extraordinary loss and cumulative effect of change in accounting principle	(225,942)	(98,614)	(13,984)
Extraordinary loss from early extinguishments of debt, net of tax benefit of $4,027 and $1,541	(5,408)	—	(4,744)
Cumulative effect of change in accounting principle, net of tax benefit (Notes 2 and 6)	(40,111)	—	—

Net loss	(271,461)	(98,614)	(18,728)
Dividend requirements on preferred stock	(689)	(690)	(692)

Net loss applicable to common stock	$(272,150)	$(99,304)	$(19,420)

Basic earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.11)	$(0.13)	$(0.25)
Loss from discontinued operations, net of taxes	(2.87)	(1.63)	(0.09)
Extraordinary loss from early extinguishments of debt, net of taxes	(0.07)	—	(0.09)
Cumulative effect of change in accounting principle, net of taxes	(0.53)	—	—

Net loss	$(3.58)	$(1.76)	$(0.43)

Weighted average shares	75,988	58,793	52,717

Diluted earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.11)	$(0.13)	$(0.25)
Loss from discontinued operations, net of taxes	(2.87)	(1.63)	(0.10)
Extraordinary loss from early extinguishments of debt, net of taxes	(0.07)	—	(0.09)
Cumulative effect of change in accounting principle, net of taxes	(0.53)	—	—

Net loss	$(3.58)	$(1.76)	$(0.44)

Weighted average shares	75,988	58,793	52,717

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
  (In thousands, except share and per share data)

	As of December 31,

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$34,123	$18,621
Restricted cash	394	—
Accounts receivable — net	314,363	347,507
Inventories	31,280	23,922
Prepaid expenses and other	19,441	15,198
Deferred income taxes	108,046	60,347
Current assets of discontinued operations	103,871	99,669

Total current assets	611,518	565,264

Property and equipment — net	63,705	61,440
Goodwill	462,719	414,121
Other assets — net	99,903	64,956
Deferred income taxes	53,015	—
Non-current assets of discontinued operations	6,582	346,138

Total assets	$1,297,442	$1,451,919

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$12,813
Accounts payable	81,376	68,648
Acquisition debt	—	2,000
Current portion of long-term debt	847	1,275
Accrued compensation and benefits	66,639	66,473
Other accrued liabilities	87,602	65,309
Income taxes payable	—	1,174
Current liabilities of discontinued operations	49,143	68,960

Total current liabilities	289,107	286,652

Long-term portion of amounts outstanding under line of credit	344,750	317,187

Other long-term debt	2,045	5,612

Other non-current liabilities	54,401	44,462

Non-current liabilities of discontinued operations	44,826	51,025

Commitments and contingencies (Notes 3, 4 and 10)
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	250,000

Minority interests	—	23

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares:
688,129 and 689,678 shares issued and outstanding	688	690
Series A junior participating, designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares: 78,344,550 and 70,128,582 shares issued and outstanding	783	701
Capital in excess of par value	647,752	586,802
Deferred compensation	(8,791)	(34,519)
Retained earnings (deficit)	(327,318)	(55,857)
Accumulated other comprehensive income (loss)	(132)	128
Treasury stock (245,750 and 372,050 shares), at cost	(669)	(987)

Total stockholders' equity	312,313	496,958

Total liabilities and stockholders' equity	$1,297,442	$1,451,919

The accompanying notes are an integral part of these consolidated financial statements.
THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In thousands of dollars)

	For the Years Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Loss from continuing operations	$(7,836)	$(3,457)	$(10,590)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) continuing operations, net of effects of businesses acquired:
Depreciation and amortization	21,705	21,971	20,965
Write-offs due to asset impairments	—	14,640	—
Deferred income taxes and other	24,322	1,314	(6,157)
Minority interests	—	(5,119)	(2,566)
Poolings of interests	—	—	1,352
Deferred compensation charges	27,835	4,282	5,538
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	63,480	(23,216)	(4,790)
Inventories	(6,913)	(5,276)	39
Prepaid expenses and other assets	(6,980)	3,191	(10,894)
Accounts payable	9,166	8,333	2,016
Income taxes payable/refundable	(1,187)	(37)	(10,505)
Accrued compensation and benefits	(5,005)	6,133	(855)
Other liabilities	37,130	(12,417)	(5,182)

Net cash provided by (used for) continuing operations	155,717	10,342	(21,629)

Loss from discontinued operations	(218,106)	(95,157)	(3,394)
Deferred compensation charge attributable to discontinued operations	7,780	54,270	649
Issuance of stock in subsidiaries	172	61,327	—
Minority interest attributable to discontinued operations	(130)	(11,872)	(1,561)
Changes in net assets and liabilities of discontinued operations	75,892	(122,917)	(139,903)

Net cash used for discontinued operations	(134,392)	(114,349)	(144,209)

Net cash provided by (used for) operating activities	21,325	(104,007)	(165,838)

Cash Flows from Investing Activities:
Capital expenditures	(26,002)	(14,237)	(26,334)
Acquisition of businesses, net of cash acquired	27,409	(34,171)	(72,718)
Capitalized software development costs	(1,586)	(4)	(719)
Proceeds from sales of investments	6,917	3,217	—
Advances to SureBeam on line of credit	(25,000)	—	—
Other investments	(6,851)	(12,546)	(2,775)
Other	7,594	(206)	1,511

Net cash used for investing activities	(17,519)	(57,947)	(101,035)

Cash Flows from Financing Activities:
Issuance of redeemable convertible preferred securities	—	—	250,000
Additions to debt	18,250	66,875	123,903
Retirements of debt	(4,647)	(38,100)	(104,426)
Deferred debt issuance costs	(8,908)	(1,600)	(19,351)
Proceeds from stock issuances	8,566	147,579	5,413
Issuance of stock by subsidiaries	19	42	6,373
Dividends paid	(689)	(690)	(692)
Increase in restricted cash	(394)	—	—
Purchase of stock	—	—	(173)
Other	(241)	2	(838)

Net cash provided by financing activities	11,956	174,108	260,209

Effect of exchange rate changes on cash	(260)	20	141

Net increase (decrease) in cash and cash equivalents	15,502	12,174	(6,523)
Cash and cash equivalents at beginning of year	18,621	6,447	12,970

Cash and cash equivalents at end of year	$34,123	$18,621	$6,447

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balances at December 31, 1999	$695	$525	$163,252	$(738)	$5,283	$(33)	$(2,636)	$166,348
Pooling adjustments					1,352			1,352
Exercise of stock options and other		16	3,577					3,593
Proceeds from stock issuances			1,820					1,820
Issuance of stock for equity interest			900					900
Deferred compensation, related to the issuance of stock options			19,331	(19,331)				—
Amortization of deferred compensation				6,187				6,187
Purchase of treasury stock			(173)					(173)
Shares contributed to employee benefit plans			1,167				1,197	2,364
Foreign currency translation adjustment						141		141
Conversion of preferred stock	(5)		5					—
Income tax benefit from employee stock transactions			1,479					1,479
Gain related to issuance of stock in subsidiary					2,825			2,825
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(692)					(692)
Net loss					(18,728)			(18,728)

Balances at December 31, 2000	690	541	190,666	(13,882)	(9,268)	108	(1,439)	167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisitions		40	144,724					144,764
Exercise of stock options and other		40	11,749				(392)	11,397
Deferred compensation, related to the issuance of stock options			78,725	(78,725)				—
Amortization of deferred compensation				58,552				58,552
Foreign currency translation adjustment						20		20
Valuation of options assumed in acquisitions			16,272	(464)				15,808
Income tax benefit from employee stock transactions			5,157					5,157
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			4,097				844	4,941
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(690)					(690)
Net loss					(98,614)			(98,614)

Balances at December 31, 2001	690	701	586,802	(34,519)	(55,857)	128	(987)	496,958
Spin-off of SureBeam			(124,722)	19,318				(105,404)
Stock issued for acquisitions		68	137,431				312	137,811
Exercise of stock options and other		10	8,556					8,566
Shares contributed to employee benefit plans		4	7,519				6	7,529
Conversion of preferred stock	(2)		2					—
Deferred compensation, related to the issuance of stock options			29,834	(29,834)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				35,615				35,615
Income tax benefit from employee stock transactions			3,648					3,648
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(689)					(689)
Foreign currency translation adjustment						(260)		(260)
Net loss					(271,461)			(271,461)

Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise noted)

Note 1.  Nature of Operations

      The Titan Corporation (the “Company” or “Titan”) is a leading technology developer and systems integrator for the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies.  The Company provides a range of services and systems solutions,.  These solutions and services include research and development, design, installation, integration, test, logistics support, maintenance and training.  The Company also provides services and solutions to government agencies with sophisticated information systems.  These include information processing, information fusion, data management, and communication systems.  In addition, the Company also develops and produces digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and complex military specific systems.

      The Company focuses on the following four markets:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise IT, and the War on Terrorism/Homeland Security.

      Prior to the recent developments discussed below, the Company grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed below, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” substantially all of the Company’s operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.

Recent Developments

      In August 2002, the Company’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (see Note 6).

      In July 2002, the Company’s board of directors made the decision to exit all of its international telecommunications business through a combination of selling its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete these actions during 2003.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144 (see Note 6).

      During the first quarter of 2002, the Company’s board of directors made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In accordance with SFAS No. 144, all commercial operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements (see Note 6).

      As a result of Titan’s decision in the third quarter of 2002 to exit substantially all of its remaining commercial businesses and because most of Titan’s remaining operations are its government businesses, Titan is no longer reporting the results of operations by segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Also, as a result of these decisions, the Company merged its Titan Systems Corporation subsidiary, which encompassed its primary government businesses, into The Titan Corporation on September 25, 2002.  As a result of this merger, outstanding stock options held by employees of Titan Systems Corporation were exchanged using an exchange ratio of ..8371, for approximately 5.2 million stock options in The Titan Corporation.  The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by an independent valuation firm, and the average Titan Corporation closing stock price for the 20 trading days ending on the day before the merger (see Note 6).

      On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic food irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service ("IRS") to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan have been restated to reflect SureBeam as a discontinued business.

Note 2.  Significant Accounting Policies

      Principles of Consolidation.  The consolidated financial statements include the accounts of Titan and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  From time to time, the Company makes investments in joint ventures which may involve international locations and operations.  Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate.  Investments in such ventures are generally consolidated in instances where the Company retains control through decision-making ability and generally a greater than 50% ownership interest.  In the absence of such factors, the Company generally accounts for these investments under the cost or equity method, depending upon management's evaluation of the Company's ability to exercise significant influence or control.

      Reclassifications.  Certain reclassifications have been made to prior year presentations to conform to the 2002 presentation.

      Minority Interest in Subsidiaries.  Minority interest in subsidiaries consists primarily of equity securities issued in 2000 by the Company's subsidiary, Cayenta, Inc., which was the operations of the Software Systems business, which included certain components which were discontinued in March 2002, as well as certain components which are continuing businesses, and equity securities issued in 2000 and 2001 by the Company's SureBeam subsidiary.  The Company owned substantially all of the voting equity of Cayenta and SureBeam both before and after the transactions.  The Company records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners.  The minority interest percentages of Cayenta and SureBeam were approximately 24.3% and 19.9%, respectively, as of December 31, 2001 and 23% and 0% as of December 31, 2002, respectively.  The minority interest portion of SureBeam's and Cayenta’s losses from the discontinued components are reflected in the loss from discontinued operations.  In addition, the minority interest portion of the continuing components of Cayenta are reflected in continuing operations.

      Foreign Currency Translation.  The financial statements of certain of the Company's foreign subsidiaries are measured using the local functional currency.  Assets and liabilities of these subsidiaries are translated at exchange rates in effect as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded in other comprehensive income within stockholders' equity.  Foreign currency transaction gains and losses are included in consolidated net income.

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

      Revenue Recognition.  A majority of the Company's revenue, both government and commercial, is derived from products manufactured and services performed under cost-reimbursement, time-and-materials, and fixed-price contracts.  Cost reimbursement contracts for the government provide for reimbursement of costs plus the payment of a fee.  Under fixed-price contracts, we agree to perform certain work for a fixed price.  Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and are reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense.  Titan’s contracts with its government customers may use various cost-type contracts.  They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, cost-with no fee, and cost sharing contracts.  Under fixed-price contracts, revenues are generally recognized as services are performed, using the percentage-of-completion method, in accordance with Accounting Research Bulletin No. 45 and AICPA Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").  Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  Estimated contract losses are fully charged to operations when identified.  Revenues are recognized under fixed-price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.  Billings in excess of cost incurred are recorded as reductions in accounts receivable in the accompanying consolidated balance sheet.  Deferred revenues are included in current liabilities.  For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer.

      Revenues from software license agreements are recognized currently, provided that all of the following conditions are met:  a noncancellable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist.  Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year.  Maintenance revenues which are bundled with license agreements are unbundled using vendor-specific objective evidence.

      As most of the Company's revenue recognition practices are in accordance with SOP 81‑1 and AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in 2000 had no material impact on the Company's consolidated financial statements.

      In software agreements that include rights to multiple software products, maintenance or services, the Company allocates the total revenue between each deliverable using the relative fair value of each of the deliverables determined using vendor-specific objective evidence.  Vendor-specific objective evidence of fair value is determined using the price charged when the element is sold separately.

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

      Unbilled Accounts Receivable.  Unbilled accounts receivable are included in accounts receivable and include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Generally, unbilled accounts receivable are expected to be billed and collected within one year.  Payments to the Company for performance on certain U.S. government contracts are subject to audit by the Defense Contract Audit Agency.  Revenues have been recorded at amounts expected to be realized upon final settlement.

      Concentration of Risk.  As the Company expanded its business into international markets and developing countries during 2000 and 2001, certain accounts receivable may have been exposed to credit risk due to political and/or economic instability in these areas.  To mitigate credit risk in foreign countries, the Company has generally denominated its foreign contracts in U.S. dollars and required payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfer, prior to shipment.  Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $1,320.0 million in 2002, $905.3 million in 2001, and $763.3 million in 2000.  Substantially all of the Company's operations are located in the United States.  Export and foreign revenues amounted to approximately $29.6 million, $21.4 million, and $13.6 million in 2002, 2001, and 2000, respectively, primarily to countries in Europe, Asia, Africa and South America.  Substantially all international sales are denominated in U.S. dollars.

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

      Property and Equipment.  Property and equipment are stated at cost.  Depreciation is provided using the straight-line method, with estimated useful lives of 5 to 30 years for buildings, 3 to 15 years for leasehold improvements, representing the lesser of the useful life of the improvement or the lease term, and 3 to 15 years for machinery and equipment and furniture and fixtures.  Certain machinery and equipment in the Company's medical sterilization and food irradiation businesses is depreciated based on units of production.

      Goodwill and Other Intangible Assets.  Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

      SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology.  The initial step requires the Company to assess whether indications of impairment exist.  If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However,if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

Initial Adoption

      In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002, the Company’s independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, the Company completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to an estimated fair value analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was previously reported in our Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by the Company on March 1, 2002 with the remaining charge of $7.7 million related to the Company’s long distance telecommunications business that was discontinued in the third quarter of 2002.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight‑line basis over the expected periods to be benefited, generally 1 to 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight‑line basis from 1 to 5 years.  The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Impairment Subsequent to Initial Adoption

      As a result of Titan’s board of directors’ decision in July 2002 to exit its long distance telecommunications business, and the deterioration in pricing and valuations in the telecommunications industry, Titan recorded an additional impairment charge of $74.9 million of goodwill in its international telecommunications business, Titan Wireless, based upon recent indications of fair value as determined by recent sales offers from potential buyers.

      In connection with Titan’s board of directors’ decision in the third quarter of 2002 to divest its LinCom Wireless business, Titan recorded a $2.7 million impairment of goodwill based upon recent indications of fair value as determined by offers from potential buyers.  In October 2002, Titan shut down the operations of LinCom Wireless.

      In addition, approximately $19.4 million of additional goodwill was determined to be impaired related to previously discontinued components of Cayenta, AverCom and other commercial information technology businesses, which impairment was recorded based upon estimates of fair value.

      All impairment charges recognized subsequent to the Company’s initial adoption of SFAS No. 142 have been reported in the loss from discontinued operations, as all impairments were incurred in businesses held for sale or disposed of during 2002 (see Note 6).

      The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the elimination of recorded amortization of goodwill.  The impact on net income (loss), and basic and diluted net earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:
	Years Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(7,836)	$(3,457)	$(10,590)
Add back amortization of goodwill, net of tax	—	11,424	5,244

Adjusted income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(7,836)	7,967	(5,346)

Loss from discontinued operations, net of tax	(218,106)	(95,157)	(3,394)
Add back amortization of goodwill, net of tax	—	16,641	13,886

Adjusted income (loss) from discontinued operations	(218,106)	(78,516)	10,492

Extraordinary loss from early extinguishments of debt, net of tax	(5,408)	—	(4,744)
Cumulative effect of change in accounting principle	(40,111)	—	—

Net income (loss)	(271,461)	(70,549)	402
Dividend requirements on preferred stock	(689)	(690)	(692)

Net loss applicable to common stock	$(272,150)	$(71,239)	$(290)

Basic earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.11)	$(0.12)	$(0.25)
Add back amortization of goodwill, net of tax	—	0.19	0.10

Adjusted income (loss) from continuing operations before extraordinary item	(0.11)	0.07	(0.15)

Loss from discontinued operations, net of tax	(2.87)	(1.63)	(0.09)
Add back amortization of goodwill, net of tax	—	0.28	0.26

Adjusted income (loss) from discontinued operations	(2.87)	(1.35)	0.17

Extraordinary loss from early extinguishments of debt, net of tax	(0.07)	—	(0.09)
Cumulative effect of change in accounting principle	(0.53)	—	—

Net loss	$(3.58)	$(1.28)	$(0.07)

Weighted average shares	75,988	58,793	52,717

Diluted earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.11)	$(0.12)	$(0.25)
Add back amortization of goodwill, net of tax	—	0.19	0.10

Adjusted income (loss) from continuing operations before extraordinary item	(0.11)	0.07	(0.15)

Loss from discontinued operations, net of tax	(2.87)	(1.63)	(0.10)
Add back amortization of goodwill, net of tax	—	0.28	0.26

Adjusted loss from discontinued operations	(2.87)	(1.35)	0.16

Extraordinary loss from early extinguishments of debt, net of tax	(0.07)	—	(0.09)
Cumulative effect of change in accounting principle	(0.53)	—	—

Net loss	$(3.58)	$(1.28)	$(0.08)

Weighted average shares	75,988	58,793	52,717

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

      Impairment of Long‑Lived Assets.  SFAS No. 144 provides a single accounting model for long‑lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

      In accordance with SFAS No. 144, long‑lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      Prior to the adoption of SFAS No. 144, the Company accounted for long‑lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long‑Lived Assets and for Long‑Lived Assets to Be Disposed Of.”

      Stock-Based Compensation.  The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  Accordingly, the Company will continue to account for its stock-based compensation plans under the provisions of APB No. 25.  The Company also follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.

      As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described in APB No. 25 and has adopted the disclosure only provisions of SFAS No. 123.  Compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock on the date of grant over the exercise price of the grant.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net loss, as reported	$(271,461)	$(98,614)	$(18,728)
Less: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,575)	(9,123)	(3,620)

Net loss, pro forma

	$(277,036)	$(107,737)	$(22,348)

Earnings per share:
Basic as reported	$(3.58)	$(1.76)	$(.43)
Basic pro forma	$(3.66)	$(1.92)	$(.51)

Diluted as reported	$(3.58)	$(1.76)	$(.44)
Diluted pro forma	$(3.66)	$(1.92)	$(.51)

      Income Taxes.  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      Capitalized Software.  The Company capitalizes certain software costs, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," after technological feasibility has been established based on a detailed program design.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, which is estimated to be 3 to 5 years.  As of December 31, 2002, capitalized software, net of accumulated amortization was approximately $1.4 million.  Amortization for each of the years ended December 31, 2002, 2001 and 2000, was less than $0.1 million.

      Per Share Information.  The Company computes earnings per share based on the provisions of SFAS No. 128, "Earnings Per Share."

      The following data summarize information relating to the per share computations for continuing operations before extraordinary loss and cumulative effect of change in accounting principle:

	For the Year Ended December 31, 2002

	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts

Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(7,836)
Less preferred stock dividends	(689)

Basic and Diluted EPS:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$(8,525)	75,988	$(0.11)

	For the Year Ended December 31, 2001

	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts

Loss from continuing operations	$(3,457)
Less preferred stock dividends	(690)
Effect of minority interests	(3,228)

Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	$(7,375)	58,793	$(0.13)

	For the Year Ended December 31, 2000

	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts

Loss from continuing operations before extraordinary loss	$(10,590)
Less preferred stock dividends	(692)
Effect of minority interests	(1,867)

Basic and Diluted EPS:
Loss from continuing operations before extraordinary loss available to common stockholders	$(13,149)	52,717	$(0.25)

      In the year ended December 31, 2002, options to purchase approximately 3,357,700 shares of common stock at exercise prices ranging from $1.04 to $13.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle.  In the years ended December 31, 2001 and 2000, respectively, options to purchase approximately 2,074,600 and 3,260,000 shares of common stock at exercise prices ranging from $1.12 to $20.04 and $.40 to $29.00 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations before extraordinary item.  In the year ended December 31, 2002, options to purchase approximately 3,963,900 shares of common stock at prices ranging from $13.18 to $29.74 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  In the years ended December 31, 2001 and 2000, respectively, options to purchase approximately 1,206,800 and 170,900 shares of common stock at exercise prices ranging from $20.70 to $47.50 and $32.00 to $47.50 per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

      In 2002, 2001, and 2000, approximately 538,400, 459,900, and 461,200 shares of common stock, respectively, that could result from the conversion of cumulative convertible preferred stock were not included in the computation of dilutive EPS, as the effect would have been anti-dilutive on the results of continuing operations.  Similarly, in 2002, approximately 6,776,500 shares, and in 2001 and 2000 approximately 5,038,000 shares that could result from the conversion of the remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computation of diluted EPS.

      Comprehensive Income.  Comprehensive income represents all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive income is the total of net income and all other nonowner changes in equity.

      During the years ended December 31, 2002, 2001, and 2000, the Company's only element of other comprehensive income resulted from foreign currency translation adjustments, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments within accumulated other comprehensive income.

      Gain on Issuance of Stock in Subsidiary.  In 2000, the Company became subject to the provisions of SEC Staff Accounting Bulletin No. 51 ("SAB 51") to reflect the issuance of approximately 5% of Cayenta Class A Common Stock in connection with an acquisition.  In accordance with the provisions of SAB 51, the transaction is reflected as an equity transaction, and the net effect of the transaction is reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary." In 2001, as a result of the SureBeam initial public offering and in accordance with SAB 51, Titan recorded a gain of $52.0 million related to its equity interest in SureBeam reflected in the accompanying Consolidated Statement of Stockholders' Equity as "Gain related to issuance of stock in subsidiary".

      Gain on Sale of Investments.  The Company records gains in income from continuing operations on sales of its interests related to technology that it has developed internally, the costs of which have been reflected in operating expenses in the Company’s consolidated financial statements.

      New Accounting Standards.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets".  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.  SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology.  The initial step requires the Company to assess whether indications of impairment exist.  If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However,if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

Note 3.  Acquisitions

      In January 2003, the Company announced that the agreement to acquire Science & Engineering Associates, Inc. (“SEA”), a privately held provider of engineering and information technology services, had expired and that Titan and SEA mutually agreed not to extend the purchase agreement at that time.  Direct costs of $1.2 million related to this transaction were included in exit and restructuring charges and other in 2002 (see Note 4).

      On September 12, 2002, the Company completed the acquisition of 100% of the outstanding shares of Wave Science, Inc. (“Wave Science”), a privately held designer of radio components and communication systems, for a purchase price of approximately $8.5 million in cash, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration of up to $3.0 million may be paid based on achieving certain revenue and profit margin targets for the two-year period beginning January 1, 2002 through December 31, 2003, and additional consideration of up to $1.0 million may be paid based on the receipt of certain contract awards through December 31, 2004.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business, particularly the addition of Wave Science’s experienced engineering team.  The transaction was accounted for as a purchase.  The excess of the purchase price over the estimated fair market value of the net assets acquired was approximately $8.2 million, and has been recorded as goodwill.  Operating results of Wave Science are reported in operating results from September 13, 2002.  As the total consideration for the acquisition of Wave Science may change based upon the attainment of certain revenue and profit margin targets through December 31, 2003 and based upon the receipt of contract awards through December 31, 2004, goodwill may change to reflect any such additional consideration.

      On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. ("Jaycor"), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  At the closing, Titan issued approximately 4,919,500 shares of Titan common stock for all the outstanding shares of common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for the purchase consideration became fixed.  Jaycor's operations are reported in our operating results from March 22, 2002.  The excess of the $99.6 million purchase price over the estimated fair market value of the net assets acquired ($57.6 million) was approximately $42.0 million.  The transaction was accounted for as a purchase.  In April 2002, the Company obtained an independent valuation completed by Bearing Point (formerly KPMG Consulting, Inc.) to assist management in its purchase price allocation for the Jaycor acquisition.  The independent valuation was used by the Company to allocate $38.1 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which are being amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.  At December 31, 2002, the unamortized balance of purchased intangibles was $2.7 million included in Other Assets in the consolidated balance sheet. The transaction value was increased by approximately $3.9 million to an aggregate total of $103.5 million to reflect an additional 173,099 shares issued in July to cover certain costs of the shareholders of Jaycor, and an additional 20,948 shares issued in July and August 2002 related to certain working capital adjustments.  The additional purchase price of $3.9 million was accounted for as an increase to goodwill resulting in goodwill of $42.0 million at December 31, 2002.  As the allocations of purchased assets and liabilities of Jaycor are finally determined, goodwill may change to reflect any such adjustments.

      Following is unaudited condensed balance sheet information for Jaycor at the date of acquisition (amounts in millions):

Jaycor

Cash	$36.0
Accounts receivable	28.4
Other current assets	2.2
Property, plant and equipment	4.0
Non-current assets	1.1

Total assets	71.7

Accounts payable	3.2
Other current liabilities	10.6
Non-current liabilities	0.3

Total liabilities	14.1

Net assets	$57.6

      On February 22, 2002, Titan completed the acquisition of International Systems, LLC (“International Systems”), which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  The purchase price, which aggregated approximately $1.8 million, was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations.  Also, additional consideration may be paid based on the receipt of certain contract awards and the achievement of defined earnings levels on all contracts generated by International Systems, which consideration may be satisfied with cash or Titan common stock.  In July 2002, 100,000 shares of Titan stock valued at $1.2 million were issued based on the receipt of certain of these contract awards.  The value of the shares was recorded as an increase to goodwill.  Up to an aggregate maximum of 350,000 additional shares of common stock may be issued as additional consideration based on the receipt of future contract awards.  In October 2002, under the provisions of the original purchase agreement, Titan advanced $0.8 million to a former principal shareholder and current employee of International Systems.  Such advance is evidenced by a promissory note which is secured by the shareholder’s purchase consideration of Titan shares and shares issuable upon achievement of certain milestones as provided under the original purchase agreement.  The note bears interest at 6 percent per annum, commencing in October 2003.  This note is reflected as an Other Current Asset on the consolidated balance sheet at December 31, 2002.  The operations of International Systems are reported in our operating results from February 23, 2002.  The transaction was accounted for as a purchase, and goodwill of $3.5 million has been recorded.  As the total consideration for the acquisition of International Systems may change based upon the receipt of future contract awards and the achievement of defined earnings levels, goodwill may change to reflect any such additional consideration.

      On November 27, 2001, we completed the acquisition of BTG, Inc. ("BTG"), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further our goal of acquiring government information technology companies which fit strategically with us.  We issued approximately 4,024,100 shares of Titan common stock at an aggregate value of $99.9 million, based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and paid cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock at an aggregate value of $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock.  We also paid off $37.1 million of BTG's outstanding debt as of the closing date.  The transaction was accounted for as a purchase, and the excess of purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $139.2 million, intangible assets of $8.2 million and deferred compensation of $0.5 million related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which are being amortized over the estimated useful lives of 1 year, 2 to 5 years and 2 years, respectively.  At December 31, 2002, the unamortized balance of purchased intangibles was $4.9 million included in Other Assets in the consolidated balance sheet.  The deferred compensation will be amortized over the remaining vesting period of the assumed options.

      On September 28, 2001, we completed the acquisition of the remaining shares of Datron Systems Incorporated ("Datron"), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further our goal of acquiring government information technology companies which fit strategically with us.  We issued approximately 2.3 million shares of Titan common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill of $22.7 million and intangible assets of $5.8 million.  The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.6 million, respectively, which are being amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively.  At December 31, 2002, the unamortized balance of purchased intangibles was $4.6 million included in Other Assets in the consolidated balance sheet.

      On March 23, 2001, our subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications.  The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing.  The initial $9.8 million of the purchase price was paid on April 2, 2001.  We received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments.  Under the agreement, we had full recourse to the seller for all accounts receivable not collected within 180 days of the closing date.  In October 2001, we paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable.  The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, was amortized on a straight line basis over 30 years until the adoption of SFAS No. 142 on January 1, 2002.  The remaining unamortized balance of approximately $6.8 million at December 31, 2002, was reflected as goodwill in the accompanying consolidated balance sheet.

      For all acquisitions accounted for as purchases, the acquired company’s results of operations are consolidated with the Company's results of operations immediately subsequent to the acquisition date.  Unaudited pro forma data giving effect to the purchase of Jaycor, BTG and Datron as if they had been acquired at the beginning of 2001 are shown below.  Pro forma information related to the Wave Science, International Systems and Maxwell acquisitions is not included, because the effect is not significant.

	Twelve months ended December 31,

	2002	2001

	(unaudited)
Revenues	$1,408,395	$1,301,596
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(8,327)	(16,372)
Net loss	(271,952)	(111,529)
Basic earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.12)	$(0.38)
Net loss	(3.59)	(2.01)
Diluted earnings (loss) per share:
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.12)	$(0.38)
Net loss	(3.59)	(2.01)

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

      During 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000 and approximately $2.7 million was paid in satisfaction of purchase price holdbacks for the System Resources Corporation acquisition made in 1999.  Each of these amounts had been recorded as liabilities in periods prior to January 1, 2002.

      In 1999, the Company’s subsidiary, Titan Systems Corporation, acquired Atlantic Aerospace Corporation ("AAEC").  The terms of the acquisition provided for up to an additional $3 million in contingent consideration payable based upon the award of future contracts.  During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts.  An additional potential $2.2 million including interest, may be paid in 2003, either in whole or part, based upon final resolution of measuring the potential contingent consideration earned during 2002 with the AAEC stockholder representative.

      In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  The Company recognized approximately $2.3 million, $2.8 million, and $6.9 million as a reduction of costs against the deferred profit in 2002, 2001, and 2000, respectively.  The remaining amount of $0.8 million at December 31, 2002 is estimated to reduce costs through 2007.

Note 4.  Exit and Restructuring Charges and Other

      Included in the year ended December 31, 2002 is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  Included in the employee termination costs are 33 personnel reductions.

      Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  The Company intends to actively market the facilities for sublease opportunities.  However, the available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  Included in the employee termination costs are 19 personnel reductions.

      Approximately $7.7 million of the Titan Systems restructuring costs are primarily related to employee termination costs, employee retention costs, duplicate transition costs and professional fees related to acquisitions and certain reorganization and consolidation activities within Titan Systems.

      The remaining $1.7 million is related to direct transaction costs incurred by Titan on acquisitions that did not successfully close, primarily the Science and Engineering Associates, Inc. proposed acquisition.

      A summary of exit and restructuring charges and other recorded and utilization of those accruals during the year ended December 31, 2002 are as follows (in millions):

	Charges recorded in 2002	Asset Disposals	Cash paid 2002	Ending Balance December 31, 2002

Titan Systems restructuring:
Estimated facilities consolidation costs	$32.2	$—	$0.1	$32.1
Employee termination/retention costs and other	7.7	—	6.0	1.7

	39.9	—	6.1	33.8
Unsuccessful transaction costs	1.7	—	1.1	0.6

	41.6	—	7.2	34.4

Cayenta headquarters exit costs:
Lease commitment costs	4.8	—	1.6	3.2
Asset impairment costs	2.4	2.4	—	—
Employee termination costs and other	4.5	—	4.3	0.2

	11.7	2.4	5.9	3.4

	$53.3	$2.4	$13.1	$37.8

      At December 31, 2002, a total of $20.9 million and $16.9 million of liabilities remained on the accompanying consolidated balance sheet in Other Accrued Liabilities and Other Non-current Liabilities, respectively, related to exit and restructuring activities initiated in 2002.  All exit and restructuring charges recorded in 2002 were recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The remaining liability balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2003 and 2004 for certain lease cancellation fees and other lease costs, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Note 5.  Acquisition and Integration Related Charges and Other

      Acquisition and integration related charges and other for the years ended December 31, 2001 and 2000 are described in more detail below with a rollforward of the accrual balances at the end of each period (amounts in millions):

	Charges in 2000	Uses 2000	Ending Balance December 31, 2000	Charges in 2001	Uses 2001	Ending Balance December 31, 2001	Uses 2002	Ending Balance December 31, 2002

Employee termination costs	$7.7	$6.4	$1.3	$6.2	$7.5	$—	$—	$—
Elimination of duplicate facilities and assets	4.1	1.6	2.5	2.7	3.9	1.3	1.3	—
Acquisition related transaction costs	11.6	11.6	—	—	—	—	—	—
Non-cash asset impairments	5.4	5.4	—	16.0	16.0	—	—	—
Pre-acquisition contingencies	—	—	—	3.0	3.0	—	—	—

	$28.8	$25.0	$3.8	$27.9	$30.4	$1.3	$1.3	$—

      During 2002, all remaining liabilities were paid.

Fiscal 2001 Charges

      Acquisition and integration related charges and other of $27.9 million in 2001 included $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in our government business, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan’s core government business.

      The $12.2 million charge is primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of our government businesses, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities.  Included in these costs is approximately $3.2 million of employee termination costs, $2.0 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $2.9 million of asset impairment costs of certain asset balances.  The recoverability of such balances was impaired due to our exit from a satellite services business within our government business.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business.  That acquisition was accounted for as a purchase, and the matters pre-existing Titan's acquisition were resolved in 2001.  Unpaid amounts of approximately $1.3 million as of December 31, 2001 related to excess facilities and personnel costs were paid in 2002.

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

Fiscal 2000 Charges

      Acquisition related charges of $28.8  million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.2 million comprised of accounting, legal, investment banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.4 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million provided in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.  Unpaid amounts at December 31, 2000 of $3.8 million representing primarily costs for excess facilities and personnel costs were paid by December 31, 2001.

      Included in acquisition related charges in 2000 is $8.3 million related to the merger with AverStar.  These costs consisted of approximately $2.4 million of direct transaction costs, approximately $5.6 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million.

Gain on Sale of IPivot

      On October 26, 1999, the Company received approximately $41.8 million in cash as a result of the acquisition by Intel Corporation of IPivot, Inc. ("IPivot"), a technology spin-off from Titan.  The cash payment to the Company was for its ownership interest in IPivot of approximately 8% after the dilutive impact of IPivot stock options, warrants and other equity investments.  In addition, approximately $3 million was received in October 2000 as final consideration, and net of expenses, resulted in a net gain of approximately $2.1 million in the year ended December 31, 2000.

Note 6.  Discontinued Operations

2002 Discontinued Operations

      In August 2002, the Company’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.

      In July 2002, the Company’s board of directors made the decision to exit its international telecommunications business through a combination of selling and winding down its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete these actions during 2003.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

      During the first quarter of 2002, the Company’s board of directors made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In accordance with SFAS No. 144, all commercial operations that have been sold or are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.

Titan Wireless

Overview

      On July 11, 2002, Titan announced it would exit all of its international telecommunications business, directly as a result of an increasingly deteriorating market, particularly in the wholesale long distance business.  Notably, the bankruptcies of Global Crossing, Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers, such as Ibasis, had imposed a rapid and sudden deterioration in wholesale prices in 2002.  As a direct result of decreasing wholesale margins, and the difficulty of providers to obtain financing to invest in new projects globally, Titan’s telecommunications business operating results declined substantially beginning in the second quarter of 2002.  The losses in the second quarter of 2002 and the bleak outlook of the telecommunications market globally led to the July 2002 Titan board of directors decision to exit these markets.  The Company is in the process of attempting to sell all of its operations within Titan Wireless, including all of the operations discussed below.

Acquisitions and Investments

      On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. ("GlobalNet"), a provider of international voice, data, and Internet services.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet's operations from March 22, 2002 are reported in our Titan Wireless business, which was discontinued in the third quarter of 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $26.4 million was approximately $55.8 million.  In April 2002, the Company obtained an independent valuation completed by independent valuation specialists Bearing Point (formerly KPMG Consulting, Inc.) to assist in its purchase price allocation of the GlobalNet acquisition.  The independent valuation was used by the Company to allocate $55.8 million to goodwill and $0 to intangible assets as of March 31, 2002.

      As a result of Titan’s decision on July 11, 2002, to exit its telecommunications business and to sell certain of these businesses, Titan determined in the third quarter of 2002 that there was an impairment of the carrying value of GlobalNet’s goodwill of approximately $55.8 million in accordance with SFAS No. 142.  The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers from potential buyers, compared to the carrying value of the asset.

       On June 28, 2000, Titan Wireless Afripa Holding, Inc., a subsidiary of Titan Wireless, made a $5 million investment to acquire 80% of the outstanding equity interests in Ivoire Telecom S.A., a Luxembourg-chartered company that intended to engage, through various majority-owned local subsidiaries, in a wireless telecommunications business in Africa using a satellite uplink through France.  Titan’s primary long-term investment objective was to acquire through the various majority-owned local subsidiaries of Ivoire Telecom what Titan considered to be potentially valuable telecommunications licenses in African countries, build out a supporting network and backbone system to carry traffic in these countries and then, ultimately, to realize its investment by sale of the fully operational business.

      At the time of the initial equity investment, Titan also advanced an additional $5.5 million to Ivoire Telecom for working capital in exchange for a promissory note.  In addition, Titan agreed to lend Ivoire Telecom up to $35 million in additional funds pursuant to a line of credit agreement.  Such funds were to be used for capital and other expenditures necessary to acquire licenses, fund operations and construct and build out the necessary infrastructure of Ivoire Telecom’s telecom network in Africa.  To that end, Titan also contributed equipment with an approximate aggregate value of $4.5 million to Ivoire Telecom.

      At the time Titan made its investment, Ivoire Telecom held only a few licenses and was just beginning operations and the build-out of its network.  Titan had arranged to work with Ivoire Telecom’s chief executive officer to enhance Ivoire Telecom’s existing system of financial controls, policies and procedures such that Titan would have the ability to exercise significant influence through its status as the majority stockholder over each of Ivoire Telecom’s operating subsidiaries, through which the business was to be conducted.  As part of this effort, it was Titan’s plan to develop and have in place a system of financial controls, policies and procedures sufficient for U.S. financial reporting purposes and conforming to the requirements of Section 13(b) of the Securities Exchange Act of 1934.  In pertinent part, subsection (2) of that section of the Exchange Act requires Titan to:

(A)	Make and keep books, records, and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Titan; and

(B)	Devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that:

	(i)	Transactions are executed in accordance with management's general or specific authorization;

(ii)

Transactions are recorded as necessary (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets;

	(iii)	Access to assets is permitted only in accordance with management's general or specific authorization; and

	(iv)	The recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Titan encountered significant difficulties in obtaining consolidated financial results from Ivoire Telecom shortly after the initial investment was made.  The difficulties in obtaining accurate and timely financial information were further complicated by the rapidly growing business of Ivoire Telecom, which expanded from a start-up business to a company with 14 operating subsidiaries in various countries.  Although this rapid growth was contemplated by the business plan and positive from a business perspective, it produced multiple-currency and multiple-entity consolidation implications.  Beginning in July 2000, the Chief Financial Officer of Titan Wireless and other Titan personnel made regular trips, generally on a monthly basis, to Ivoire Telecom’s headquarters to attempt to work directly with Ivoire Telecom’s accounting staff and management to improve reporting awareness and capability.  After Titan’s repeated attempts to obtain the requisite financial information were unsuccessful, Titan was forced to conclude that enhancing Ivoire Telecom’s existing system of financial controls, policies and procedures to a system sufficient for U.S. financial reporting purposes was not a priority of Ivoire Telecom’s management and accounting personnel.

      Titan engaged a global independent public accounting firm to audit the financial statements of Ivoire Telecom for the year ended December 31, 2001.  The independent public accounting firm did not complete its audit procedures due to difficulties encountered in resolving open audit issues.  Specifically, the independent public accounting firm reported that there were weaknesses in internal controls, inconsistent accounting policies and procedures, and limited use of management information systems, all resulting in the inability of Ivoire Telecom to prepare and report accurate financial statements sufficient for U.S. financial reporting purposes.  All of Titan’s requests and other direct actions have resulted in no success in obtaining timely and reliable financial statements meeting U.S. standards from Ivoire Telecom.

      Titan consolidated the operating results of Ivoire Telecom for the period from July 1, 2000 through December 31, 2000 in Titan’s reporting period from October 1, 2000 through March 31, 2001 (reflecting a three month reporting lag), which cumulative results included approximately $0.4 million of revenues and $3.4 million of pre-tax operating losses.  During the second quarter of 2001, however, Titan appropriately concluded that, as a result of its inability to control or exert significant influence on Ivoire Telecom’s financial policies, Titan ceased consolidation and determined that the cost method was appropriate.

      Additionally, Titan believes that it has taken all actions necessary to be kept well informed of Ivoire Telecom’s business, network build-out and use of proceeds from the advances through regular operational status reports and continuing discussions with Ivoire Telecom’s management and major equipment providers, as well as through the physical installation, test and inspection of assets and equipment purchased using such proceeds.  Specifically, Titan Wireless’s technical team performed in-country installation and test procedures on selected network equipment, and provided direct installation guidelines to Ivoire Telecom’s equipment providers.  Further, Titan Wireless management performed periodic site visits of the significant subsidiaries, which included a physical verification of the significant network assets.  As a result of this continuing interaction with Ivoire Telecom and the verification from its customers that Ivoire Telecom was in fact carrying long distance traffic over the network, Titan was able to monitor the use of Ivoire Telecom’s assets and equipment.  In this regard, Titan believes that its controls were sufficient to have reasonable assurances that the assets were used in accordance with Titan’s authorization of the advances.

      Titan engaged in substantial efforts to establish appropriate financial controls and procedures to enable accurate and timely reporting of financial results of Ivoire Telecom.  These efforts, as discussed above, were not successful, leading Titan to cease consolidating the operating results of Ivoire Telecom and reporting its investment on the cost method.  While inadequate to support continued consolidation, Ivoire Telecom did have adequate controls and practices in place to permit Titan to monitor the use of funds by Ivoire Telecom to acquire telecommunications equipment, licenses, and related infrastructure in accordance with the business plan developed by Ivoire Telecom.  Accordingly, Titan believes that it complied with the requirements of Section 13(b) noted above in all material respects.  In the third quarter of 2002, the entire carrying value of the investment of approximately $52 million was determined to be impaired and written off.

      In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon.  In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement.  In October 2000, Titan exercised its option pursuant to the loan agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%.  This equity interest was converted in August 2002 from a 49.9% voting interest to a 15% voting interest and a 34.9% non-voting interest.  At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill.  Under the terms of the agreement, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained.  These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remainder was paid in the third quarter of 2002.  The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized over 20 years, was approximately $26.8 million at December 31, 2001.  In connection with the new requirements for evaluation of goodwill under SFAS No. 142, the $26.8 million was determined to be impaired and was fully expensed in the third quarter of 2002.  Prior to August 2002, Titan consolidated the operating results of Sakon due to Titan’s ability to control and significantly influence the operations and policies of Sakon, in accordance with a management agreement with Sakon.  In August 2002, the management agreement was modified to nullify Titan’s ability to control Sakon, and Titan resigned from the management committee of Sakon.  Accordingly, Titan has no ability to substantially influence or control the operations of Sakon.  Thereafter, Titan’s investment in Sakon has been accounted for under the cost method.

      On December 10, 1999, the Company's wholly owned subsidiary, Titan Africa, Inc. ("Titan Africa"), in connection with its contract to build a satellite-based telephone system for the national telephone company of Benin, Africa, the OPT, entered into a Loan Facility Agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the Arranger.  This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% and will be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000, and were scheduled to end on December 31, 2003.  The Africa Merchant Bank and Titan Africa have collectively agreed to extend the principal payments until service revenues reach certain levels, which is anticipated in mid to late 2002.  Approximately $40.5 million was drawn on this facility at December 31, 2002 and is reflected in the non-current liabilities of Titan Wireless.

Operating Results

      For the year ended December 31, 2002, Titan Wireless generated $130.3 million of revenues and a net loss of $155.4 million, net of an $84.9 million tax benefit.

      Included in Titan Wireless’ net loss for the year ended December 31, 2002 are impairment charges of $211.4 million, or $137.4 million, net of tax, that were recorded as a result of Titan’s decision to exit its international telecommunications business.  The charges were comprised of the following:  (1) impairment of goodwill in accordance with SFAS No. 142 of approximately $74.9 million, primarily comprised of Titan’s acquisition of GlobalNet discussed above and Sakon, recorded in accordance with SFAS No. 142; (2) impairment of investments of approximately $62.6 million, primarily comprised of Titan’s investment in Ivoire Telecom discussed above; (3) and impairment of fixed and other assets of approximately $73.9 million.

      In addition, exit charges of approximately $20.1 million were recorded in the third quarter of 2002, primarily related to outstanding commitments of warranty obligations of $3.9 million, commitments for space satellite segments of $3.0 million, and outstanding lease obligations of $1.6 million.  The remaining $11.6 million of the charge is primarily related to employee termination costs of $2.6 million, other estimated direct costs to exit these businesses of $4.0 million and the estimated settlements of other obligations of approximately $5.0 million.  Such commitments are expected to be paid through the first half of 2004.  As of December 31, 2002, approximately $10.1 million is included in current and non-current liabilities of discontinued operations.

      In summary, included in Titan Wireless’ net loss for 2002 is an impairment charge of $211.4 million, exit charges of $20.1 million and pre-tax losses excluding impairment and exit charges of $8.8 million for the year ended December 31, 2002.  Included in the operating losses of Titan Wireless for 2002 is interest expense allocated to discontinued operations of $0.7 million.  All amounts presented are net of tax benefits.

Titan Technologies

       For the year ended December 31, 2002, the discontinued operations of Titan Technologies generated revenues of $31.4 million and a net loss of $48.0 million, net of a $20.6 million tax benefit.  Included in Titan Technologies’ net loss for 2002 is an impairment charge of $43.7 million, related to LinCom Wireless, AverCom and Titan’s commercial information technology business.  The measurement of this impairment is based upon indications of fair value, resulting in a write-off of the carrying value of its assets which included an impairment of goodwill of $21.0 million, in accordance with SFAS No. 142, and impairment of other assets of $22.7 million consisting primarily of fixed assets and capitalized software.  In addition, exit charges of approximately $4.4 million were recorded primarily related to employee termination costs, lease termination costs and other outstanding commitments.

      In September 2002, certain assets of the AverCom business were sold for $0.5 million cash and an earn-out of $0.6 million of additional consideration based on certain gross margin targets.  In addition, the Company retained approximately $3.0 million of net accounts receivable balances, which were substantially collected by December 31, 2002.  In addition to the impairment of goodwill of $21.0 million, a charge of $14.9 million was recorded on January 1, 2002, when the Company adopted SFAS No. 142 which was reported as a cumulative effect of a change in accounting principle.

      In addition to the impairment charges discussed above, pre-tax losses excluding impairment and exit charges for the Titan Technologies businesses for 2002 were $20.5 million.  Included in the operating losses for 2002 is interest expense allocated to discontinued operations of $0.8 million.

Cayenta

      In July 2002, the two information technology businesses of Cayenta were sold for approximately $3.5 million consideration, in the form of a promissory note, with $1.0 million due a year from the date of sale and the remaining balance due in eight equal quarterly installments with the final payments due within 3 years from the sale date.  In addition, a maximum potential earn-out is available for approximately $7.5 million based on certain future EBITDA (earnings before interest, taxes, depreciation and amortization) targets.  For the year ended December 31, 2002, these businesses generated revenues of $6.4 million and a net loss of $3.8 million, net of a tax benefit of $2.7 million.  Included in the net loss is a charge for goodwill impairment in accordance with SFAS No. 142 associated with these two businesses of approximately $1.1 million, and other asset impairments of approximately $3.2 million.  In addition, a $27.5 million impairment of goodwill was recorded on January 1, 2002, when the Company adopted SFAS No. 142 which was reported as a cumulative effect of a change in accounting principle.  In addition to the impairment charges noted above, operating losses, net of tax, for the year ended December 31, 2002 were $3.2 million, and included $0.1 million in interest expense allocated to discontinued operations.

      The consolidated financial statements of Titan for all periods presented have been restated to reflect all businesses discussed above as discontinued in accordance with SFAS No. 144.

2001 Discontinued Operations

      On March 16, 2001, SureBeam Corporation, Titan's subsidiary that provides electronic irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date.  The plan involved filing a letter ruling request with the IRS to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend.  Titan has historically reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of Titan for all periods presented have been restated to reflect SureBeam as a discontinued business.  The net assets of SureBeam as of August 5, 2002 and tax liabilities and other costs resulting from the spin-off resulted in a net dividend of approximately $105.4 million which was recorded as a decrease to paid-in-capital, partially offset by the reduction in deferred compensation related to deferred compensation charges in 2000 and 2001, reflecting the net value distributed to Titan’s stockholders.  The net assets excluded SureBeam’s liability to Titan of $15 million at August 5, 2002 under SureBeam’s line of credit with Titan (see Note 14).  The line of credit balance at December 31, 2002 was $25 million and is reflected as a non-current asset in Other Assets on the accompanying consolidated balance sheet.

      At the time the Company adopted the plan to spin-off SureBeam, in accordance with APB No. 30, the Company recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal.  This charge was recorded in the third quarter of 2001.  All losses incurred by SureBeam since that time have been charged against this accrual.  Losses charged against the accrual in 2001 were $14.9 million and in 2002 were $20.5 million in the six months ended June 30, 2002.  An additional charge of $11.0 million was taken during the second quarter of 2002 to record the net losses (in excess of the accrual) incurred by SureBeam during the second quarter of 2002 as well as estimated operating losses and spin-off expenses expected to be incurred through the spin-off date of August 5, 2002.  Subsequent to that date, SureBeam is no longer included in Titan’s results of operations.  Losses through August 5, 2002 charged against the accrual in third quarter of 2002 were $1.8 million.  Approximately $3.2 million of costs related to the spin-off have been charged against the loss accruals.  As of December 31, 2002, $0.3 million remains accrued for trailing spin-off costs.

      Revenues and net loss generated by SureBeam for the year ended December 31, 2001 were $24.2 million and $76.1 million, respectively.  Included in SureBeam’s net loss in 2001 is deferred compensation of $54.3 million.  Revenues and net income generated by SureBeam for the year ended December 31, 2000 were $25.2 million and $0.4 million, respectively.  Included in SureBeam’s net losses is interest expense of $7.0 million and $3.8 million for the years ended December 31, 2001 and 2000, respectively, related to the promissory note SureBeam had payable to us.

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

      Following is a summary in tabular format of the loss from discontinued operations for 2002 (amounts in millions):

	Year ended December 31, 2002

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Impairment of goodwill	$(74.9)	$(21.0)	$(1.1)	$—	$(97.0)
Impairment of investments	(62.6)	—	—	—	(62.6)
Impairment of fixed and other assets	(73.9)	(22.7)	(3.2)	—	(99.8)
Exit charges	(20.1)	(4.4)	—	—	(24.5)

	(231.5)	(48.1)	(4.3)	—	(283.9)
Losses from operations	(8.8)	(20.5)	(3.2)	(11.0)	(43.5)

	(240.3)	(68.6)	(7.5)	(11.0)	(327.4)
Tax benefit	(84.9)	(20.6)	(2.7)	(1.1)	(109.3)

Net loss	$(155.4)	$(48.0)	$(4.8)	$(9.9)	$(218.1)

Balance Sheet Summary

      Following is a table of all related balance sheet categories for each discontinued operation:

	As of December 31,

	2002	2001

Current assets of discontinued operations:
Titan Wireless	$93,145	$27,621
Cayenta	661	7,784
SureBeam	—	44,940
Titan Technologies	10,065	17,632
Other	—	1,692

	$103,871	$99,669

Non-current assets of discontinued operations:
Titan Wireless	$4,212	$205,396
Cayenta	—	29,875
SureBeam	—	65,704
Titan Technologies	2,370	45,163
Other	—	—

	$6,582	$346,138

Current liabilities of discontinued operations:
Titan Wireless	$38,603	$21,174
Cayenta	2,155	6,303
SureBeam	187	30,977
Titan Technologies	8,198	8,013
Other	—	2,493

	$49,143	$68,960

Non-current liabilities of discontinued operations:
Titan Wireless	$42,821	$42,456
Cayenta	1,205	451
SureBeam	—	7,608
Titan Technologies	800	510
Other	—	—

	$44,826	$51,025

      Included in the total assets of Titan Wireless as of December 31, 2002 are approximately $95.2 million of gross accounts receivable, less approximately $40.5 million (classified as a non-current liability) representing the amounts drawn on the non-recourse loan facility with the African Merchant Bank to cover subcontract costs on Titan Wireless’s contract with the Office of Post and Telecommunications (OPT).  The net accounts receivable of $54.7 million are comprised of approximately $34.6 million due from the OPT, $15.5 million due from Titan Wireless’s customer in Nigeria, and $4.6 million due from customers of the GlobalNet business.  The current liabilities of $38.6 million of Titan Wireless include approximately $10.1 million of remaining exit costs and approximately $21.2 million of accounts payable and lease obligations of GlobalNet.  Titan is endeavoring to divest these businesses through stock and asset sales and is currently in negotiations with a number of potential buyers of GlobalNet.  In the event that Titan is unsuccessful in its endeavors to sell GlobalNet, Titan may incur a net cash outlay of approximately $17.5 million, the net liability balance of GlobalNet, to shut down the business.

      The current assets of Titan Technologies are primarily comprised of accounts receivable balances and prepaid assets.

Note 7.  Other Financial Data

      Following are details concerning certain balance sheet accounts:

	At December 31,

	2002	2001

Accounts Receivable:
U.S. Government — billed	$250,118	$263,801
U.S. Government — unbilled	48,728	45,722
Trade	22,295	45,734
Less allowance for doubtful accounts	(6,778)	(7,750)

	$314,363	$347,507

      Billing in excess of costs incurred are recorded as reductions to accounts receivable and total $8.9 million and $9.6 million at December 31, 2002 and 2001, respectively.  Deferred revenue included in Other Accrued Liabilities totaled $10.0 million at December 31, 2002.

	At December 31,

	2002	2001

Inventories:
Materials	$11,213	$11,143
Work-in-process	9,947	8,852
Finished goods	10,120	3,927

	$31,280	$23,922

Property and Equipment:
Machinery and equipment	$118,540	$99,591
Furniture and fixtures	26,225	29,194
Land, buildings and leasehold improvements	28,162	36,265
Construction in progress	1,664	1,575

	174,591	166,625
Less accumulated depreciation and amortization	(110,886)	(105,185)

	$63,705	$61,440

      Supplemental disclosures of cash flow information:

	2002	2001	2000

Noncash investing and financing activities:
Stock issued for acquisitions	$137,811	$144,764	$—
Gain related to issuance of stock in subsidiary	—	52,025	2,825
Deferred compensation related to the issuance of stock options	29,834	78,725	19,331
Shares contributed to employee benefit plans	7,529	4,941	2,364
Extraordinary loss on early extinguishments of debt	5,408	—	4,744
Issuance of stock for equity interest	—	—	900
Write-off of deferred compensation related to discontinued operations	629	—	—
Stock used for option exercise	—	292	—
Equity in a subsidiary issued in exchange for services	—	—	2,000
Cash paid for interest	$32,408	$38,021	$34,381
Cash paid (refunds) for taxes	(8,747)	3,612	11,942

      Details regarding the acquisition of businesses, net of cash acquired, in the Consolidated Statements of Cash Flows are as follows (amounts in millions):

	Year Ended December 31, 2002

	Cash Paid	Cash Acquired	Net

Acquisition

Jaycor	$—	$36.0	$36.0
Wave Systems	(8.5)	4.6	(3.9)
International Systems	—	0.2	0.2
Purchase adjustments for prior year acquisitions	(4.9)	—	(4.9)

	$(13.4)	$40.8	$27.4

	Year Ended December 31, 2001

	Cash Paid	Cash Acquired	Net

Acquisition

BTG	$(23.4)	$1.2	$(22.2)
Datron	—	3.6	3.6
Maxwell	(9.2)	—	(9.2)
Purchase adjustments for prior year acquisitions	(6.4)	—	(6.4)

	$(39.0)	$4.8	$(34.2)

	Year Ended December 31, 2000

	Cash Paid	Cash Acquired	Net

Acquisition

Pulse Sciences	$(24.4)	$0.8	$(23.6)
LinCom government operations	(17.8)	4.3	(13.5)
SenCom	(33.7)	8.2	(25.5)
Payments related to acquisition of companies acquired by Titan prior to acquisition by Titan	(10.1)	—	(10.1)

	$(86.0)	$13.3	$(72.7)

      The Company’s investments in non-marketable securities as of December 31, 2002, include $7.6 million in e-tenna, reported in Other Assets.  All other investments in non-marketable securities totaled $7.1 million at December 31, 2002, and are reported in Other Assets.

      Substantially all of the Company's operations are located in the United States.  Export and foreign revenues amounted to approximately $29.6 million, $21.4 million, and $13.6 million in 2002, 2001, and 2000, respectively, primarily to countries in Europe, Asia, Africa and South America.  Substantially all international sales are denominated in U.S. dollars.

      Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $1,320.0 million in 2002, $905.3 million in 2001, and $763.3 million in 2000.

Note 8.  Income Taxes

      The components of the income tax provision (benefit) from continuing operations are as follows:

	2002	2001	2000

Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	1,458	1,255	1,174

	1,458	1,255	1,174
Deferred	(3,910)	(248)	(12,482)

	$(2,452)	$1,007	$(11,308)

      Following is a reconciliation of the income tax provision from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):

	2002	2001	2000

Expected federal tax provision on continuing operations	$(3,498)	$(2,441)	$(8,178)
State income taxes, net of federal income tax benefit	(309)	1,255	(721)
State taxes in separate filing states, net of federal benefit	963	—	—
Goodwill amortization	—	1,283	1,334
Change in valuation allowance	—	—	(8,100)
Acquisition charges and other	—	740	3,981
Meals and entertainment	251	175	379
Other	141	(5)	(3)

Actual tax provision (benefit) on continuing operations	$(2,452)	$1,007	$(11,308)

      The net deferred tax asset as of December 31, 2002 and 2001, results from the following temporary differences:

	2002	2001

Loss carryforward	$69,053	$13,268
Employee benefits	32,018	22,688
Purchased other intangibles	(5,487)	(5,638)
Tax credit carryforwards	4,336	1,075
Inventory, contract loss and other reserves	50,608	22,142
Accounts and unbilled receivables	(4,893)	(5,255)
Accrued liabilities	10,850	5,481
Depreciation and amortization	18,723	(4,494)
Other	—	14

	175,208	49,281
Valuation allowance	(24,712)	(3,100)

Deferred tax asset, net	$150,496	$46,181

      Realization of certain components of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of loss and credit carryforwards.  The federal net operating losses at December 31, 2002, to be carried forward to 2003 are approximately $178 million, which carryforwards will expire in periods through 2022.  Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Also, under Federal tax law, certain potential changes in ownership of the Company may limit annual future utilization of these carryforwards.  As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized as well as for certain preacquisition net operating losses which may not be utilized due to annual limitations.  Prepaid Expenses and Other at December 31, 2002 include prepaid taxes of $3.1 million.  Other Accrued Liabilities at December 31, 2001 include a deferred tax liability of $2.1 million.  Other Non-current Liabilities at December 31, 2002 and 2001 include a deferred tax liability of $17.4 million and $12.1 million, respectively.

Note 9.  Debt

      On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million credit facility from a syndicate of commercial banks including Wachovia Securities acting as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions (collectively referred to hereafter as the “senior lenders”).  The proceeds of the loan were used to repay outstanding indebtedness on the Company’s $425 million credit facility arranged by Credit Suisse First Boston in February 2000.  The senior secured credit facility is secured by substantially all of our and our subsidiaries’ assets (other than the assets of Sakon and our foreign operations) and guaranteed by substantially all of our subsidiaries (except for Sakon and our foreign subsidiaries).  The $485 million facility is comprised of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.  Loans made under the term loan amortize at 1.0% per year for years one through six, with the remaining 94% due in four equal quarterly payments in year seven of the agreement.  Under the term loan and the revolving facility, the Company has the option to borrow at the bank’s rate or at adjusted LIBOR plus, in each case, an applicable margin based on our total debt to EBITDA ratio (earnings before interest and taxes and depreciation and amortization).  The agreement contains financial covenants, as defined per the senior credit agreement, which were comprised of the following at December 31, 2002:  a maximum debt to EBITDA (as defined) limit of 3.50 to 1, a minimum interest coverage ratio of 2.75 to 1, a minimum fixed charge coverage ratio of 1.20 to 1 and a minimum net worth of $235 million (as defined).  At December 31, 2002, the Company was in compliance with all financial covenants.  No funds were drawn initially on the revolver, which is available to the Company for general corporate needs, including strategic acquisitions.  Additionally, the new facility excluded Titan’s ownership of SureBeam stock as collateral, which enabled Titan to spin-off SureBeam in accordance with Titan’s plans to do so.  However, the credit agreement of $50 million that Titan has executed with SureBeam is secured by a first priority lien on all of SureBeam’s assets.  Titan is required to collaterally assign its rights under this credit agreement and its security as well as the license agreement it has with SureBeam to its senior lenders under its senior secured credit facility (see Note 14).  At December 31, 2002, deferred financing costs included in Other Assets related to this facility were approximately $7.1 million and are being amortized over the term of the agreement.

       Related to Titan's extinguishment of its prior credit facility of $425 million with Credit Suisse First Boston, all deferred financing costs related to that agreement were written off during 2002, resulting in an extraordinary loss in the amount of $5.4 million, which is net of a tax benefit of $3.9 million, which has been reflected as an extraordinary item in the accompanying consolidated statements of operations.

      At December 31, 2002, total borrowings outstanding under our current credit facility were $348.3 million at a weighted average interest rate of 4.43%.  Commitments under letters of credit were $14.5 million at December 31, 2002, $14.1 million of which reduces availability of the working capital line, resulting in $120.9 million of availability on our working capital line at December 31, 2002.  Of the total borrowings, $3.5 million was short-term.

      On February 9, 2000, the Company and Titan Capital Trust (the Trust), our wholly owned subsidiary, issued 4 million convertible preferred securities (Remarketable Term Income Deferrable Equity Securities, or HIGH TIDES) at $50 per security, for a total of $200 million, with an over-allotment exercised on February 16, 2000 for an additional 1 million securities, for an additional $50 million.  The trust used the proceeds from the sale of the HIGH TIDES to purchase from the Company 5 3/4% Convertible Senior Subordinated Debentures, due February 15, 2030.  The debentures have the same financial terms as the HIGH TIDES.  The HIGH TIDES will accrue distributions of 5 3/4% per annum, with quarterly distributions to be paid in arrears on February 15, May 15, August 15 and November 15, commencing May 15, 2000.  The trust's ability to pay distributions on the HIGH TIDES is solely dependent on its receipt of interest payments from the Company on the debentures.  In the event that all HIGH TIDES outstanding have not been redeemed, approximately five years after the issuance of the instruments, then the remaining HIGH TIDES must be remarketed, which means that a remarketing agent will attempt to establish a new annual distribution rate, conversion price and redemption features for the HIGH TIDES that are consistent with a price per HIGH TIDES equal to 101% of its liquidation preference and also are most favorable to the Company.  The 5 3/4% per annum rate will be applicable from the date of original issuance to, but excluding the reset date.  The reset date is any date (a) not later than February 15, 2005, or the final reset date, or, if the day is not a business day, the next succeeding day, and (b) not earlier than 70 business days prior to February 15, 2005, as may be determined by the remarketing agent, in its sole discretion.  On or after the reset date, the applicable rate will be the term rate established by the remarketing agent based on the outcome of the remarketing.  The Company can, on one or more occasions, defer the interest payments due on the debentures for up to 20 consecutive quarters unless an event of default under the debentures has occurred and is continuing.  The holders of the HIGH TIDES may convert each security into shares of common stock of Titan at the rate of 1.3553 shares (as adjusted for the SureBeam spin-off) of common stock for each HIGH TIDES (equivalent to a conversion price of $36.893 per share of common stock, compared to the initial conversion price of $49.625 per share of common stock prior to the SureBeam spin-off).  The Company may redeem the debentures in whole or in part, at any time on or after February 20, 2003 until but excluding the tender notification date, at a redemption price equal to 101.44% of the principal amount of the debentures, declining to 100% of the principal amount of the debentures on or after February 20, 2004, plus any accrued and unpaid interest; and after the reset date, in accordance with the term call projections, if any, established in the remarketing or, upon a failed final remarketing, on or after the third anniversary of the reset date at a redemption price equal to 100% of the principal amount of debentures, plus any accrued and unpaid interest.  At December 31, 2002, deferred financing costs included in Other Assets related to this agreement were approximately $8.0 million and are being amortized over the term of the agreement.

      At December 31, 2002, Titan had other secured and unsecured debt outstanding under various agreements totaling $0.8 million short-term and $2.0 million long-term, with interest rates ranging from 6.76 to 9.30%.  These agreements mature by 2015.  At December 31, 2002, Titan was in compliance with the financial covenants of all its debt agreements.

      Details of long-term debt are as follows:

	December 31,

	2002	2001

Senior credit facility	$348,250	$330,000
Note payable to bank, interest at 9.30%, due February 2006, secured by a First Deed of Trust on an office building	430	457
Note payable to Urban Business Development Corporation, interest at 8.58%, due January 2015, guaranteed by the Small Business Administration and secured by a Second Deed of Trust on an office building	587	644
Note payable, interest at 6.76%, paid in 2002	—	3,008
Acquisition related notes payable of acquired companies, interest at 8.5%, due March 2005	1,875	2,626
Promissory note, secured by equipment, interest at 8.5%, paid in 2002	—	152

	351,142	336,887
Less: Current portion	(4,347)	(14,088)

	$346,795	$322,799

Titan Debt Maturities

      Maturities of long-term debt, excluding non-recourse debt, are as follows:

2003	$4,347
2004	4,357
2005	3,807
2006	3,929
2007	3,541
Thereafter	331,161

$351,142

Note 10.  Commitments and Contingencies

      The Company leases certain buildings and equipment under noncancelable operating lease agreements.  These leases generally require the Company to pay all executory costs such as taxes, insurance and maintenance related to the leased assets.  Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases.  Rental expense under these leases was $40.1 million in 2002, $23.8 million in 2001, and $20.6 million in 2000.  In February 2000, our Cayenta subsidiary entered into a new long-term lease agreement which requires future minimum lease payments of approximately $6.6 million over 7 years.  There is additional space in the facilities which, if vacant or desired by Cayenta, could obligate Cayenta for additional future minimum lease payments of approximately $0.7 million over the 7 years.  The Company is a guarantor on the lease.  Due to the Company’s discontinuance of its Cayenta business, Titan has subleased this facility under agreements that extend through 2007.  Rental expense in 2002, 2001, and 2000 includes $0.9 million, $0.8 million, and $0.8 million, respectively, paid related to this space.

      Future minimum lease payments under noncancellable operating leases at December 31, 2002, are as follows:

2003	$38,980
2004	36,821
2005	30,198
2006	26,874
2007	18,600
Thereafter	41,421

Total minimum lease payments	$192,894

      Obligations under capital leases were $0.9 million at December 31, 2002, including $0.2 million short-term in Other Accrued Liabilities and $0.7 million long-term in Other Non-current Liabilities in the consolidated balance sheet.

      In the ordinary course of business, Titan will guarantee the obligations (primarily lease commitments) entered into by its consolidated subsidiaries.  Specifically, Titan has guaranteed certain facility leases for SureBeam, aggregating approximately $23.1 million for lease terms through 2020.

      On August 16, 2002, Perimex International Corporation (“Perimex”) filed a complaint against Titan, Titan Wireless and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint seeks damages of $53.65 million and seeks injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’ assets.  The court recently denied Perimex’s request for a preliminary injunction, sustained Titan and Titan Wireless’ demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  The court also ordered Perimex to post a bond for $0.09 million to secure payment of Titan and Titan Wireless’ costs if Titan prevails, or if Perimex does not prevail.  Perimex elected not to post the bond and the complaint was voluntarily dismissed without prejudice by Perimex.  However, Perimex has the right to file a new complaint.  The Company believes that Perimex’s claims are without merit and the Company intends to defend its position vigorously.

      We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor.  We and our subsidiaries are named as defendants in legal proceedings from time to time and we or our subsidiaries may assert claims from time to time.  In addition, we acquire companies from time to time that have legal actions pending against them at the time of acquisition.  The Company has received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  The Company has been informed that other companies who have performed such services have received subpoenas as well.  We have been cooperating and will continue to cooperate fully with the investigation.

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

Note 11.  Cumulative Convertible Preferred Stock

      Each share of $1.00 cumulative convertible preferred stock is entitled to 1/3vote, annual dividends of $1 per share and is convertible at any time into .781 share of the Company's common stock (subject to customary anti-dilution adjustments).  Common stock of 537,429 shares has been reserved for this purpose.  As a result of the spin-off of SureBeam by Titan, the conversion rate changed from ⅔ shares of Titan’s common stock per preferred share to the current .781 rate.  The $1.00 cumulative convertible preferred stock is redeemable at the Company's option at a redemption price of $20 per share, plus cumulative dividends in arrears.  Upon liquidation, the $1.00 cumulative convertible preferred stockholders are entitled to receive $20 per share, plus cumulative dividends in arrears, before any distribution is made to the common stockholders.

Note 12.  Common Stock

      At December 31, 2001, approximately 34,845,100 common shares were reserved for future issuance for conversion of preferred stock and securities, employee benefit and stock incentive plans.

      On September 25, 2002, Titan Systems Corporation, Titan’s national security subsidiary, was merged into The Titan Corporation.  As a result of this merger, outstanding stock options held by employees of Titan Systems Corporation were exchanged using an exchange ratio of .8371, for approximately 5.2 million stock options in The Titan Corporation.  The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by a globally recognized valuation firm, and the average Titan Corporation closing stock price for the 20 trading days ending on the day before the merger.

      The exchange of Titan options resulted in a non-cash deferred compensation charge of approximately $21.3 million in the third quarter of 2002, which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations.  Approximately $2.0 million was amortized in the fourth quarter of 2002.  Additional non-cash deferred compensation of approximately $6.4 million will be amortized over the next three years as the options vest over time.

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

      Options authorized for grant under the 2002 Employee and Director Stock Option and Incentive Plan (the “2002 Plan”) and under the 2000 Employee and Director Stock Option Plan (the “2000 Plan”) are 5,500,000 and 4,000,000, respectively.  Options authorized for grant under the Stock Option Plans of 1994 and 1997 are 2,000,000 and under The 1996 Directors' Stock Option and Equity Participation Plan (the "1996 Directors' Plan") are 125,000.  Grants in 1999 and the beginning of 2000 exceeded the remaining shares available under the stock option plans of 1994 and 1997.  The 2000 Plan was approved by the Company's stockholders on May 30, 2000.  Under all plans, the options outstanding have been granted at prices that are equal to the market price of the Company's stock on the date of grant.  Under the intrinsic value method prescribed by APB 25, no compensation cost is recorded.  However, the grants in 1999 that exceeded the shares available at that time were placed under the 2000 Plan after its approval by the stockholders.  Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB 25), the plan approval date becomes the grant date for purposes of comparison of market value to exercise price.  This resulted in deferred compensation related to these options of $15.6 million in 2000 based on the difference in market value at May 30, 2000, and the grant price.  This deferred compensation will be amortized to expense over the four-year vesting period of these options, including $3.9 million in 2002, $3.9 million in 2001, and $4.9 million expensed in 2000, respectively.  Unamortized deferred compensation related to these options at December 31, 2002 was $2.4 million.

      On September 25, 2002, Titan Systems Corporation, Titan’s national security subsidiary, was merged into The Titan Corporation.  As a result of this merger, outstanding stock options held by employees of Titan Systems were exchanged using an exchange ratio of .8371, for approximately 5.4 million stock options in The Titan Corporation.  The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by a globally recognized valuation firm, and the average Titan Corporation closing stock price for the 20 trading days ending on the day before the merger.

      Under the 2002 and 2000 Employee and Director plans, and previous employee plans, an option's maximum term is ten years.  Under these plans, vested options expire 90 days after a grantee’s termination of employment or other relationship.  Under the 1996 Directors' Plan, options expire 90 days after the option holder ceases to be a director.  Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees.  Employee options may be granted throughout the year; directors' options are granted annually.  Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exercisable at the completion of one year, and monthly vesting thereafter.  For option grants prior to the 2000 Plan, vesting is monthly over 4 years.  Options in the Stock Option Plans of 1994 and 1997 and the 1996 Directors' Plan vest in 25% increments beginning one year after the grant date.  Stock options assumed by the Company as a result of the mergers discussed in Note 3 generally retain the terms under which they were granted.  Stock options assumed by The Titan Corporation as a result of the merger with Titan Systems Corporation discussed above retain the terms of the Titan Systems plans.

      The Company elected to follow APB No. 25 and related interpretations in accounting for its stock options.  See Note 2 for a calculation of the Company’s pro forma net income and earnings per share under the fair value method pursuant to SFAS No. 123.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 73% in 2002, 76% in 2001, and 72% in 2000; and a risk free interest rate of 3.82% in 2002, 4.38% in 2001, and 5.05% in 2000.

      A summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000

	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price

Outstanding at beginning of year	5,128	$14.45	4,972	$ 11.84	4,813	$ 4.99
Granted	952	13.32	953	17.16	1,148	26.34
Adjustment for TSC merger	5,248	4.55	—	—	—	—
Adjustment for SureBeam spin-off	1,789	—	—	—	—	—
Exchanged in acquisitions	14	12.79	1,169	12.68	—	—
Exercised	(1,209)	6.92	(1,735)	7.07	(718)	28.11
Canceled	(916)	9.07	(231)	15.36	(271)	11.33

Outstanding at end of year	11,006	8.56	5,128	14.45	4,972	11.42

Options exercisable at year-end	6,957		2,863		2,578
Weighted-average fair value of options granted during the year	$8.49		$12.15		$17.51

      The following table summarizes information about fixed stock options outstanding at December 31, 2002:

			Options Outstanding				Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price

$1.04	–	$4.18	3,866	5.60	years	$1.89	3,572	$1.91
4.23	–	10.90	3,303	7.67	years	8.11	1,629	7.12
10.94	–	17.29	3,539	8.09	years	14.69	1,540	15.26
19.43	–	29.74	298	7.19	years	26.58	216	26.73

			11,006	7.07	years	8.54	6,957	6.86

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

      Under the 2000 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees.  This plan replaced the Company's 1995 Employee Stock Purchase Plan, which was authorized to issue 500,000 shares.  All employees of the Company are eligible to participate in the plan.  Under the terms of the plan, employees may elect to have between 1 and 15 percent of their regular earnings, as defined in the plan, withheld to purchase the Company's common stock.  The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each offering period.  An offering period is six months, beginning January 1 and July 1 of each year.  Approximately 21%, 24%, and 27% of eligible employees participated in the Plan and purchased approximately 655,100, 476,100, and 559,000 shares of the Company's common stock in 2002, 2001, and 2000, respectively.  During 2002, grants of approximately 202,800 shares of Titan stock under the 2002 Employee and Director Stock Option and Incentive Plan were utilized to fulfill the Company’s funding requirement under this plan.  The weighted-average fair value of the purchase rights granted in 2002, 2001, and 2000 was $3.73, $5.09, and $3.33, respectively, which represents the approximate intrinsic value to the participants related to the benefits of participation in the plan as determined in accordance with SFAS 123.

      At December 31, 2002, the Company also had warrants outstanding for 6,725 shares of the Company's common stock at a price of $15.87 per share.

      During 1999, SureBeam granted options that resulted in deferred compensation to SureBeam calculated as the difference between the fair market value of the shares of common stock underlying the option at the date of grant and the option exercise price.  The deferred compensation is amortized over the vesting period of the underlying options which is four years.  Accordingly, SureBeam recorded deferred compensation of approximately $17 which resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999.  During 2000, SureBeam recorded deferred compensation of approximately $3.2 million which resulted in a non-cash compensation amortization expense of approximately $0.6 million.  SureBeam also recorded $78.6 million as deferred compensation at the time its initial public offering closed.  This amount was recognized as a non-cash charge to SureBeam's earnings of approximately $38.9 million in March 2001 at the time the initial public offering closed, with the balance being recognized over the remaining four-year vesting period of the options including an additional $15.4 million in 2001.  The amortization of deferred compensation expense is reflected in the loss from discontinued operations in all years.

      Under its variable stock option plan, Cayenta had granted options to certain employees who agreed to resell shares purchased with those options to Cayenta.  Cayenta recorded deferred compensation amortization related to these option grants of approximately $0.6 million in the year ended December 31, 2000.  Cayenta also issued options to employees not covered by this buyback option at exercise prices that were less than the deemed fair market value of the underlying common shares on the date of grant.  Cayenta recorded deferred compensation amortization relating to these grants of approximately $0.4 million in 2001 and $0.2 million in 2002.

Note 13.  Benefit Plans

      The Company has various defined contribution benefit plans covering certain employees.  The Company's contributions to these plans were $14.6 million, $12.6 million, and $10.5 million in 2002, 2001 and 2000, respectively.  No discretionary contributions were made in 2000, 2001, or 2002.

      The Company has a non-qualified executive deferred compensation plan for certain officers and key employees.  The Company's expense for this plan, including interest, was $0.9 million, $0.6 million, and $0.7 million in 2002, 2001, and 2000, respectively.  Interest expense for the years ended December 31, 2002, 2001, and 2000 includes $0.6 million, $0.5 million and $0.3 million, respectively, related to the plan.  This obligation has been fully funded and is carried in a Rabbi trust.  Included in other non-current liabilities is $10.7 million, $6.2 million, and $5.7 million related to this plan at December 31, 2002, 2001 and 2000, respectively.  Cash surrender value of the life insurance related to this plan was $10.9 million and $7.3 million included in Other Assets in the consolidated balance sheet at December 31, 2002 and 2001, respectively.  The Company also has performance bonus plans for certain of its employees.  Related expense amounted to approximately $14.5 million, $10.5 million, and $9.9 million in 2002, 2001, and 2000, respectively.

      The Company has previously provided for postretirement benefit obligations of operations discontinued in prior years.  The Company also implemented a post retirement medical benefit plan for senior executives in 2000.  All values related to this plan are immaterial.  The Company has no other postretirement benefit or pension obligations for any of its continuing operations or for its recently discontinued businesses.

Note 14.  Related Party Transactions

      Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.

      Credit Agreement.  We have extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.   The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  If EBITDA is less than 25% of target EBITDA, then the amount available is $5 million, provided that no amounts are available unless SureBeam covenants during the current quarter to limit its total operating expenses (defined as research and development and selling, general and administrative expenses) to $5 million.  If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased pro rata.  To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters in 2002.  As of the end of 2002, SureBeam had borrowed $25 million on this facility, which is reflected as a non-current asset in Other Assets on the consolidated balance sheet.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.

      SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  Interest is payable monthly beginning in January 2003.  The credit agreement contains affirmative and negative covenants, including covenants limiting SureBeam’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers.  The credit agreement, however, does not contain any financial covenants requiring SureBeam to maintain specific financial ratios.  The credit agreement is secured by a first priority lien on all of SureBeam’s assets.  Titan is required to collaterally assign our rights under this credit agreement and our security as well as the License Agreement to our senior lenders under our senior credit facility (see Note 9).  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under the Equipment Services Agreement.

      Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  We have agreed to pay SureBeam for any tax benefits we realized through our use of net operating losses generated by SureBeam while it was a member of our consolidated group for federal income tax purposes.  Payment is due in the first year in which SureBeam could have used those losses to reduce its taxes.  SureBeam has not generated taxable income since its inception, and we do not know if and when SureBeam will generate taxable income and, accordingly, when such payment may become due.  We and SureBeam also have allocated responsibility for the payment of taxes we each owe and agreed to reimburse the other party for the tax liabilities we assume.  We also agree to be responsible for taxes imposed by the IRS concerning our spin-off of SureBeam under Section 355(e) of the Internal Revenue Code, to the extent such taxes are a direct result of actions taken by Titan, including the sale of our equity securities.  SureBeam has the same responsibility for taxes as a direct result of their actions, including the sale of equity securities.  Titan and SureBeam have agreed to share equally in any tax that is imposed for reasons other than an action by us or SureBeam.

      In September 2001, Titan purchased a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets, for the following consideration: 1) a $50 million senior secured line of credit, 2) the exchange of the $75 million debt owed by SureBeam to Titan for additional shares of Class B and Class A common stock of SureBeam, and 3) a cash payment of $8 million, with $4 million paid at September 30, 2001 and four installments of $1 million each payable on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.  All amounts due under this agreement were paid as of December 31, 2002.  The unamortized balance of the license agreement is $7.5 million at December 31, 2002, and is reflected as a non-current asset in Other Assets in the consolidated balance sheet.  The license is being amortized over a 15 year life, the average life of the related patents.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  SureBeam is obligated to pay us a monthly fee of 10% of the guaranteed monthly payments.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.  The aggregate amount of the lease obligations Titan has guaranteed as of March 31, 2003 is approximately $23.1 million.  The leases extend through periods ending in 2020.

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

      Titan has agreed to purchase all of its requirements for electron beam accelerators from SureBeam through December 31, 2003 unless SureBeam does not offer competitive pricing or cannot meet required delivery schedules.  The equipment and services are priced at SureBeam’s cost plus a 20% markup unless we agree to an alternative pricing arrangement for a purchase order.  SureBeam has supplied equipment and services under this contract in connection with our contract with the U.S. Postal Service and in connection with our medical sterilization business.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of December 31, 2002, Titan has guaranteed approximately $1.4 million, or 19.9% of the loan balance.  In the event that Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.

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

      The program also was intended to assist our directors and executive officers with their individual financial planning.  Under the program, a participant who gave notice of his intent to participate by March 29, 2002, could relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which is 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20-day trailing average of the daily high and low sales price of our common stock prior to relinquishment.  The loans bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan was made.  The loans were contingent upon the participants, within 90 days, utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity.

      If, subsequent to the individual's notice to participate and within 90 days after receiving the loan proceeds, the individual elected not to participate in the program or no life insurance policy was obtained, the loans were repaid with accrued interest thereon and the options were returned to the individual.  The loans mature on the death of the second to die of the participant and his/her spouse.  Under the program, the following transactions have occurred:

•	Dr. Ray, Chairman of the Board and Chief Executive Officer: 222,380 options relinquished, $3,985,725 principal amount of loan, 5.48% interest per annum;

•	Mr. Fink, director: 15,000 options relinquished, $336,337.50 principal amount of loan, 5.48% interest per annum;

•	Mr. Alexander, director: 19,972 options relinquished, $499,999 principal amount of loan, 5.48% interest per annum.

      In connection with the same program, loans were conditionally made to Mr. Costanza, Senior Vice President, General Counsel and Secretary in the amount of $614,400, and Mr. Hanisee, director, in the amount of $220,184.  In June 2002, Mr. Costanza and Mr. Hanisee repaid the outstanding balance of their loans in full.  Titan has recorded interest income of $0.2 million related to the accrued interest on the outstanding loans due from the directors noted above.

      Since the effective date of the Sarbanes-Oxley Act in July 2002, which precludes such loans to Company officers and directors, the Stock Options Relinquishment Plan is no longer available to Company executives.

      In conjunction with Titan’s plan to exit its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (“Geolutions”) to subcontract Titan Wireless’s outstanding contractual and warranty obligations.  Geolutions is a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan.  Titan has a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which is payable through mid 2004, the period over which Titan’s warranty obligations exist on its existing customer contracts.  The contract is cancelable by Titan under certain circumstances of non-performance by Geolutions.  In conjunction with Titan’s agreement with Geolutions, Titan has assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions.

Note 15.  Unaudited Quarterly Financial Data (in thousands, except per share data)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$314,348	$345,631	$352,819	$379,362	$1,392,160
Gross profit	60,923	68,872	65,842	67,462	263,099
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	7,913	10,162	(33,516)	7,605	(7,836)
Net loss	(33,624)	(11,767)	(225,298)	(772)	(271,461)

Basic earnings per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.11	$0.13	$(0.43)	$0.10	$(0.11)
Net loss	(0.48)	(0.15)	(2.89)	(0.01)	(3.58)

Diluted earnings per share:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	0.11	0.12	(0.43)	0.09	(0.11)
Net loss	(0.47)	(0.16)	(2.89)	(0.01)	(3.58)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$215,027	$229,333	$237,158	$292,979	$974,497
Gross profit	47,763	48,873	52,908	69,838	219,382
Income (loss) from continuing operations	(13,478)	1,192	2,937	5,892	(3,457)

Net income (loss)	(59,870)	(7,805)	(38,791)	7,852	(98,614)
Basic earnings per share:
Income (loss) from continuing operations	$(0.31)	$0.02	$0.04	$0.09	$(0.13)
Net income (loss)	(1.28)	(0.16)	(0.63)	0.12	(1.76)

Diluted earnings per share:
Income (loss) from continuing operations	(0.31)	0.02	0.04	0.09	(0.13)
Net income (loss)	(1.28)	(0.16)	(0.61)	0.12	(1.76)

      The above financial information for each quarter reflects all normal and recurring adjustments.

      Income from continuing operations and net loss for 2002 include exit and restructuring charges and other of $53.3 million.  Net loss for 2002 includes a loss from discontinued operations of $218.1 million.  The loss from continuing operations includes all costs previously related to the Cayenta headquarters and network operations center, which supported sales, marketing, administrative and operational functions of all previously integrated Cayenta operations.  The headquarters and network operations center were eliminated on March 1, 2002 when certain of the components of Cayenta were discontinued.  Certain of these costs were previously included in the loss from discontinued operation for the interim period for the first quarter of 2002, as  filed in the  Company’s  Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.  These headquarters and network operations costs of approximately $17.1 million, which includes an impairment charge of $14.9 million for certain assets of the network operations center and corporate headquarters of Cayenta, have now been reclassified to continuing operations in the presentation above.

      Loss from continuing operations and net loss for 2001 include acquisition and integration related charges and other of $27.8 million.  Net loss for 2001 includes a loss from discontinued operations of $95.2 million.

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

Item 10.  Directors and Executive Officers of the Company

      The information required by Item 10 with respect to the directors and the executive officers of the Company is incorporated herein by this reference to such information under "Election of Directors - Information Concerning Nominees," "Management - Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

      The information required by Item 11 is incorporated herein by this reference to such information under "Report of the Compensation, Stock Option and Pension Committee of the Board of Directors on Executive Compensation" and "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated herein by this reference to such information under "Ownership of the Common Stock of the Titan Corporation" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by this reference to such information under "Agreements with Executive Officers and Directors" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 14.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.

      Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures within 90 days before the filing date of this annual report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

      Changes in internal controls.

      There have been no significant changes in our internal controls or procedures or other factors that could significantly affect our internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page ____.

(b)	During the three months ended December 31, 2002, and through the date of this filing, there were no current reports on Form 8-K filed by the Registrant.

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

*

3.2	Registrant's Bylaws, which were Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, are incorporated herein by this reference.	*

3.3	Amendments to Bylaws of Registrant, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*

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

10.15

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

10.16

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

10.18

Agreement and Plan of Merger, dated as of March 24, 2000, by and among The Titan Corporation, V T Acquisition Corp. and AverStar, Inc., which was Exhibit 2.1 to Registrant's Form S-4 (No. 333-35188) dated April 20, 2000, is incorporated herein by this reference.

*

10.19

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

10.20

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

*

10.21	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*

10.22

The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant's Form S-8 (No. 333-41140) dated July 11, 2000, is incorporated herein by this reference.

*

10.23

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

10.24

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

10.27

Agreement and Plan of Merger and Reorganization, dated as of January 21, 2002, by and among The Titan Corporation, Thunderbird Acquisition Corp. and Jaycor, Inc., which was Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 21, 2002, is incorporated herein by this reference.

*

10.28

Exchange Agreement dated December 31, 2001, between SureBeam Corporation and The Titan Corporation, which was Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*

10.29

Exchange Agreement dated February 11, 2002, between SureBeam Corporation and The Titan Corporation, which was Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*

10.30

License Agreement dated October 17, 2001, between SB OperatingCo, Inc. and The Titan Corporation, which was Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*

10.31

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

*

10.34

Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank – California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2002, and filed June 21, 2002 is incorporated herein by this reference.

*

10.35

Insurance Certificates, which are Annex I to Exhibit D to the Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, the Bank of Nova Scotia and Comerica Bank—California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc. as Documentation Agents, which were Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A dated as of May 23, 2002 and filed August 9, 2002, are incorporated herein by this reference.

*

10.36	The Titan Corporation 2002 Employee Stock Purchase Plan, which was Exhibit 99.2 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.	*

10.37	The Titan Defense Systems Corporation 1997 Stock Purchase Plan, which was Exhibit 99.3 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.	*

10.38

The Titan Technologies and Information Systems Corporation 1998 Stock Option Plan, which was Exhibit 99.4 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.

*

10.39

Senior Secured Credit Agreement between the Registrant and SureBeam Corporation and Exhibits thereto dated as of August 2, 2002, which was filed as Exhibits 10.1 through 10.9 with Registrant’s Form 8-K dated August 2, 2002 and filed August 14, 2002, is incorporated herein by this reference.

*

10.40

The Titan Corporation 2002 Employee and Director Stock Option and Incentive Plan, which was Exhibit 99.1 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.

*

10.41	Confidential General Release and Employment Separation Agreement effective as of February 20, 2003 between the Registrant and Eric M. DeMarco.

10.42	Amendment to Senior Secured Credit Agreement and Contract For Purchase and Sale of Equipment and Services dated as of March 28, 2003 between the Registrant and SureBeam Corporation.

21	Subsidiaries of Registrant as of March 24, 2003.

23	Consent of KPMG LLP, Independent Auditors.

99.1	Section 906 Certification, Chief Executive Officer

99.2	Section 906 Certification, Chief Financial Officer

*          Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
March 28, 2003	By:	/s/ GENE W. RAY

Gene W. Ray, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY	Chief Executive Officer and Chairman of the Board	March 28, 2003

Gene W. Ray

/s/ MARK W. SOPP	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

Mark W. Sopp

/s/ DEANNA J. HOM	Vice President, Corporate Controller (Principal Accounting Officer)	March 28, 2003

Deanna J. Hom

/s/ MICHAEL B. ALEXANDER	Director	March 28, 2003

Michael B. Alexander

/s/ EDWARD H. BERSOFF, Ph.D.	Director	March 28, 2003

Edward H. Bersoff, Ph.D.

/s/ JOSEPH F. CALIGIURI	Director	March 28, 2003

Joseph F. Caligiuri

/s/ PETER A. COHEN	Director	March 28, 2003

Peter A. Cohen

/s/ DANIEL J. FINK	Director	March 28, 2003

Daniel J. Fink

/s/ SUSAN GOLDING	Director	March 28, 2003

Susan Golding

/s/ ROBERT M. HANISEE	Director	March 28, 2003

Robert M. Hanisee

/s/ ROBERT E. LA BLANC	Director	March 28, 2003

Robert E. La Blanc

/s/ JAMES ROTH	Director	March 28, 2003

James Roth

/s/ JOSEPH R. WRIGHT, JR.	Director	March 28, 2003

Joseph R. Wright, Jr.

CERTIFICATIONS

I, Gene W. Ray, certify that:

1. I have reviewed this annual report on Form 10-K of The Titan Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of The Titan Corporation as of, and for, the periods presented in this annual report;

4. Titan Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Titan Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Titan Corporation's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer

CERTIFICATIONS

I, Mark W. Sopp, certify that:

1. I have reviewed this annual report on Form 10-K of The Titan Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of The Titan Corporation as of, and for, the periods presented in this annual report;

4. Titan Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Titan Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Titan Corporation's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ MARK W. SOPP

Mark W. Sopp Chief Financial Officer

THE TITAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(As Restated—see Note 1 of the Notes to Consolidated Financial Statements)

For the years ended December 31, 2002, 2001, and 2000

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(a)	Charged to Other Accounts		Deductions	Balance at end of year

2002:
Accrued exit charges	$—	$53,317	$—		$15,556	$37,761
Accrued merger and integration costs	1,298	—	—		1,298	—
Allowance for doubtful accounts	7,750	1,582	—		2,554	6,778
Accrual for estimated losses for discontinued operations	17,004	11,014	—		27,752	266
2001:
Accrued merger and integration costs	$3,846	$27,847	$—		$30,395	$1,298
Allowance for doubtful accounts	3,719	7,531	—		3,500	7,750
Accrual for estimated losses for discontinued operations	—	35,413	—		18,409	17,004
2000:
Accrued merger and integration costs	$5,880	$38,820	$10,000	(b)	$30,854	$3,846
Allowance for doubtful accounts	3,372	871	—		524	3,719

(a)          Includes $117, $4,334, and $(326) added through acquisitions in 2002, 2001 and 2000, respectively.

(b)         Valuation allowance for unbilled receivables not in accrued merger and integration costs.

      Following is a description of all exit charges and acquisition and integration charges:

Fiscal 2002 Charges

      Included in the year ended December 31, 2002 is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  Included in the employee termination costs are 33 personnel reductions.

      Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  The Company intends to actively market the facilities for sublease opportunities.  However, the available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  Included in the employee termination costs are 19 personnel reductions.

      Approximately $7.7 million of the Titan Systems restructuring costs are primarily related to employee termination costs, employee retention costs, duplicate transition costs and professional fees related to acquisitions and certain reorganization and consolidation activities within Titan Systems.

      The remaining $1.7 million is related to direct transaction costs incurred by Titan on acquisitions that did not successfully close, primarily the Science and Engineering Associates, Inc. proposed acquisition.

Fiscal 2001 Charges

      Acquisition and integration related charges and other of $27.9 million in 2001 included $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan’s government business.

      The $12.2 million charge is primarily related to the integration of ACS and AverStar, and a realignment of the business around the major categories of customers of Titan Systems, which together resulted in a reduction in employee workforce of approximately 50 employees and the closing of several facilities.  Included in these costs is approximately $3.1 million of employee termination costs, $3.5 million of costs to eliminate duplicate and excess facilities and assets, $1.1 million of duplicate personnel costs to transition processes and functions, and $1.5 million of asset impairment costs of certain asset balances.  The recoverability of such balances was impaired due to our exit from a satellite services business within the former Titan Systems segment.  Approximately $3.0 million of the charge was related to another subsidiary acquired in a prior year for contingencies arising from matters pre-existing to Titan's acquisition of the business.  That acquisition was accounted for as a purchase, and the matters pre-existing Titan's acquisition were resolved in 2001.

      Included in the 2001 charge is $15.5 million related to the restructuring of Cayenta’s headquarters office.  As a result of reduced corporate spending on commercial information technology services and e-business software applications, the Company developed and approved a plan to restructure the Cayenta headquarters and network operations center, which included a reduction in workforce of approximately 40 personnel, resulting in a charge of $1.7 million, and the elimination of duplicate and excess facilities, resulting in a charge of approximately $0.8 million.  As a result of management's evaluation of the recoverability of all the assets of Cayenta, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management concluded from this evaluation that a significant impairment of intangible as well as long-lived assets had occurred.  An impairment charge was required because the estimated fair value was less than the carrying value of the assets.  The impairment charge of $13.0 million was comprised of the following: $5.5 million for fixed assets associated with Cayenta's network operations center, $2.0 million for prepaid advertising costs and $5.3 million for Cayenta's investment in Soliance, LLC, a joint venture that markets and delivers information technology systems and solutions to the utility industry, and $0.2 million for certain other assets.

Fiscal 2000 Charges

      Acquisition related charges of $28.8 million in 2000 include costs of $20.5 million related to the ACS merger including direct transaction costs of approximately $9.2 million comprised of accounting, legal, investing banking, financial printing and other direct costs.  Also included in the ACS merger costs was a write-down of approximately $5.4 million related to the impairment of certain receivables, for which the realizability of such assets was impaired as a result of the merger with Titan, which impacted the recoverability of certain contract costs, employee termination costs of approximately $2.1 million, and $3.8 million of costs to eliminate duplicate facilities and assets.  In addition, the Company recorded a valuation allowance of $10.0 million in connection with certain of the Company's integration activities, particularly as they relate to conforming ACS to Titan's accounting policies and procedures, and in determining appropriate valuation allowances against unbilled receivables which may not be realizable under normal contract reimbursement cycles.

      Included in acquisition related charges is $8.3 million related to the merger with AverStar.  These costs consisted of approximately $2.4 million of direct transaction costs, approximately $5.6 million of employee termination costs, and costs to eliminate duplicate facilities of approximately $0.3 million.

QuickLinks

PART I
          Item 1.  Business
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

          Report Of Independent Auditors

          Consolidated Statements Of Operations
          Consolidated Balance Sheets
          Consolidated Statements Of Cash Flows
          Consolidated Statements Of Stockholders' Equity

          Notes To Consolidated Financial Statements
                    Note 1.  Nature of Operations
                    Note 2.  Significant Accounting Policies
                    Note 3.  Acquisitions
                    Note 4.  Exit and Restructuring Charges and Other
                    Note 5.  Acquisition and Integration Related Charges and Other
                    Note 6.  Discontinued Operations
                    Note 7.  Other Financial Data
                    Note 8.  Income Taxes
                    Note 9.  Debt
                    Note 10.  Commitments and Contingencies
                    Note 11.  Cumulative Convertible Preferred Stock
                    Note 12.  Common Stock
                    Note 13.  Benefit Plans
                    Note 14.  Related Party Transactions
                    Note 15.  Unaudited Quarterly Financial Data

Part III
          Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          Item 10.  Directors and Executive Officers of the Company
          Item 11.  Executive Compensation
          Item 12.  Security Ownership of Certain Beneficial Owners and Management
          Item 13.  Certain Relationships and Related Transactions
          Item 14.  Controls and Procedures

Part IV
          Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES