Form 10-Q
period 2003-03-31
TITAN CORP
filed 2003-05-15
CIK 32258

QuickLinks — Click here to rapidly navigate through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

      The number of shares of registrant's common stock outstanding at May 5, 2003, was 79,406,518.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Revenues	$377,880	$314,348

Costs and expenses:
Cost of revenues	315,276	253,425
Selling, general and administrative	39,517	34,653
Research and development	2,368	2,447
Exit and restructuring charges and other (Note 2)	—	1,486

Total costs and expenses	357,161	292,011

Operating profit	20,719	22,337
Interest expense	(8,099)	(8,322)
Interest income	612	135

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	13,232	14,150
Income tax provision	5,293	6,237

Income from continuing operations before cumulative effect of change in accounting principle	7,939	7,913
Loss from discontinued operations, net of tax benefit (Note 4)	(938)	(1,426)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations) (Note 3)	—	(40,111)

Net income (loss)	7,001	(33,624)
Dividend requirements on preferred stock	(172)	(172)

Net income (loss) applicable to common stock	$6,829	$(33,796)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.10	$0.11
Loss from discontinued operations, net of tax benefit	(0.01)	(0.02)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	(0.57)

Net income (loss)	$0.09	$(0.48)

Weighted average shares	78,622	70,771

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.10	$0.11
Loss from discontinued operations, net of tax benefit	(0.01)	(0.03)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	(0.55)

Net income (loss)	$0.09	$(0.47)

Weighted average shares	81,097	72,385

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
  (in thousands, except share and per share data)

	March 31, 2003	December 31, 2002

Assets

	(Unaudited)
Current Assets:
Cash and cash equivalents	$36,311	$34,123
Restricted cash	135	394
Accounts receivable—net	340,714	314,363
Inventories	31,383	31,280
Prepaid expenses and other	22,098	19,441
Deferred income taxes	103,258	108,046
Current assets of discontinued operations	100,166	103,871

Total current assets	634,065	611,518
Property and equipment — net	61,492	63,705
Goodwill	462,199	462,719
Other assets — net	92,544	99,903
Deferred income taxes	53,015	53,015
Non-current assets of discontinued operations	6,836	6,582

Total assets	$1,310,151	$1,297,442

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	73,495	81,376
Current portion of long-term debt	855	847
Accrued compensation and benefits	79,879	66,639
Other accrued liabilities	82,281	87,602
Current liabilities of discontinued operations	46,273	49,143

Total current liabilities	286,283	289,107

Long-term portion of amounts outstanding under line of credit	344,750	344,750

Other long-term debt	1,817	2,045

Other non-current liabilities	56,802	54,401

Non-current liabilities of discontinued operations	43,700	44,826

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	250,000	250,000

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 688,129 shares issued and outstanding	688	688
Series A junior participating: designated 1,000,000 authorized shares: None issued		—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 79,182,497 and 78,344,550 shares	792	783
Capital in excess of par value	652,371	647,752
Deferred compensation	(5,951)	(8,791)
Retained earnings (deficit)	(320,317)	(327,318)
Accumulated other comprehensive income (loss)	(115)	(132)
Treasury stock (245,750 shares), at cost	(669)	(669)

Total stockholders' equity	326,799	312,313

Total liabilities and stockholders' equity	$1,310,151	$1,297,442

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Three months ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of change in accounting principle	$7,939	$7,913
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of effects of businesses acquired and sold:
Depreciation and amortization	4,878	4,660
Deferred income taxes and other	5,801	5,286
Deferred compensation	2,840	973
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	(26,351)	12,202
Inventories	935	28
Prepaid expenses and other assets	1,901	(7,062)
Accounts payable	(7,881)	21,388
Accrued compensation and benefits	13,240	(1,761)
Income taxes payable	—	7,800
Other liabilities	2,324	(3,963)

Net cash provided by continuing operations	5,626	47,464

Loss from discontinued operations	(938)	(1,426)
Minority interest attributable to discontinued operations	—	(112)
Issuance of stock in subsidiaries	—	130
Acquisition of businesses, net of cash acquired	—	71
Deferred compensation charge attributable to discontinued operations	—	3,890
Changes in net assets and liabilities of discontinued operations	(1,080)	(44,793)

Net cash used for discontinued operations	(2,018)	(42,240)

Net cash provided by operating activities	3,608	5,224

Cash Flows from Investing Activities:
Capital expenditures	(2,500)	(5,378)
Acquisition of businesses, net of cash acquired	—	26,767
Proceeds from sale of investments and business	—	1,500
Other investments	(62)	(945)
Other	89	109

Net cash provided by (used for) investing activities	(2,473)	22,053

Cash Flows from Financing Activities:
Retirements of debt	(220)	(18,349)
Issuance of stock by subsidiaries	—	123
Deferred debt issuance costs	—	(1,132)
Decrease (increase) in restricted cash	259	(1,104)
Dividends paid	(172)	(172)
Proceeds from stock issuances	1,233	2,605
Other	(64)	(11)

Net cash provided by (used for) financing activities	1,036	(18,040)

Effect of exchange rate changes on cash	17	67

Net increase in cash and cash equivalents	2,188	9,304
Cash and cash equivalents at beginning of period	34,123	18,621

Cash and cash equivalents at end of period	$36,311	$27,925

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Three Months Ended March 31, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		5	1,228					1,233
Amortization of deferred compensation				2,840				2,840
Foreign currency translation adjustment						17		17
Shares contributed to employee benefit plans		4	3,563					3,567
Dividends on preferred stock - Cumulative convertible, $.25 per share			(172)					(172)
Net income					7,001			7,001

Balances at March 31, 2003	$688	$792	$652,371	$(5,951)	$(320,317)	$(115)	$(669)	$326,799

Three Months Ended March 31, 2002
Balances at December 31, 2001	$690	$701	$586,802	$(34,519)	$(55,857)	$128	$(987)	$496,958
Issuance of stock for acquisitions		66	134,071				39	134,176
Exercise of stock options and other		4	2,601					2,605
Amortization of deferred compensation				4,863				4,863
Foreign currency translation adjustment						67		67
Shares contributed to employee benefit plans		2	3,596				6	3,604
Dividends on preferred stock -Cumulative convertible, $.25 per share			(172)					(172)
Net loss					(33,624)			(33,624)

Balances at March 31, 2002	$690	$773	$726,898	$(29,656)	$(89,481)	$195	$(942)	$608,477

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

      The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-Kto the Securities and Exchange Commission for the year ended December 31, 2002.  The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for a full fiscal year.  Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Prior to the discontinuance of certain operations in 2002 and 2001, the Company grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed in Note 4, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” substantially all of the Company’s operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.

Recent Accounting Pronouncements

      Stock-Based Compensation.  The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  Accordingly, the Company accounts for its stock-based compensation plans under the provisions of APB No. 25.  The Company also follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.

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

	Three months ended March 31,
	2003	2002

Net income (loss), as reported	$7,001	$(33,624)
Less: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(851)

Net income (loss), pro forma

	$6,640	$(34,475)

Earnings (loss) per share:
Basic as reported	$0.09	$(0.48)
Basic pro forma	$0.08	$(0.49)

Diluted as reported	$0.09	$(0.47)
Diluted pro forma	$0.08	$(0.49)

Note (2) Exit and Restructuring Charges and Other

      Included in the quarter ended March 31, 2002 is $1.5 million of restructuring costs related to the shutdown of Cayenta’s headquarters office and network operations center.

      At December 31, 2002, accruals for all exit and restructuring charges totaled $37.8 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  These exit and restructuring activities were accounted for under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF) Issue No. 94-3.  Effective January 1, 2003, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A summary of the utilization of exit and restructuring accruals during the quarter ended March 31, 2003 is as follows (in millions):
	Ending Balance December 31, 2002	Cash paid 2003	Ending Balance March 31, 2003

Titan Systems restructuring:
Estimated facilities consolidation costs	$32.1	$(0.7)	$31.4
Employee termination/retention costs and other	1.7	(1.5)	0.2

	33.8	(2.2)	31.6
Unsuccessful transaction costs	0.6	(0.6)	—

	34.4	(2.8)	31.6

Cayenta headquarters exit costs:
Lease commitment costs	3.2	(0.6)	2.6
Employee termination costs and other	0.2	(0.1)	0.1

	3.4	(0.7)	2.7

	$37.8	$(3.5)	$34.3

      At March 31, 2003, $18.1 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $16.2 million are included in Other Non-current Liabilities.  The remaining liability balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2003 and 2004 for certain lease cancellation fees and other lease costs, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Note (3) Cumulative Effect of Change in Accounting Principle

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

      In connection with the initial adoption of this standard as of January 1, 2002, during the first quarter of 2002, the Company’s independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, the Company completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to an estimated fair value analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was previously reported in our Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by the Company on March 1, 2002 with the remaining charge of $7.7 million related to the Company’s long distance telecommunications business that was discontinued in the third quarter of 2002.

Note (4) Discontinued Operations

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

      Following is a summary in tabular format of the loss from discontinued operations for 2003 (amounts in millions):

	Three months ended March 31, 2003

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Losses from operations	$(0.5)	$(0.9)	$—	$—	$(1.4)
Tax benefit	(0.2)	(0.3)	—	—	(0.5)

Net loss	$(0.3)	$(0.6)	$—	$—	$(0.9)

Balance Sheet Summary

      Following is a table of all related balance sheet categories for each discontinued operation:

	As of March 31, 2003	As of December 31, 2002

Current assets of discontinued operations:
Titan Wireless	$88,299	$93,145
Cayenta	661	661
SureBeam	—	—
Titan Technologies	11,206	10,065

	$100,166	$103,871

Non-current assets of discontinued operations:
Titan Wireless	$4,426	$4,212
Cayenta	—	—
SureBeam	—	—
Titan Technologies	2,410	2,370

	$6,836	$6,582

Current liabilities of discontinued operations:
Titan Wireless	$36,447	$38,603
Cayenta	1,419	2,155
SureBeam	205	187
Titan Technologies	8,202	8,198

	$46,273	$49,143

Non-current liabilities of discontinued operations:
Titan Wireless	$42,003	$42,821
Cayenta	928	1,205
SureBeam	—	—
Titan Technologies	769	800

	$43,700	$44,826

      Included in the total assets of Titan Wireless as of March 31, 2003 are approximately $90.2 million of gross accounts receivable, less approximately $40.5 million (classified as a non-current liability) representing the amounts drawn on the non-recourse loan facility with the African Merchant Bank to cover subcontract costs on Titan Wireless’s contract with the Office of Post and Telecommunications (OPT).  The net accounts receivable of $49.7 million are comprised of approximately $31.8 million due from the OPT, $14.4 million due from Titan Wireless’s customer in Nigeria, and $3.5 million due from customers of the GlobalNet business.  The current liabilities of $36.4 million of Titan Wireless include approximately $8.7 million of remaining exit costs and approximately $17.9 million of accounts payable and lease obligations of GlobalNet.  Titan is endeavoring to divest these businesses through stock and asset sales and is currently in negotiations with a number of potential buyers of GlobalNet.  In the event that Titan is unsuccessful in its endeavors to sell GlobalNet, Titan may incur a net cash outlay of approximately $12.6 million, the net liability balance of GlobalNet, to shut down the business.

      The current assets of Titan Technologies are primarily comprised of accounts receivable balances and prepaid assets.

Note (5) Debt

      At March 31, 2003, total borrowings outstanding under the Company's senior credit facility were $348.3 million at a weighted average interest rate of 4.15%.  Commitments under letters of credit were $12.3 million at March 31, 2003, $12.2 million of which reduces availability of the working capital line.  Of the total borrowings, $3.5 million was short-term.  At March 31, 2003, the Company was in compliance with all financial covenants under its various debt agreements.

      On May 9, 2003, the Company priced a private placement of $200 million of its 8% senior subordinated notes due 2011.  Titan intends to use the net proceeds of this offering, together with proceeds from borrowings of $50 million the Company expects to make under its existing revolving senior credit facility plus additional cash on hand, to redeem in their entirety its 5 3/4% HIGH TIDES convertible preferred securities and to pay associated fees and expenses.  This offering is conditioned upon the effectiveness of an amendment to our existing senior credit facility to permit the offering and the redemption of the 5 3/4% HIGH TIDES.  The amendment has been approved by the requisite lenders in our bank group and becomes effective upon the funding of the senior subordinated notes, which is expected to occur on May 15, 2003.  The amendment to the senior credit facility includes the modification of certain financial covenants, specifically the total debt to EBITDA (as defined) ratio and a new total senior debt to EBITDA ratio.  In addition, the amendment to the senior credit facility also includes increased interest rate margins for loans made or outstanding under the senior credit facility at times when the ratio of our total debt to EBITDA equals or exceeds 3.5 to 1.  The terms of the 5 3/4% HIGH TIDES require that we provide holders at least 20 days notice prior to any optional redemption of the 5 3/4% HIGH TIDES.  The Company will provide that notice to the holders upon the consummation of the offering, and will deposit the net proceeds of the offering, together with enough additional cash to permit the mandatory redemption of the notes, into a secured proceeds account for investment in United States Treasury securities.  The 8% senior subordinated notes are subject to mandatory redemption by Titan in the event that we do not redeem the 5 3/4% HIGH TIDES on or prior to the date 30 days after the date of issuance of the notes.  The redemption price for the mandatory redemption of the 8% senior subordinated notes is 101% of the issue price of the notes, plus accrued and unpaid interest to the redemption date.  The Company will incur approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $7.9 million of remaining deferred financing costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.9 million of interest during the call period.  All extinguishment charges will be recorded in the second quarter of 2003 as a charge to income from continuing operations.  Following the redemption of the HIGH TIDES, availability on the working capital line will be reduced by $50 million for the borrowings expected on the Company’s revolving line of credit.  In addition, the borrowing capacity available on the line of credit is subject to compliance with financial and other covenants included in our senior credit facility.

Note (6) Other Financial Information

      The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

      In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  The Company recognized approximately $1.0 million and $0 million as a reduction of costs against the deferred profit in the first quarter of 2002 and 2003, respectively.  The remaining amount of $0.8 million at March 31, 2003 is estimated to reduce costs through 2007.

Earnings Per Share

      The following data summarize information relating to the per share computations for income from continuing operations before the cumulative effect of a change in accounting principle:
	Three months ended March 31, 2003			Three months ended March 31, 2002

	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income from continuing operations before cumulative effect of change in accounting principle	$7,939			$7,913
Less preferred stock dividends	(172)			(172)
Effect of minority interests	—			(104)

Basic EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	7,767	78,622	$0.10	7,637	70,771	$0.11
Effect of dilutive securities:
Stock options and warrants	—	2,475	—	—	1,614	—

Diluted EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$7,767	81,097	$0.10	$7,637	72,385	$0.11

      The effect of the minority interests primarily represents the dilutive effect of outstanding stock options of Titan’s subsidiaries, notably Titan Systems in 2002.

      In the three months ended March 31, 2003, options and warrants to purchase approximately 4,689,100 shares of common stock at prices ranging from $9.76 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive due to the exercise price.  Options to purchase approximately 1,218,400 shares of common stock at prices ranging from $20.70 to $47.50 per share were not included in the computation of diluted EPS for the three month period ended March 31, 2002, as the effect would have been anti-dilutive due to the exercise price.

      Approximately 6,776,500 and 5,038,000 shares in 2003 and 2002, respectively, from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive.  Approximately 537,400 and 460,000 shares of common stock in the three months in 2003 and 2002, respectively, that could result from the conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.  The primary change in potential dilution from 2002 to 2003 for the HIGH TIDES and preferred stock is the change in conversion ratios due to the SureBeam spin-off (see Note 4).

Select Balance Sheet Data

      Following are details concerning certain balance sheet data:

	March 31, 2003	December 31, 2002

Inventories:
Materials	$10,587	$11,213
Work-in-process	12,600	9,947
Finished goods	8,196	10,120

	$31,383	$31,280

Supplemental Cash Flow Information

      Supplemental disclosure of cash flow information:

	Three months ended March 31,

	2003	2002

Noncash investing and financing activities:
Issuance of stock for acquisitions	$—	$134,176
Shares contributed to employee benefit plans	3,567	3,604

Cash paid for interest	$8,085	$8,605
Cash paid for (provided by) income tax	338	(574)

      In addition, net cash proceeds of $26.8 million resulting from the acquisition of businesses, net of cash acquired was reported for the three months ended March 31, 2002.  This was primarily the result of cash acquired from Jaycor, which was a stock transaction completed in March 2002.

Note (7) Commitments and Contingencies

       During the first quarter of 2003, the Company entered into new long-term lease and sublease agreements for office space in Virginia and Maryland as part of the Company’s efforts to consolidate various facilities of its government business into centralized locations (see Note 2).  The lease and subleases in Virginia require future minimum lease payments of approximately $100.4 million over approximately 13 years, commencing at various dates from May 2003 through May 2004.  The lease in Maryland requires future minimum lease payments of approximately $45.8 million over 10 years, commencing approximately July 1, 2004.

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

       The Company received a subpoena from the office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA. We also received a subpoena from the office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. We are fully cooperating with the government’s inquiries in these areas.

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

Note (8) Related Party Transactions

Agreements With Executive Officers

      In 2000, the Company entered into an agreement with the Company’s Chairman of the Board, President and Chief Executive Officer and the Company’s General Counsel (hereinafter referred to as the "Executives") to reinforce and encourage their continued dedication without distraction arising from the possibility of a change in control of Titan. The terms of the agreements provide that, in the event of a Change in Control (as defined), and the termination of the Executive's employment at any time during the three-year period thereafter by the Company other than for cause (as defined) or by the Executive for good reason (as defined), the Executives will be paid a lump sum amount equal to three times their base salary plus maximum annual bonus. Additionally, the Executives will receive a prorated bonus for the year of termination and continuation of medical and dental benefits covering the Executives and their dependents for three years following the termination.

      Under the agreements, Change in Control is deemed to have occurred in the event of (i) the acquisition by any person, together with its affiliates, of beneficial ownership of our voting securities possessing 20% or more of the combined voting power of our outstanding voting securities, (ii) the majority of the members of the board being comprised of individuals other than those who were members at the time of execution of the agreements, unless the new members elected were approved or nominated by a majority of the members of the then-incumbent board or (iii) the consummation of a merger, reorganization, consolidation or sale or other disposition of all or substantially all of our assets, subject to certain exceptions.

      On April 2, 2003, the Company entered into an Employment Agreement with the Company’s Chairman of the Board, President and Chief Executive Officer (hereinafter referred to as the “CEO”) in connection with his duties in these positions.  Among other things, the terms of the agreement provide for continued employment of the CEO by Titan for a term of three years, eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs.  In the event that the CEO is terminated without cause, or retires at the end of the term of the agreement, he will be entitled to a lump sum equal to three times the sum of his current base salary and target bonus, a prorated bonus for the year of termination, vesting of all outstanding stock options and participation for the CEO and his dependents in our extended health benefits program for retired senior executives.

      Also, on April 2, 2003 the Company entered into Employment Agreements with the Company’s General Counsel and the Company’s Chief Financial Officer (hereinafter referred to as the “Officers”) in connection with their duties in those positions. Among other things, the terms of their agreements provide for continued employment by Titan for a term of two years, eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event of termination without cause, the Officers will each be entitled to a lump sum equal to two times the sum of their respective current base salaries and target bonuses, a prorated bonus for the year of termination, vesting of all outstanding stock options and continued medical and dental benefits coverage for a period of two years. The Chairman and Officers have agreed to non competition and non solicitation covenants in connection with their respective employment agreements.

Certain Relationships And Related Transactions

      In conjunction with Titan’s plan to exit its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (“Geolutions”) to assume and perform all of Titan Wireless’s outstanding warranty obligations.  Geolutions is a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan.  Titan has a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which is payable through mid 2004, the period over which Titan’s warranty obligations exist on its existing customer contracts.  The contract is cancelable by Titan under certain circumstances of non-performance by Geolutions.  In conjunction with Titan’s agreement with Geolutions, Titan has assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions.  If Geolutions fails to perform these contracted obligations, Titan Wireless remains obligated to perform them and may incur costs in excess of these contracted amounts.

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

        The program also was intended to assist the participants with their individual financial planning. Under the program, a participant was allowed to relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which was 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20 day trailing average of the daily high and low sales price of our common stock prior to relinquishment. The loans bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan was made. The loans were made contingent upon the participant's utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity.

        Under the program the following transactions have occurred:

•	Dr. Ray, Chairman of the Board and Chief Executive Officer: 222,380 options relinquished on June 18, 2002, $3,985,725 principal amount of loan, 5.48% interest per annum;

•	Mr. Fink, Director: 15,000 options relinquished on June 27, 2002, $336,337.50 principal amount of loan, 5.48% interest per annum; and

•	Mr. Alexander, Director: 19,972 options relinquished effective June 19, 2002, $499,999 principal amount of loan, 5.48% interest per annum.

      The amount of the stock options relinquished under the program do not reflect any adjustment as a result of the spin-off of our subsidiary SureBeam Corporation August 5, 2002, since the relinquishment occurred before the date for said adjustment.  Titan has recorded interest income of $0.2 million to date related to the accrued interest on the outstanding loans due from the directors noted above.

      As of the effective date of the Sarbanes-Oxley Act in July 2002, which precludes such loans to company officers and directors, the Stock Option and Relinquishment Plan was no longer available to our Directors and executive officers.

SureBeam Agreements

      Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.

      Credit Agreement.  We have extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $29.5 million through the third quarter of 2002, and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  As of March 31, 2003, SureBeam had borrowed $25 million on this facility, of which $21.6 million is reflected as a non-current asset in Other Assets and $3.4 million is reflected as a current asset in Prepaid expenses and other on the consolidated balance sheet.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.  There have been no additional borrowings in 2003.

      SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under the Equipment Services Agreement.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse Titan for any payments we make under these guarantees.  Any guarantee payments Titan makes reduce amounts available for future borrowing under the credit agreement.  The aggregate amount of the lease obligations Titan has guaranteed as of March 31, 2003 is approximately $23.1 million.  The leases extend through periods ending in 2020.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of March 31, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $6.0 million.  In the event that Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.

      Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  We have agreed to pay SureBeam for any tax benefits we realized through our use of net operating losses generated by SureBeam while it was a member of our consolidated group for federal income tax purposes.  Through 2001, Titan utilized net operating losses previously generated by SureBeam which resulted in an estimated liability of approximately $6.2 million.  The Company estimates that in 2002 it will utilize net operating losses previously generated by SureBeam which may result in a liability of approximately $1.9 million, which will be finalized upon completion of the Company’s 2002 corporate tax return.  As of March 31, 2003, all amounts have been accrued related to the estimated liability related to the utilization of the net operating losses previously generated by SureBeam.  Payment is due the earlier of the first year in which SureBeam could have used those losses to reduce its taxes or when the net operating losses expire.  SureBeam has not generated taxable income since its inception, and we do not know if and when SureBeam will generate taxable income and, accordingly, when such payment will become due.  The net operating losses generated in 2001 and 2002 expire in 2021 and 2022, respectively.

      Other Agreements.  In connection with the license Titan purchased to use SureBeam’s intellectual property, the remaining unamortized balance of $7.4 million at March 31, 2003, is reflected as a non-current asset in Other Assets in the consolidated balance sheet.  The license is being amortized over a 15 year life, the average life of the related patents.

      Titan has agreed to purchase all of its requirements for electron beam accelerators from SureBeam through December 31, 2003 unless SureBeam does not offer competitive pricing or cannot meet required delivery schedules.  The equipment and services are priced at SureBeam’s cost plus a 20% markup unless Titan agrees to an alternative pricing arrangement for a purchase order.

      Titan has subleased to SureBeam approximately 70,522 square feet used for its service center in Sioux City, Iowa, as well as facilities in Dublin, California, Omaha, Nebraska and Saudi Arabia.  Generally, SureBeam is paying Titan sublease payments equal to Titan’s monthly expense under these leases plus a 10% markup.  SureBeam is obligated to continue to seek to have itself substituted as the direct lessee under each master lease so that the sublease can be terminated.

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

Revenues

      Our consolidated revenues increased from $314.3 million in the first quarter of 2002 to $377.9 million in the first quarter of 2003, reflecting a 20% increase.  Increased revenues were attributable to our core national security business, which comprised over 99% of our revenue for the period.  The most notable contributors to the increase in revenues were continued growth on our enterprise information technology contract with the Special Operations Command, which contributed approximately $12.6 million of increased revenues and increased demand from the intelligence community for technical services including systems integration services, including our contact with the Army’s Intelligence and Security Command for linguist support, which experienced increased demand resulting from the war on terrorism and the war in Iraq, which resulted in approximately $11.3 million of increased revenues.  In addition, increased revenues were due in part to increased work in areas related to homeland security such as continuity of operations planning and emergency response training and work for the Air Force’s Electronic Systems Center (ESC) on a variety of technical, engineering, systems integration and acquisition support contracts.  Revenues from the Navy also increased in the first quarter in large part as a result of increased work for the Naval Air Systems Command for systems engineering and program support services.  Also, the acquisitions of Jaycor in the first quarter of 2002 and Wave Science in the fourth quarter of 2002, contributed $19.7 million of the increase.

Selling, General and Administrative

      Our SG&A expenses increased from $34.7 million in the first quarter of 2002, to $39.5 million in the first quarter of 2003, a 14% increase.  The increase is primarily a result of the increased revenues discussed above and increased deferred compensation amortization in 2003.  Included in SG&A was amortization of purchased intangibles of $1.4 million and $1.2 million, respectively, and deferred compensation amortization expense of $1.0 million and $2.8 million, respectively, in the quarters ended March 31, 2002 and 2003.  The increase in the deferred compensation in the quarter ended March 31, 2003 resulted from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  Excluding the amortization of purchased intangibles and deferred compensation, SG&A decreased as a percentage of revenues from 10.3% of revenues in the quarter ended March 31, 2002 to 9.4% in the quarter ended March 31, 2003.  The decrease in 2003 is primarily attributable to overall increased economies of scale with higher revenues.

Research and Development

      Our R&D expenses remained fairly constant at $2.4 million in the first quarters of 2002 and 2003.  As a percentage of revenues, R&D expenses decreased slightly from 0.8% in the first quarter of 2002 to 0.6% in the first quarter of 2003.

Exit and Restructuring Charges and Other

Fiscal 2002 Charges

      Exit and restructuring charges and other of $1.5 million in the first quarter of 2002 were related to the shut-down of Cayenta’s headquarters office and network operations center.

Operating Profit

       Our operating profit decreased from operating profit of $22.3 million in the three months ended March 31, 2002 to operating profit of $20.7 million in the three months ended March 31, 2003.  Included in the operating results for the three months ended March 31, 2002 is deferred compensation amortization expense of $1.0 million, amortization of purchased intangibles of $1.4 million and exit and restructuring charges and other of $1.5 million.  Included in the operating results for the three months ended March 31, 2003 is deferred compensation amortization expense of $2.8 million and amortization of purchased intangibles of $1.2 million.  Excluding the impact of these charges, operating income decreased from $26.2 million in the first quarter of 2002 to $24.8 million in the first quarter of 2003.  The year over year decline in overall operating profit was primarily related to our non-core commercial electron beam medical products sterilization and mail sanitation business, which had particularly strong results in the first quarter of 2002 related to our contract with the United States Postal Service to deliver mail sanitation systems.  Conversely, operating margin in the first quarter of 2003 was adversely impacted by a $1 million loss in this business, which experienced higher than expected costs in delivering medical sterilization systems to two customers.

Interest Expense, Net

       Our net interest expense decreased from $8.2 million in the first quarter of 2002, to $7.5 million in the first quarter of 2003.  Net interest expense decreased primarily as a result of reduced effective interest rates on our credit facility as well as an increase of interest income in 2003.  The increase in interest income was primarily related to interest income due from SureBeam on the outstanding balance of its credit facility.  Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $354.3 million for the three months ended March 31, 2003, at a weighted average rate of 4.68%, compared to $312.5 million in the three months ended March 31, 2002, at weighted average interest rates of 5.04%.

Income Taxes

       Consolidated income taxes reflect effective rates of 44% in the quarter ended March 31, 2002, compared to 40% in the quarter ended March 31, 2003.  The 2003 rate reflects the expected provision rate for the full year.

Loss From Discontinued Operations

      In the quarter ended March 31, 2002, loss from discontinued operations was $1.4 million, net of a tax benefit of $1.5 million.  The net loss was primarily related to net operating losses of $1.9 million and $0.7 million in the Company’s LinCom Wireless and Titan Wireless businesses, respectively, offset in part by net income of $1.2 million generated in our commercial information technology business.

      In the quarter ended March 31, 2003, loss from discontinued operations was $0.9 million, net of a tax benefit of $0.5 million.  The net loss included $0.3 million in net operating losses related to the exit of the Company’s international telecommunications business, Titan Wireless, and $0.6 million in net operating losses from the disposal or wind-down of the Company’s commercial information technology business and the LinCom Wireless business which were discontinued in the first and third quarters of 2002.

Net Income (Loss)

      In the quarter ended March 31, 2002, we reported a net loss of $33.6 million, compared to net income of $7.0 million in the quarter ended March 31, 2003.  Loss from discontinued operations was $1.4 million in the quarter ended March 31, 2002, compared to a loss of $0.9 million in the quarter ended March 31, 2003.  Included in the net loss for the three months ended March 31, 2002, is a charge of $40.1 million for the Company’s adoption of SFAS No. 142, all related to discontinued operations, which is reported as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

      We generated cash of approximately $5.6 million from our continuing operations during the three months ended March 31, 2003, primarily resulting from our core government business, net of an increase in receivable balances of approximately $26.4 million.  Accounts receivable collections and billings of unbilled receivables have historically been more difficult for us in the first quarter of the year, which this year was further adversely affected by the delayed passage of the government budget for 2003, which impacted funding for some of our federal civilian agency contracts.  Our investing activities used net cash of approximately $2.5 million, primarily for capital expenditures.  Financing activities provided $1.0 million, primarily from the exercise of stock options.

      At March 31, 2003, total borrowings under our credit facility were $348.3 million at a weighted average interest rate of 4.15%.  Commitments under letters of credit were $12.3 million at March 31, 2003, $12.2 million of which reduce availability of our working capital line, resulting in $122.8 million of availability on our working capital line at March 31, 2003.  Of the total borrowings, $3.5 million was short-term.  At March 31, 2003, the Company was in compliance with all financial covenants.

      On May 9, 2003, the Company priced a private placement of $200 million of its 8% senior subordinated notes due 2011.  Titan intends to use the net proceeds of this offering, together with proceeds from borrowings of $50 million the Company expects to make under its existing revolving senior credit facility plus additional cash on hand, to redeem in their entirety its 5 3/4% HIGH TIDES convertible preferred securities and to pay associated fees and expenses.  This offering is conditioned upon the effectiveness of an amendment to our existing senior credit facility to permit the offering and the redemption of the 5 3/4% HIGH TIDES.  The amendment has been approved by the requisite lenders in our bank group and becomes effective upon the funding of the senior subordinated notes, which is expected to occur on May 15, 2003.  The amendment to the senior credit facility includes the modification of certain financial covenants, specifically the total debt to EBITDA (as defined) ratio and a new total senior debt to EBITDA ratio.  In addition, the amendment to the senior credit facility also includes increased interest rate margins for loans made or outstanding under the senior credit facility at times when the ratio of our total debt to EBITDA equals or exceeds 3.5 to 1.  The terms of the 5 3/4% HIGH TIDES require that we provide holders at least 20 days notice prior to any optional redemption of the 5 3/4% HIGH TIDES.  The Company will provide that notice to the holders upon the consummation of the offering, and will deposit the net proceeds of the offering, together with enough additional cash to permit the mandatory redemption of the notes, into a secured proceeds account for investment in United States Treasury securities.  The 8% senior subordinated notes are subject to mandatory redemption by Titan in the event that we do not redeem the 5 3/4% HIGH TIDES on or prior to the date 30 days after the date of issuance of the notes.  The redemption price for the mandatory redemption of the 8% senior subordinated notes is 101% of the issue price of the notes, plus accrued and unpaid interest to the redemption date.  The Company will incur approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $7.9 million of remaining deferred financing costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.9 million of interest during the call period.  All extinguishment charges will be recorded in the second quarter of 2003 as a charge to income from continuing operations.  Following the redemption of the HIGH TIDES, availability on the working capital line will be reduced by $50 million for the borrowings expected on the Company’s revolving line of credit.  In addition, the borrowing capacity available on the line of credit is subject to compliance with financial and other covenants included in our senior credit facility.

      Related to the Company’s contract with the national telephone company of Benin (the “OPT”), Titan has a $72.3 million gross receivable due from the OPT, which is reflected in Non-current Assets of Discontinued Operations as of March 31, 2003.  In addition, approximately $40.5 million was drawn on the non-recourse loan with the Africa Merchant Bank, which has been reflected in Non-Current Liabilities of Discontinued Operations in the accompanying consolidated balance sheet.  The $40.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  As of March 31, 2003, the carrying value, net of non-recourse debt, due on this contract was approximately $31.8 million.  During 2002, approximately $2.4 million was collected on the Company’s receivable from the OPT, and approximately $3.7 million has been collected in the quarter ended March 31, 2003.

      Titan is endeavoring to divest discontinued businesses through stock and asset sales, and is currently in negotiations with a number of potential buyers, including buyers interested in GlobalNet.  In the event that Titan is unsuccessful in its endeavors specific to sell GlobalNet, Titan may have to pay the remaining net liabilities and incur a net cash outlay of approximately $12.6 million to shut down the business.  Titan may also incur unforeseen liabilities if it decides to shut down GlobalNet.

      There are no Titan guarantees of debt, either directly or indirectly, associated with Ivoire Telecom or Sakon or any other unconsolidated subsidiaries other than approximately $1.4 million of equipment financing.

      The Company’s $50 million senior secured revolving loan commitment to SureBeam provides for borrowings up to $29.5 million through the third quarter of 2002, and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  Our aggregate level of indebtedness, and our debt service requirements, may increase to the extent we loan additional funds to SureBeam under the credit facility. SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, including as described below in connection with our recent amendment to the credit agreement, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  In March 2003, Titan and SureBeam entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities during the period from March 2003 through September 2004 to make mandatory payments under the credit agreement.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under the Equipment Services Agreement between us and SureBeam executed in February 2002.  Interest is payable monthly beginning in January 2003.  As of March 31, 2003, SureBeam had borrowed $25 million on this facility.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.  There have been no additional borrowings in 2003.

      In addition, Titan has guaranteed certain lease obligations of SureBeam and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.  The aggregate amount of the lease obligations Titan has guaranteed as of March 31, 2003 is approximately $23.1 million.  The leases extend through periods ending in 2020.  In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam’s equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, Web Bank.  As of March 31, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $6.0 million.  In the event Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.

      Titan and SureBeam have entered into an exclusive contract for the purchase and sale of electronic beam accelerators through December 31, 2003 unless SureBeam does not offer competitive pricing.

      Our strategic goals include the pay down of indebtedness, continued funding of capital expenditures and the funding of potential strategic acquisitions.  We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses.  Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments and working capital requirements for at least the next twelve months.  However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future.  Additional capital may not be available at all, or may not be available on terms favorable to us.  Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.  Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our expectations regarding our continuing funding for the advancement of our strategic goals, including the intent to pay down indebtedness, acquisitions, the Company’s expectations regarding the operations of Titan Wireless, that it believes that it will be able to complete planned exit actions in Titan Wireless, that it will collect remaining receivable balances and sell GlobalNet in Titan Wireless, that the Company will be able to sell or dispose of any assets which are not material to its core business, that the Company’s collection cycle will improve, and management’s belief as to the outcome of pending litigation or claims and any other expressions of belief, expectation, anticipation, plan, strategies, intention, possibilities or elections, including statements of events or contingencies that may or could occur or similar statements.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements.  These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, that the Government will fund, continue to make awards or exercise options, and issue task orders against the potential funding ceiling of contracts, contract termination risks, risks associated with acquiring other companies, including integration risks, risks associated with divesting its discontinued commercial businesses, and other risks described in the Company's Securities and Exchange Commission filings.

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

      We received a subpoena from the office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA. We also received a subpoena from the office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. We are fully cooperating with the government’s inquiries in these areas.

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

Item 6.  Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	10.1	Agreement of Lease by and between NBP 220, LLC and The Titan Corporation (“220 National Business Park”), dated March 31, 2003, including all exhibits and attachments.

	10.2	Deed of Lease dated April 1, 2003, by and between Two Freedom Square, L.L.C. and The Titan Corporation, including all exhibits and attachments.

	10.3	Employment Agreement, made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Dr. Gene W. Ray.

	10.4	Employment Agreement, made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Mark Sopp.

	10.5	Employment Agreement, made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Nicholas J. Costanza.

	99.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the three months ended March 31, 2003, and through the date of this filing, the Company filed the following Forms 8-K and 8-K/A:

(1)

Current Report on Form 8-K dated April 29, 2003 and filed on April 30, 2003 to furnish Regulation FD Disclosure pursuant to “Item 12.  Results of Operations and Financial Condition” on Form 8-K in accordance with the Securities and Exchange Commission’s Release Nos. 33-8216 and 34-47583.

	(2)	Current Report on Form 8-K dated and filed on April 30, 2003, to announce the Company’s intention to offer $200 million of senior subordinated notes due 2001 for sale in a private placement.

THE TITAN CORPORATION
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President, Chief Financial Officer
	By:	/s/ DEANNA J. HOM

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

Date:  May 13, 2003

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

Date:  May 13, 2003

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
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Stockholders' Equity

                  Notes To Consolidated Financial Statements
                          Note (1) Basis of Financial Statement Preparation
                          Note (2) Exit and Restructuring Charges and Other
                          Note (3) Cumulative Effect of Change in Accounting Principle
                          Note (4) Discontinued Operations
                          Note (5) Debt
                          Note (6) Other Financial Information
                          Note (7) Commitments and Contingencies
                          Note (8) Related Party Transactions

        Item 2.  Management's Discussion And Analysis Of Financial Condition And Results of Operations
        Item 4.  Controls and Procedures.

Part II — Other Information

        Item 1.  Legal Proceedings.
         Item 6.  Exhibits and Reports on Form 8-K.

Signatures

Certifications

Exhibit 99.1  Certification Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002