Form 10-Q
period 2003-06-30
TITAN CORP
filed 2003-08-11
CIK 32258

QuickLinks — Click here to rapidly navigate through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      The number of shares of registrant's common stock outstanding at August 4, 2003, was 80,314,450.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$437,680	$345,631	$815,560	$659,979

Costs and expenses:
Cost of revenues	365,288	276,759	680,564	530,184
Selling, general and administrative	41,277	40,402	80,794	75,055
Research and development	2,356	2,325	4,724	4,772
Exit and restructuring charges and other (Note 2)	—	1,833	—	3,319

Total costs and expenses	408,921	321,319	766,082	613,330

Operating profit	28,759	24,312	49,478	46,649
Interest expense	(8,683)	(7,686)	(16,782)	(16,008)
Interest income	819	116	1,431	251
Debt extinguishment costs (Notes 1 and 5)	(12,423)	(9,435)	(12,423)	(9,435)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	8,472	7,307	21,704	21,457
Income tax provision	3,389	2,553	8,682	8,790

Income from continuing operations before cumulative effect of change in accounting principle	5,083	4,754	13,022	12,667
Income (loss) from discontinued operations, net of tax benefit (Note 4)	782	(16,521)	(156)	(17,947)

Income (loss) before cumulative effect of change in accounting principle	5,865	(11,767)	12,866	(5,280)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations) (Note 3)	—	—	—	(40,111)

Net income (loss)	5,865	(11,767)	12,866	(45,391)
Dividend requirements on preferred stock	(172)	(173)	(344)	(345)

Net income (loss) applicable to common stock	$5,693	$(11,940)	$12,522	$(45,736)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.06	$0.06	$0.16	$0.17
Income (loss) from discontinued operations, net of tax benefit	0.01	(0.21)	—	(0.24)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	—	—	(0.54)
			0.16
Net income (loss)	$0.07	$(0.15)	$0.16	$(0.61)

Weighted average shares	79,258	77,119	78,947	73,981

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.06	$0.05	$0.16	$0.13
Income (loss) from discontinued operations, net of tax benefit	0.01	(0.21)	—	(0.24)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	—	—	(0.53)
			0.15
Net income (loss)	$0.07	$(0.16)	$0.16	$(0.64)

Weighted average shares	81,372	78,528	81,329	75,476

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
  (in thousands, except share and per share data)

	June 30, 2003	December 31, 2002

Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$23,628	$34,123
Restricted cash	—	394
Accounts receivable—net	330,321	314,363
Inventories	25,161	31,280
Prepaid expenses and other	26,113	19,441
Deferredincome taxes	103,246	108,046
Currentassets of discontinued operations	102,549	103,871

Total current assets	611,018	611,518

Property and equipment — net	65,574	63,705
Goodwill	465,601	462,719
Other assets — net	87,280	99,903
Deferred income taxes	53,015	53,015
Non-current assets of discontinued operations	3,859	6,582

Total assets	$1,286,347	$1,297,442

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	75,681	81,376
Current portion of long-term debt	858	847
Accrued compensation and benefits	68,978	66,639
Other accrued liabilities	81,569	87,602
Current liabilities of discontinued operations	41,456	49,143

Total current liabilities	272,042	289,107

Long-term portion of amounts outstanding under line of credit	383,875	344,750

Senior subordinated notes	200,000	—

Other long-term debt	1,605	2,045

Other non-current liabilities	55,623	54,401

Non-current liabilities of discontinued operations	37,674	44,826

Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	—	250,000

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 688,029 and 688,129 shares issued and outstanding	688	688
Series A junior participating: designated 1,000,000 authorized shares: None issued		—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 79,721,270 and 78,344,550 shares	797	783
Capital in excess of par value	652,570	647,752
Deferred compensation	(3,111)	(8,791)
Retained earnings (deficit)	(314,452)	(327,318)
Accumulated other comprehensive income (loss)	(162)	(132)
Treasury stock (436,619 and 245,750 shares), at cost	(802)	(669)

Total stockholders' equity	335,528	312,313

Total liabilities and stockholders' equity	$1,286,347	$1,297,442

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Six months ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Income from continuing operations before cumulative effect of change in accounting principle	$13,022	$12,667
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of effects of businesses acquired and sold:
Debt extinguishment costs	12,423	9,435
Depreciation and amortization	10,138	10,644
Deferred income taxes and other	8,961	(1,169)
Deferred compensation	5,680	2,411
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	(12,944)	58,034
Inventories	301	(2,214)
Prepaid expenses and other assets	(946)	(13,201)
Accounts payable	(11,027)	(29,297)
Accrued compensation and benefits	2,339	(6,985)
Income taxes payable	—	17
Other liabilities	4,512	(6,424)

Net cash provided by continuing operations	32,459	33,918

Loss from discontinued operations	(156)	(17,947)
Minority interest attributable to discontinued operations	—	(82)
Issuance of stock in subsidiaries	—	132
Holdback payment related to prior year acquisition (Note 6)	(2,000)	—
Deferred compensation charge attributable to discontinued operations	—	7,780
Changes in net assets and liabilities of discontinued operations	(13,860)	(54,926)

Net cash used for discontinued operations	(16,016)	(65,043)

Net cash provided by (used for) operating activities	16,443	(31,125)

Cash Flows from Investing Activities:
Capital expenditures	(5,461)	(10,471)
Acquisition of businesses, net of cash acquired	—	29,907
Proceeds from sale of investments and business	—	1,500
Other investments	(93)	(3,998)
Other	166	2,254

Net cash provided by (used for) investing activities	(5,388)	19,192

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(250,429)	(4,048)
Issuance of senior subordinated notes and other debt additions	239,125	20,000
Issuance of stock by subsidiaries	—	286
Deferred debt issuance costs	(7,727)	(8,706)
Debt extinguishment costs	(4,352)	—
Decrease (increase) in restricted cash	394	(1,104)
Proceeds from exercise of stock options and other	1,935	7,061
Dividends paid	(344)	(345)
Other	(122)	(861)

Net cash provided by (used for) financing activities	(21,520)	12,283

Effect of exchange rate changes on cash	(30)	(4)

Net increase (decrease) in cash and cash equivalents	(10,495)	346
Cash and cash equivalents at beginning of period	34,123	18,621

Cash and cash equivalents at end of period	$23,628	$18,967

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Six Months Ended June 30, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		8	2,060				(133)	1,935
Return of shares related to acquisition (Note 6)			(2,000)					(2,000)
Amortization of deferred compensation				5,680				5,680
Foreign currency translation adjustment						(30)		(30)
Shares contributed to employee benefit plans		6	5,102					5,108
Dividends on preferred stock - Cumulative convertible, $.50 per share			(344)					(344)
Net income					12,866			12,866

Balances at June 30, 2003	$688	$797	$652,570	$(3,111)	$(314,452)	$(162)	$(802)	$335,528

Six Months Ended June 30, 2002
Balances at December 31, 2001	$690	$701	$586,802	$(34,519)	$(55,857)	$128	$(987)	$496,958
Issuance of stock for acquisitions		66	134,506				39	134,611
Exercise of stock options and other		8	7,053					7,061
Deferred compensation related to the issuance of stock options			133	(133)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				10,191				10,191
Foreign currency translation adjustment						(4)		(4)
Shares contributed to employee benefit plans		2	3,597				6	3,605
Dividends on preferred stock - Cumulative convertible, $.50 per share			(345)					(345)
Net loss					(45,391)			(45,391)

Balances at June 30, 2002	$690	$777	$731,117	$(23,832)	$(101,248)	$124	$(942)	$606,686

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

      The accompanying consolidated financial information of The Titan Corporation and its subsidiaries ("Titan" or the "Company") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-Kto the Securities and Exchange Commission for the year ended December 31, 2002, and as updated in the Company’s Report on Form 8-K dated July 9, 2003.  The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for a full fiscal year.  Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

      As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described in APB No. 25.  Compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock on the date of grant over the exercise price of the grant.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method under SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$5,865	$(11,767)	$12,866	$(45,391)
Less: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(333)	(572)	(697)	(1,466)

Net income (loss), pro forma	$5,532	$(12,339)	$12,169	$(46,857)

Earnings (loss) per share:
Basic as reported	$0.07	$(0.15)	$0.16	$(0.61)
Basic pro forma	$0.07	$(0.16)	$0.15	$(0.63)
Diluted as reported	$0.07	$(0.16)	$0.16	$(0.64)
Diluted pro forma	$0.07	$(0.17)	$0.15	$(0.65)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  There have been no changes to the weighted average assumptions used at December 31, 2002.

      In April 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In accordance with SFAS 145 and APB 30,  the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt.  The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations.  Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations.  See Note 5 for further discussion of the charges.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company intends to adopt SFAS No. 150 effective July 1, 2003, and does not believe that the adoption will have a material impact on its consolidated financial position or results of operations.

Note (2) Exit and Restructuring Charges and Other

      Included in the quarter and six months ended June 30, 2002 are $1.8 million and $3.3 million, respectively, of restructuring costs related to the shutdown of Cayenta’s headquarters office and network operations center.

      At December 31, 2002, accruals for all exit and restructuring charges totaled $37.8 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  These exit and restructuring activities were accounted for under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF) Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria.  Effective January 1, 2003, the Company was required to adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value.   As these restructuring activities were entered into prior to the Company’s adoption of SFAS No. 146, the Company accounted for these activities under EITF 94-3.  A summary of the utilization of exit and restructuring accruals during the six months ended June 30, 2003 is as follows (in millions):
	Balance December 31, 2002	Cash paid 2003	Balance June 30, 2003

Titan Systems restructuring:
Estimated facilities consolidation costs	$32.1	$(2.6)	$29.5
Employee termination/retention costs and other	1.7	(1.7)	—
		(4.6
	33.8	(4.3)	29.5
Unsuccessful transaction costs	0.6	(0.6)	—

	34.4	(4.9)	29.5

Cayenta headquarters exit costs:
Lease commitment costs	3.2	(1.3)	1.9
Employee termination costs and other	0.2	(0.1)	0.1

	3.4	(1.4)	2.0

	$37.8	$(6.3)	$31.5

      At June 30, 2003, $17.5 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $14.0 million are included in Other Non-current Liabilities.  The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2003 and 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

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

      In connection with the initial adoption of this standard as of January 1, 2002, during the first quarter of 2002, the Company’s independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, the Company completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for themeasurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to an estimated fair value analysis as required by SFAS No. 142.   The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of the Cayenta business, approximately $14.9 million in the AverCom business, which was previously reported in the Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in the Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by the Company on March 1, 2002 with the remaining charge of $7.7 million related to the Company’s long distance telecommunications business that was discontinued in the third quarter of 2002.

      The Company performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year.  At June 30, 2003, there were no indications of impairment.

Note (4) Discontinued Operations

      In August 2002, the Company’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.  In October 2002, the LinCom Wireless business was shut down.  Titan is currently in negotiations with a number of potential buyers to sell its remaining information technology business, a part of the Cayenta business formerly reported as a part of the Company’s Titan Technologies segment.

      In July 2002, the Company’s board of directors made the decision to exit all of its international telecommunications business through a combination of selling its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete these actions during 2003.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.  In the second quarter of 2003 Titan sold its interest in Ivoire Telecom.  Titan is currently in negotiation with a number of potential buyers for its GlobalNet business and is in the process of exiting the remaining Wireless businesses.

      During the first quarter of 2002, the Company’s board of directors made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In the third quarter of 2002, all of these operations were sold.

      In accordance with SFAS No. 144, all commercial operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.   SFAS No. 144 contains criteria that must be met for businesses to be classified as held-for-sale and recorded as discontinued operations.  The Company periodically re-evaluates those criteria for businesses held-for-sale, and if such criteria are no longer met, the Company would be required to reclassify the operation and assets and liabilities of non-qualifying businesses into continuing operations.  All businesses currently held-for-sale meet this criteria and therefore have been reported as discontinued operations in accordance with SFAS No. 144.

      On March 16, 2001, SureBeam Corporation, Titan's former subsidiary that provides electronic food irradiation systems and services, completed an initial public offering ("IPO") of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date.  The plan involved filing a letter ruling request with the Internal Revenue Service ("IRS") to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free stock dividend.

      Following is a summary by original business segment of the income (loss) from discontinued operations for 2003 (amounts in millions):

	Three months ended June 30, 2003

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Losses from operations	$(0.4)	$(1.4)	$—	$—	$(1.8)
Tax benefit	(0.2)	(2.4)	—	—	(2.6)

Net income (loss)	$(0.2)	$1.0	$—	$—	$0.8

	Six months ended June 30, 2003

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Losses from operations	$(0.9)	$(2.3)	$—	$—	$(3.2)
Tax benefit	(0.4)	(2.7)	—	—	(3.1)

Net income (loss)	$(0.5)	$0.4	$—	$—	$(0.1)

      Included in the results above for the quarter and six months ended June 30, 2003, is a tax benefit of $2.3 million recorded to reflect the estimated tax impact of the carrying value of certain assets which are currently held for sale related to a part of the Company’s Cayenta business that was formerly reported in the Company’s Titan Technologies segment.

Balance Sheet Summary

      The current and non-current assets and liabilities of each discontinued operation are as follows:

	As of June 30, 2003	As of December 31, 2002

Current assets of discontinued operations:
Titan Wireless	$90,146	$93,145
Cayenta	661	661
SureBeam	—	—
Titan Technologies	11,742	10,065

	$102,549	$103,871

Non-current assets of discontinued operations:
Titan Wireless	$1,686	$4,212
Cayenta	—	—
SureBeam	—	—
Titan Technologies	2,173	2,370

	$3,859	$6,582

Current liabilities of discontinued operations:
Titan Wireless	$32,422	$38,603
Cayenta	791	2,155
SureBeam	202	187
Titan Technologies	8,041	8,198

	$41,456	$49,143

Non-current liabilities of discontinued operations:
Titan Wireless	$36,212	$42,821
Cayenta	826	1,205
SureBeam	—	—
Titan Technologies	636	800

	$37,674	$44,826

      Included in the total assets of Titan Wireless as of June 30, 2003 are approximately $85.4 million of gross accounts receivable, less approximately $35.5 million (classified as a non-current liability) representing the amounts drawn on the non-recourse loan facility with the African Merchant Bank to cover subcontract costs on Titan Wireless’s contract with the Office of Post and Telecommunications (OPT).  During the second quarter and six months of 2003, there was approximately $5.0 million in payments made on the non-recourse debt from cash generated from the OPT project.  The net accounts receivable of $49.9 million are comprised of approximately $31.7 million due from the OPT, $14.6 million due from Titan Wireless’s customer in Nigeria, and $3.6 million due from customers of the GlobalNet business.  The current liabilities of $32.4 million of Titan Wireless include approximately $7.4 million of remaining exit costs and approximately $22.0 million of accounts payable and lease obligations of GlobalNet.  Titan is endeavoring to divest these businesses through stock and asset sales and is currently in negotiations with a number of potential buyers of GlobalNet.  In the event that Titan is unsuccessful in its endeavors to sell GlobalNet, Titan may incur a net cash outlay of approximately $8.5 million, the net liability balance of GlobalNet, as well as potential unforeseen liabilities to shut down the business.

      The current assets of Titan Technologies are primarily comprised of accounts receivable balances and prepaid assets.

Note (5) Debt

      At June 30, 2003, total borrowings outstanding under the Company's senior credit facility were $387.4 million at a weighted average interest rate of 4.50%.  Commitments under letters of credit were $12.2 million at June 30, 2003, which reduces availability of the senior line of credit, resulting in $82.8 million of borrowing availability on the senior line of credit at June 30, 2003.  Of the total outstanding borrowings, $3.5 million was short-term.  At June 30, 2003, the Company was in compliance with all financial covenants under its various debt agreements.

Senior Subordinated Notes

      On May 15, 2003, the Company sold $200 million of 8% senior subordinated notes due May 15, 2011 in a private placement (the “Notes”).  The Company used the net proceeds from the issuance of the Notes, plus borrowings of $50 million made under its senior line of credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on June 4, 2003.  In what it considered favorable corporate bond market conditions, the Company made the decision to refinance the HIGH TIDES to eliminate the interest rate risk and potential dilution to stockholders associated with the mandatory remarketing feature of the HIGH TIDES.

      The Company will pay interest on the Notes semi-annually in arrears on May 15 and November 15 at the rate of 8% per annum.  The first scheduled interest payment date for the outstanding Notes is November 15, 2003.  The Company may redeem the Notes, in whole or in part, on or after May 15, 2007 at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any:

Year	Percentage

2007	104.0%
2008	102.0%
2009 and thereafter	100.0%

In addition, on or prior to May 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest.  The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness.  Each of the Company’s domestic subsidiaries other than Cayenta guarantees the Notes.  The guarantees are unsecured and rank equally with the guarantors' senior subordinated indebtedness.  The Notes and the guarantees are junior to all of the Company’s and the guarantors' senior indebtedness and senior to all of the Company’s and the guarantors' subordinated indebtedness.  Upon a change of control, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.

      In the second quarter of 2003, the Company recorded approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred debt issuance costs, a call premium of $3.6 million, and approximately $0.7 million of interest during the call period.  In accordance with SFAS No. 145, all extinguishment charges were recorded as a charge to income from continuing operations and are classified as Debt Extinguishment Costs in the accompanying consolidated statement of operations.  Also in accordance with SFAS No. 145, prior year debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations.

Senior Credit Facility

      In connection with the issuance of the Notes, the Company entered into an amendment to its senior credit facility to permit, among other things, the issuance of the Notes and the redemption of the HIGH TIDES.

      General.      On May 23, 2002, the Company entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities acting as sole lead arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

      Interest Rates; Fees.      As amended in connection with the issuance of the Notes, the senior credit facility provides for interest rates per annum applicable to amounts outstanding under the term loan and the revolving credit facility that are, at the Company’s option, either the administrative agent's most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 2.00% per annum, based on the Company’s ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 3.25% per annum, based on the Company’s ratio of total debt to EBITDA.  The Company’s interest rates for base rate and LIBOR revolving loans are generally 0.50% to 0.75% lower than its interest rates for base rate and LIBOR term loans at the same ratio of total debt to EBITDA.  The Company is required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the revolving credit facility.  The Company is also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from 2.00% to 2.75%, based on its ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

      Amortization; Prepayments.      The Company’s seven-year term loan matures on June 30, 2009 and the revolving credit facility matures on May 23, 2008.  The seven-year term loan amortizes at 1.0% per year for years one through six (through the quarter ending June 30, 2008), with the remaining 94% due in four equal quarterly payments in year seven of the loan (through the quarter ending June 30, 2009).  The Company may prepay amounts borrowed under the term loan and the revolving credit facility at its option without any fee.  The Company is also required to make prepayments, subject to certain exceptions, of the outstanding amounts under the term loan and the revolving credit facility from asset sales, issuance of subordinated debt and equity securities, insurance or condemnation proceeds and from excess cash flows.  Any such prepayments will be applied first to reduce the amount of the term loan outstanding under the senior credit facility, and then to reduce revolving loans under the senior credit facility. Pursuant to the amendment to the senior credit facility that was entered into in connection with the issuance of the outstanding Notes, none of that offering's proceeds were subject to mandatory prepayments under the senior credit facility.

      Covenants.      The terms of the senior credit facility require the Company to provide certain customary covenants for a senior credit facility, including certain financial covenants.  As amended, these financial covenants, as defined per the senior credit agreement, are comprised of a maximum total debt to EBITDA ratio of 5.5 to 1, declining to 5.25 to 1 beginning with the quarter ending September 30, 2003 through the quarter ending March 31, 2004, a maximum total senior debt to EBITDA ratio of 3.75 to 1, declining to 3.5 to 1 beginning with the quarter ending December 31, 2003 through the quarter ending March 31, 2004, a minimum interest coverage ratio of 2.75 to 1 through the quarter ending March 31, 2004, a minimum fixed charge coverage ratio of 1.25 to 1 through the quarter ending March 31, 2004 and a minimum net worth. The maximum and minimum thresholds for compliance under the financial covenants in the senior credit facility will further adjust in the future in accordance with the terms of the senior credit facility.

      Costs and expenses of $8.7 million related to the senior credit facility have been deferred and included in Other Assets at June 30, 2003 and will be amortized over the remaining term of the senior credit facility.  Costs and expenses of $5.2 million related to the issuance of the Notes have also been deferred and included in Other Assets at June 30, 2003, and will be amortized over the term of the Notes.

Note (6) Other Financial Information

      The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

      In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  The Company recognized approximately $0.5 million and $0 million as a reduction of costs against the deferred profit in the three months ended June 30, 2002 and 2003, respectively, and recognized $1.3 million and $0 million as a reduction of costs against the deferred profit in the six months ended June 30, 2002 and 2003, respectively.  The remaining amount of deferred profit of $0.8 million at June 30, 2003 is estimated to reduce costs through 2007.

Earnings Per Share

      The following data summarize information relating to the per share computations for income from continuing operations before the cumulative effect of a change in accounting principle:
	Three months ended June 30, 2003			Three months ended June 30, 2002

	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income from continuing operations	$5,083			$4,754
Less preferred stock dividends	(172)			(173)
Effect of minority interests	—			(6)

Basic EPS:
Income from continuing operations available to common stockholders	4,911	79,258	$0.06	$4,575	77,119	$0.06
Effect of minority interests	—	—	—	(634)	—	(0.01)
Effect of dilutive securities:
Stock options and warrants	—	2,114	—	—	1,409	—

Diluted EPS:
Income from continuing operations available to common stockholders	$4,911	81,372	$0.06	$3,941	78,528	$0.05

	Six months ended June 30, 2003			Six months ended June 30, 2002

	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income from continuing operations before cumulative effect of change in accounting principle	$13,022			$12,667
Less preferred stock dividends	(344)			(345)
Effect of minority interests	—			15

Basic EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	12,678	78,947	$0.16	12,337	73,981	$0.17
Effect of minority interests	—	—	—	(2,221)	—	(0.03)
Effect of dilutive securities:
Stock options and warrants	—	2,382	—	—	1,495	(0.01)

Diluted EPS:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$12,678	81,329	$0.16	$10,116	75,476	$0.13

      The effect of the minority interests primarily represents the dilutive effect of outstanding stock options of Titan’s subsidiaries, notably Titan Systems in 2002.

      In the three months ended June 30, 2003, options and warrants to purchase approximately 4,629,700 shares of common stock at prices ranging from $8.61 to $29.74 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price.  Similarly, options to purchase approximately 1,214,800 shares of common stock at prices ranging from $21.35 to $40.00 per share, were not included in the computation of diluted EPS for the three month period ended June 30, 2002.

      In the six months ended June 30, 2003, options and warrants to purchase approximately 4,665,600 shares of common stock at prices ranging from $9.22 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive due to the exercise price.  Options to purchase approximately 1,224,300 shares of common stock at prices ranging from $20.94 to $40.00 per share were not included in the computation of diluted EPS for the six month period ended June 30, 2002, as the effect would have been anti-dilutive due to the exercise price.

      Approximately 4,989,300 and 5,862,800 shares in the three and six-months ended June 30, 2003, respectively, that could have been issued from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive.  Approximately 5,038,000 shares in the three months and six months ended June 30, 2002, that could have been issued from the potential conversion of the HIGH TIDES were not included in the computations, as their effect was anti-dilutive.  Approximately 537,400 shares of common stock in the three and six month periods in 2003 and approximately 460,000 shares of common stock in the three and six month periods in 2002 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.  The primary change in potential dilution from 2002 to 2003 for the HIGH TIDES and preferred stock is the change in conversion ratios due to the SureBeam spin-off (see Note 4) and the extinguishment of the HIGH TIDES on May 15, 2003.

Select Balance Sheet Data

      Following are details concerning certain balance sheet data:

	June 30, 2003	December 31, 2002

Inventories:
Materials	$9,641	$11,213
Work-in-process	9,014	9,947
Finished goods	6,506	10,120

	$25,161	$31,280

Supplemental Cash Flow Information

      Supplemental disclosure of cash flow information:

	Six months ended June 30,

	2003	2002

Noncash investing and financing activities:
Issuance of stock for acquisitions	$—	$134,611
Write-off of deferred debt issuance costs	8,071	9,435
Shares contributed to employee benefit plans	5,108	3,605
Shares tendered for stock option exercise	133	—
Notes receivable in connection with sale of buildings	—	5,417
Write-off of deferred compensation related to discontinued operations	—	629
Deferred compensation related to the issuance of stock options	—	133

Cash paid for interest	$14,532	$18,676
Cash paid for (provided by) income tax	944	(6)

      In 2002, the Company issued 172,153 shares of Titan common stock valued at $3.8 million as consideration for the purchase of assets of a company which became part of the Cayenta business, now reported in discontinued operations.  In the second quarter of 2003, the indemnification period as defined per the asset purchase agreement expired, and as provided for in the purchase agreement, the Company elected to exchange all of the Titan common stock for cash of $2.0 million and the extinguishment of notes receivable of $1.8 million for cash advances made in 2002.

      In addition, net cash proceeds of $29.9 million resulting from the acquisition of businesses, net of cash acquired, was reported for the six months ended June 30, 2002.  This was primarily the result of cash acquired from Jaycor, which was a stock-for-stock merger completed in March 2002.

Note (7) Commitments and Contingencies

       During the first quarter of 2003, the Company entered into new long-term lease and sublease agreements for office space in Virginia and Maryland as part of the Company’s restructuring efforts to consolidate various facilities of its government business into centralized locations (see Note 2).  The lease and subleases in Virginia require future minimum lease payments of approximately $100.4 million over approximately 13 years, commencing at various dates from May 2003 through May 2004.  The lease in Maryland requires future minimum lease payments of approximately $45.8 million over 10 years, commencing approximately July 1, 2004.

       On August 16, 2002, Perimex International Corporation (“Perimex”) filed a complaint against Titan, our subsidiary, Titan Wireless, and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets.  The court denied Perimex's request for a preliminary injunction, sustained Titan’s and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  The court also ordered Perimex to post a bond for $0.09 million to secure payment of Titan’s and Titan Wireless’s costs if Titan prevails, or if Perimex does not prevail.  Perimex elected not to post the bond and dismissed its complaint voluntarily without prejudice.  On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages.  The Company believes that Perimex's claims are without merit and the Company intends to defend its position vigorously.

      The Company is involved in legal actions in the normal course of the Company’s business, including audits and investigations by various governmental agencies that result from the Company’s work as a defense contractor.  The Company  and its subsidiaries are named as defendants in legal proceedings from time to time and may assert claims from time to time.  In addition, the Company acquires companies from time to time that have legal actions pending against them at the time of acquisition.

       The Company has received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  The Company has been informed that other companies who have performed such services have received subpoenas as well.  The Company has been and will continue to cooperate fully with the investigation.

       The Company received a subpoena from the office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with the Company’s contracts with NASA. The Company also received a subpoena from the office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. The Company is fully cooperating with the government’s inquiries in these areas.

      Based upon current information available to the Company, in the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect our consolidated financial position or results of operations taken as a whole.  However, our evaluation of the likely impact of these actions could change in the future, and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

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

      On April 2, 2003, the Company entered into an Employment Agreement with the Company’s Chairman of the Board, President and Chief Executive Officer (hereinafter referred to as the “CEO”) in connection with his duties in these positions.  Among other things, the terms of the agreement provide for continued employment of the CEO by Titan for a term of three years, eligibility to receive annual incentive awards and to participate in long-term incentive and employee benefit and retirement programs.  In the event that the CEO is terminated without cause, or retires at the end of the term of the agreement, he will be entitled to a lump sum equal to three times the sum of his current base salary and target bonus, a prorated bonus for the year of termination, vesting of all outstanding stock options and participation for the CEO and his dependents in our extended health benefits program for retired senior executives.  The Company will record the estimated future cash payments under the agreement on a pro rata basis during the three-year service period.  During the three and six months ended June 30, 2003, an expense of $0.4 million was accrued and is included in Accrued Compensation and Benefits on the accompanying balance sheet.  Also, on April 2, 2003 the Company entered into Employment Agreements with the Company’s General Counsel and the Company’s Chief Financial Officer (hereinafter referred to as the “Officers”) in connection with their duties in those positions. Among other things, the terms of their agreements provide for continued employment by Titan for a term of two years, eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event of termination without cause, the Officers will each be entitled to a lump sum equal to two times the sum of their respective current base salaries and target bonuses, a prorated bonus for the year of termination, vesting of all outstanding stock options and continued medical and dental benefits coverage for a period of two years.  The agreements with the Officers do not include the same retirement benefit as does the CEO’s agreement, and accordingly, expense will be recognized only in the event of termination.  The CEO and Officers have agreed to non-competition and non-solicitation covenants in connection with their respective employment agreements.

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

        Under the program the following transactions occurred:

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

      The amount of the stock options relinquished under the program do not reflect any adjustment as a result of the spin-off of our subsidiary SureBeam Corporation on August 5, 2002, since the relinquishment occurred before the date for said adjustment.  Titan has recorded interest income of $0.2 million to date related to the accrued interest on the outstanding loans due from the directors noted above.

      As of the effective date of the Sarbanes-Oxley Act in July 2002, which precludes such loans to company officers and directors, the Stock Option and Relinquishment Plan is no longer available to our Directors and executive officers.

SureBeam Agreements

      Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.

      Credit Agreement.  The Company has extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  As of June 30, 2003, SureBeam had borrowed $25 million on this facility, of which $18.1 million is reflected as a non-current asset in Other Assets and $6.9 million is reflected as a current asset in Prepaid Expenses and Other on the consolidated balance sheet, in accordance with the payment terms of the credit agreement.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.  Under the credit agreement, there are no funds available for borrowing during the third quarter of 2003 as SureBeam has not met the requisite financial covenants required for further advances under the credit agreement.

      SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under an Equipment Services Agreement.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse Titan for any payments Titan makes under these guarantees.  Any guarantee payments Titan makes reduce amounts available for future borrowing under the credit agreement.  The aggregate amount of the lease obligations Titan has guaranteed as of June 30, 2003 is approximately $22.7 million.  The leases extend through periods ending in 2020.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of June 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.

      Under Financial Interpretation No. 45, Titan is required to assess and record the fair value of all such guarantees made.  As of June 30, 2003, Titan’s estimate of the fair value of these guarantees is $0.

      Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  We have agreed to pay SureBeam for any tax benefits we realized through our use of net operating losses generated by SureBeam while it was a member of our consolidated group for federal income tax purposes.  Through 2001, Titan utilized net operating losses previously generated by SureBeam which resulted in an estimated liability of approximately $6.2 million.  The Company estimates that in 2002 it will utilize net operating losses previously generated by SureBeam which may result in a liability of approximately $1.9 million, which will be finalized upon completion of the Company’s 2002 corporate tax return.  As of June 30, 2003, all amounts have been accrued related to the estimated liability related to the utilization of the net operating losses previously generated by SureBeam.  Payment is due the earlier of the first year in which SureBeam could have used those losses to reduce its taxes or when the net operating losses expire.  SureBeam has not generated taxable income since its inception, and we do not know if and when SureBeam will generate taxable income and, accordingly, when such payment will become due.  The net operating losses generated in 2001 and 2002 expire in 2021 and 2022, respectively.

      Other Agreements.  In connection with the license Titan purchased to use SureBeam’s intellectual property, the remaining unamortized balance of $7.3 million at June 30, 2003, is reflected as a non-current asset in Other Assets in the consolidated balance sheet.  The license is being amortized over a 15 year life, the average life of the related patents.

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

Note 9.  Guarantor Condensed Consolidating Financial Statements

      As discussed in Note 5, on May 15, 2003, the Company sold $200 million of 8% senior subordinated notes in a private placement.  The Company used the net proceeds from the issuance of the 8% senior subordinated notes, plus borrowings of $50 million made under our revolving credit facility and additional cash on hand, to redeem all of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on  June 4, 2003.

      Following are consolidating condensed balance sheets as of December 31, 2002 and June 30, 2003 (unaudited), and unaudited statements of operations for the three months and six months ended 2002 and 2003, and statements of cash flows for the six months ended June 30, 2002 and 2003 for the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as defined below.  The following consolidated condensed financial statements present financial information for:

      Parent:  The Titan Corporation on a stand-alone basis.

      Guarantor Subsidiaries:  All directly and indirectly owned domestic subsidiaries of Parent other than Cayenta Inc. on a stand-alone basis.

      Non-Guarantor Subsidiaries:  Cayenta Inc. and all direct and indirect subsidiaries of Parent that are not organized under the laws of the United States, any state of the United States or the District of Columbia and that conduct substantially all business operations outside the United States.

      Reclassifications and Eliminations:  Entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

      The Titan Corporation and Subsidiaries:  The financial information for The Titan Corporation on a condensed consolidated basis.

      The classification of operating entities within each of the columns is based on the legal status of the entity as of June 30, 2003.  Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of June 30, 2003 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended June 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$270,440	$163,901	$7,717	$(4,378)	$437,680

Cost and expenses:
Cost of revenues	221,805	137,937	7,271	(1,725)	365,288
Selling, general and administrative	28,515	10,154	2,608	—	41,277
Research and development	1,237	1,119	—	—	2,356

Total costs and expenses	251,557	149,210	9,879	(1,725)	408,921

Operating profit	18,883	14,691	(2,162)	(2,653)	28,759
Interest expense	(8,569)	(113)	(1)	—	(8,683)
Interest income	803	14	2	—	819
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	(1,306)	14,592	(2,161)	(2,653)	8,472
Income tax provision (benefit)	(523)	5,837	(864)	(1,061)	3,389

Income (loss) from continuing operations	(783)	8,755	(1,297)	(1,592)	5,083
Income (loss) from discontinued operations, net of taxes	—	(305)	1,087	—	782

Earnings (loss) before equity in earnings of subsidiaries	(783)	8,450	(210)	(1,592)	5,865
Equity in earnings of subsidiaries	8,240	—	—	(8,240)	—

Net earnings (loss)	$7,457	$8,450	$(210)	$(9,832)	$5,865

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$516,354	$291,372	$15,643	$(7,809)	$815,560

Cost and expenses:
Cost of revenues	430,119	244,509	12,832	(6,896)	680,564
Selling, general and administrative	56,775	19,599	4,420	—	80,794
Research and development	2,225	2,499	—	—	4,724

Total costs and expenses	489,119	266,607	17,252	(6,896)	766,082

Operating profit (loss)	27,235	24,765	(1,609)	(913)	49,478
Interest expense	(16,555)	(225)	(2)		(16,782)
Interest income	1,394	30	7	—	1,431
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	(349)	24,570	(1,604)	(913)	21,704
Income tax provision (benefit)	(139)	9,828	(642)	(365)	8,682

Income (loss) from continuing operations	(210)	14,742	(962)	(548)	13,022
Income (loss) from discontinued operations, net of taxes	—	(965)	809	—	(156)

Earnings (loss) before equity in earnings of subsidiaries	(210)	13,777	(153)	(548)	12,866
Equity in earnings of subsidiaries	13,624	—	—	(13,624)	—

Net earnings (loss)	$13,414	$13,777	$(153)	$(14,172)	$12,866

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended June 30, 2002
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$241,957	$100,651	$7,234	$(4,211)	$345,631

Cost and expenses:
Cost of revenues	195,181	82,216	3,437	(4,075)	276,759
Selling, general and administrative	29,287	9,427	1,688	—	40,402
Research and development	1,208	1,117	—	—	2,325
Exit and restructuring charges and other	—	—	1,833	—	1,833

Total costs and expenses	225,676	92,760	6,958	(4,075)	321,319

Operating profit	16,281	7,891	276	(136)	24,312
Interest expense	(7,492)	(193)	(1)	—	(7,686)
Interest income	77	39	—	—	116
Debt extinguishment costs	(9,435)	—	—	—	(9,435)

Income (loss) from continuing operations before income taxes	(569)	7,737	275	(136)	7,307
Income tax provision (benefit)	(140)	2,610	83	—	2,553

Income (loss) from continuing operations	(429)	5,127	192	(136)	4,754
Loss from discontinued operations, net of taxes	(10,594)	(4,023)	(1,904)	—	(16,521)

Income (loss) before equity in losses of subsidiaries	(11,023)	1,104	(1,712)	(136)	(11,767)
Equity in losses of subsidiaries	(608)	(5,953)	—	6,561	—

Net loss	$(11,631)	$(4,849)	$(1,712)	$6,425	$(11,767)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$458,943	$193,244	$14,152	$(6,360)	$659,979

Cost and expenses:
Cost of revenues	370,832	157,903	7,237	(5,788)	530,184
Selling, general and administrative	54,234	17,882	3,275	(336)	75,055
Research and development	2,381	2,391	—	—	4,772
Exit and restructuring charges and other	—	—	3,319	—	3,319

Total costs and expenses	427,447	178,176	13,831	(6,124)	613,330

Operating profit (loss)	31,496	15,068	321	(236)	46,649
Interest expense	(15,763)	(245)	—	—	(16,008)
Interest income	223	28	—	—	251
Debt extinguishment costs	(9,435)	—	—	—	(9,435)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	6,521	14,851	321	(236)	21,457
Income tax provision	2,841	5,895	54	—	8,790

Income from continuing operations before cumulative effect of change in accounting principle	3,680	8,956	267	(236)	12,667
Loss from discontinued operations, net of taxes	(10,406)	(5,234)	(2,307)	—	(17,947)

Loss before cumulative effect of change in accounting principle	(6,726)	3,722	(2,040)	(236)	(5,280)
Cumulative effect of change in accounting principle, net of tax benefit	(9,414)	—	(30,697)	—	(40,111)

Income (loss) before equity in losses of subsidiaries	(16,140)	3,722	(32,737)	(236)	(45,391)
Equity in losses of subsidiaries	(29,015)	(6,960)	—	35,975	—

Net loss	$(45,155)	$(3,238)	$(32,737)	$35,739	$(45,391)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of June 30, 2003
(Unaudited)
  (In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets
Current Assets:
Cash and cash equivalents	$20,010	$2,126	$1,492	$—	$23,628
Accounts receivable—net	194,662	107,971	27,688	—	330,321
Inventories	19,958	5,182	21	—	25,161
Prepaid expenses and other	21,744	4,000	1,282	(913)	26,113
Deferred income taxes	103,246	—	—	—	103,246
Current assets of discontinued operations	—	90,146	12,403	—	102,549

Total current assets	359,620	209,425	42,886	(913)	611,018
Property and equipment, net	32,636	19,952	12,986	—	65,574
Goodwill	310,744	154,798	59	—	465,601
Other assets—net	69,448	17,827	5	—	87,280
Deferred income taxes	53,015	—	—	—	53,015
Non-current assets of discontinued operations	—	1,686	2,173	—	3,859
Intercompany investments, advances and liabilities —net	517,739	(353,811)	(163,766)	(162)	—

Total assets	$1,343,202	$49,877	$(105,657)	$(1,075)	$1,286,347

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	44,824	26,837	4,020	—	75,681
Current portion of long-term debt	108	750	—	—	858
Accrued compensation and benefits	44,729	23,558	691	—	68,978
Other accrued liabilities	45,176	32,874	3,519	—	81,569
Current liabilities of discontinued operations	1,015	34,651	5,790	—	41,456

Total current liabilities	139,352	118,670	14,020	—	272,042

Long-term portion of amounts outstanding under line of credit	383,875	—	—	—	383,875
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	855	750	—	—	1,605
Other non-current liabilities	49,440	4,983	1,200	—	55,623
Non-current liabilities of discontinued operations	—	36,333	1,341	—	37,674
Stockholders’ equity (deficit)	569,680	(110,859)	(122,218)	(1,075)	335,528

Total liabilities and equity	$1,343,202	$49,877	$(105,657)	$(1,075)	$1,286,347

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets
Current Assets:
Cash and cash equivalents	$31,997	$2,186	$(60)	$—	$34,123
Restricted cash	394	—	—	—	394
Accounts receivable—net	195,241	92,006	27,116	—	314,363
Inventories	22,392	4,363	4,525	—	31,280
Prepaid expenses and other	15,114	2,868	1,986	(527)	19,441
Deferred income taxes	108,046	—	—	—	108,046
Current assets of discontinued operations	—	93,145	10,726	—	103,871

Total current assets	373,184	194,568	44,293	(527)	611,518
Property and equipment, net	33,483	21,081	9,141	—	63,705
Goodwill	311,336	151,324	59	—	462,719
Other assets—net	88,234	11,664	5	—	99,903
Deferred income taxes	53,015	—	—	—	53,015
Non-current assets of discontinued operations	—	4,212	2,370	—	6,582
Intercompany investments, advances and liabilities —net	499,919	(342,881)	(157,038)	—	—

Total assets	$1,359,171	$39,968	$(101,170)	$(527)	$1,297,442

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	41,102	30,385	9,889	—	81,376
Current portion of long-term debt	8	839	—	—	847
Accrued compensation and benefits	46,468	19,604	567	—	66,639
Other accrued liabilities	61,406	23,002	3,194	—	87,602
Current liabilities of discontinued operations	1,999	41,506	5,638	—	49,143

Total current liabilities	154,483	115,336	19,288	—	289,107

Long-term portion of amounts outstanding under line of credit	344,750	—	—	—	344,750
Other long-term debt	1,009	1,036	—	—	2,045
Other non-current liabilities	49,388	5,002	11	—	54,401
Non-current liabilities of discontinued operations	—	43,230	1,596	—	44,826
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	—	—	—	250,000
Stockholders’ equity (deficit)	559,541	(124,636)	(122,065)	(527)	312,313

Total liabilities and equity	$1,359,171	$39,968	$(101,170)	$(527)	$1,297,442

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(210)	$14,742	$(962)	$(548)	$13,022
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations	38,757	(14,160)	(6,073)	913	19,437

Net cash provided by (used for) continuing operations	38,547	582	(7,035)	365	32,459

Income (loss) from discontinued operations	—	(965)	809	—	(156)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(3,389)	(8,227)	(4,244)	—	(15,860)

Net cash used for discontinued operations	(3,389)	(9,192)	(3,435)	—	(16,016)

Net cash provided by (used for) operating activities	35,158	(8,610)	(10,470)	365	16,443

Cash Flows from Investing Activities:
Capital expenditures	(3,826)	(1,604)	(31)	—	(5,461)
Other investments	(93)	—	—	—	(93)
Proceeds (payments) on intercompany investments, advances and liabilities	(22,494)	10,755	12,104	(365)	—
Other	288	(129)	7	—	166

Net cash provided by (used for) investing activities	(26,125)	9,022	12,080	(365)	(5,388)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(250,054)	(375)	—	—	(250,429)
Issuance of senior subordinated notes and other debt additions	239,125	—	—	—	239,125
Deferred debt issuance costs	(7,727)	—	—	—	(7,727)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Decrease in restricted cash	394	—	—	—	394
Proceeds from stock issuances	1,935	—	—	—	1,935
Dividends paid	(344)	—	—	—	(344)
Other	3	(97)	(28)	—	(122)

Net cash used for financing activities	(21,020)	(472)	(28)	—	(21,520)

Effect of exchange rate changes on cash	—	—	(30)	—	(30)

Net increase (decrease) in cash and cash equivalents	(11,987)	(60)	1,552	—	(10,495)
Cash and cash equivalents at beginning of year	31,997	2,186	(60)	—	34,123

Cash and cash equivalents at end of period	$20,010	$2,126	$1,492	$—	$23,628

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:
Income from continuing operations	$3,680	$8,956	$267	$(236)	$12,667
Adjustments to reconcile income from continuing operations to net cash provided by (used for) continuing operations	44,924	(15,035)	(8,874)	236	21,251

Net cash provided by (used for) continuing operations	48,604	(6,079)	(8,607)	—	33,918

Loss from discontinued operations	(10,406)	(5,234)	(2,307)	—	(17,947)
Adjustments to reconcile loss from discontinued operations to cash provided by (used for) discontinued operations	27,607	(51,232)	(23,471)	—	(47,096)

Net cash provided by (used for) discontinued operations	17,201	(56,466)	(25,778)	—	(65,043)

Net cash provided by (used for) operating activities	65,805	(62,545)	(34,385)	—	(31,125)

Cash Flows from Investing Activities:
Capital expenditures	(5,882)	(3,792)	(797)	—	(10,471)
Acquisition of businesses, net of cash acquired	29,735	172	—	—	29,907
Proceeds from sales of investments and business	1,500	—	—	—	1,500
Other investments	(3,998)	—	—	—	(3,998)
Proceeds (payments) on intercompany investments, advances and liabilities	(81,059)	48,546	32,513	—	—
Other	2,358	58	(162)	—	2,254

Net cash provided by (used for) investing activities	(57,346)	44,984	31,554	—	19,192

Cash Flows from Financing Activities:
Retirements of debt	(3,203)	(845)	—	—	(4,048)
Additions to debt	20,000	—	—	—	20,000
Issuance of stock in subsidiaries	286	—	—	—	286
Deferred debt issuance costs	(8,706)	—	—	—	(8,706)
Increase in restricted cash	(1,104)	—	—	—	(1,104)
Proceeds from stock issuances	7,061	—	—	—	7,061
Dividends paid	(345)	—	—	—	(345)
Other	(24)	(883)	46	—	(861)

Net cash provided by (used for) financing activities	13,965	(1,728)	46	—	12,283

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	22,424	(19,289)	(2,789)	—	346
Cash and cash equivalents at beginning of year	14,462	4,563	(404)	—	18,621

Cash and cash equivalents at end of period	$36,886	$(14,726)	$(3,193)	$—	$18,967

THE TITAN CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Overview and Outlook

      We are a leading national security solutions provider for the Department of Defense, the Department of Homeland Security, intelligence and other U.S. government organizations and agencies.  We focus on the following four growing government market areas: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology, and Homeland Security and the War on Terrorism.

      Our revenues have grown internally and through our strategy of increasing our core competencies and expanding our customer base through acquiring government information technology companies as part of the general trend of the defense and government information technology industry consolidation.

      Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts.  Significant portions of our contracts are time and materials and cost reimbursement contracts.  We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts.  The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts.  The U.S. government also has awarded us fixed-price contracts.  Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit.  Of our total revenues from our government business in 2002, approximately 43% were generated by time and materials contracts, approximately 36% were generated by cost reimbursement contracts and approximately 21% were generated by fixed-price contracts.

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

Revenues

Three Months Ended June 30, 2002 and 2003:

      Second quarter consolidated revenues increased from $345.6 million in 2002 to $437.7 million in 2003, a 27% increase.  Increased revenues in several contracts with the intelligence community for technical and systems integration services contributed to the revenue growth, most notably the linguists contract with the Army’s Intelligence and Security Command, which provided increased revenues of approximately $24.5 million, and the Enterprise Architecture and Decision Support contract with the National Security Agency, which contributed increased revenues of approximately $4.9 million.  Continued growth under a contract to provide enterprise information technology support for the Special Forces Operations Command contributed approximately $11.5 million of increased revenues.  In addition, revenues increased due to increased demand for homeland security continuity of operations planning, emergency response training, and work for the Air Force Electronic Systems Center on a variety of technical, engineering, systems integration and acquisition support contracts.  Revenues from the Navy also increased in the second quarter due to work on development contracts for the Office of Naval Research, and increased work for the Naval Air Systems Command for systems integration, systems engineering and program support services.  Also, the acquisition of Wave Science, Inc. in the fourth quarter of 2002 contributed approximately $5.2 million to the revenue increase in the second quarter of 2003.  Aside from the linguist and enterprise information technology contracts mentioned above, which contributed 6.2% and 3.4% of total revenue, respectively, no single contract accounted for more than 2% of revenue in the second quarter of 2003.

Six Months ended June 30, 2002 and 2003:

      Consolidated revenues increased from $660.0 million in 2002 to $815.6 million in 2003, a 24% increase.  Revenues increased due to the increased work on the linguists contract with the Army’s Intelligence and Security Command, which contributed approximately $36.5 million, and due to the contract to provide enterprise information technology support for the Special Forces Operations Command which contributed approximately $24.1 million,  Revenues from the Navy also increased in the six months due to work on development contracts for the Office of Naval Research.  None of the other contracts contributing to the revenue increase provided more than 2% of revenue in the six months ended June 30, 2003.  The acquisitions of Wave Science, Inc., in the fourth quarter of 2002 and Jaycor, Inc. late in the first quarter of 2002 contributed an aggregate of approximately $21.4 million to the total revenue increase.

Selling, General and Administrative

Three Months Ended June 30, 2002 and 2003:

      Our SG&A expenses increased from $40.4 million in the second quarter of 2002, to $41.3 million in the second quarter of 2003, a 2.2% increase.  Included in SG&A was amortization of purchased intangibles of $1.3 million and $1.1 million, respectively, and deferred compensation amortization expense of $1.4 million and $2.8 million, respectively, in the quarters ended June 30, 2002 and 2003.  The increase in the deferred compensation in the quarter ended June 30, 2003 resulted from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  Excluding the amortization of purchased intangibles and deferred compensation, SG&A decreased as a percentage of revenues from 10.9% of revenues in the quarter ended June 30, 2002 to 8.5% in the quarter ended June 30, 2003.  The decrease is primarily attributable to overall increased economies of scale with higher revenues, as well as, cost reductions and facilities consolidation activities executed in 2002.

Six Months ended June 30, 2002 and 2003:

      Our SG&A expenses increased from $75.1 million in the six months ended June 30, 2002, to $80.8 million in the six months ended June 30, 2003, a 7.6% increase.  The increase is primarily a result of the increased revenues discussed above and increased deferred compensation amortization in 2003.  Included in SG&A was amortization of purchased intangibles of $2.7 million and $2.3 million, respectively, and deferred compensation amortization expense of $2.4 million and $5.7 million, respectively, in the six months ended June 30, 2002 and 2003.  The increase in the deferred compensation in the six months ended June 30, 2003 resulted from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  Excluding the amortization of purchased intangibles and deferred compensation, SG&A decreased as a percentage of revenues from 10.6% of revenues in the six months ended June 30, 2002 to 8.9% in the six months ended June 30, 2003.  The decrease in 2003 is primarily attributable to overall increased economies of scale with higher revenues, as well as cost reduction activities.

Research and Development

      Our R&D expenses stayed fairly constant year-to-year, going from $2.3 million in the second quarter of 2002 to $2.4 million in the second quarter of 2003 and from $4.8 million in the six months of 2002 to $4.7 million in the six months ended June 30, 2003.  As a percentage of revenues, R&D expenses remained at less than 1% in all periods.

      R&D expenses in the second quarter and first six months of 2003 were incurred primarily on the Company’s development of a low cost phased array radar system, satellite communications modems and the HF Manpack and portable radios.

Debt Extinguishment Costs

      In the three months and six months ended June 30, 2003, the Company recorded approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred financing costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period.  All debt extinguishment charges were recorded as a charge to income from continuing operations.

      Debt extinguishment charges of $9.4 million in the three and six months ended June 30, 2002, resulted from the Company’s extinguishment of its prior credit facility of $425 million with Credit Suisse First Boston.

Exit and Restructuring Charges and Other

      Exit and restructuring charges and other of $1.8 million and $3.3 million in the three and six months ended June 30, 2002, were related to the shut-down of Cayenta’s headquarters office and network operations center.

Operating Profit

       Our operating profit increased from operating profit of $24.3 million in the three months ended June 30, 2002 to operating profit of $28.8 million in the three months ended June 30, 2003.  Included in the operating results for the three months ended June 30, 2002 is deferred compensation amortization expense of $1.4 million, amortization of purchased intangibles of $1.3 million and exit and restructuring charges and other of $1.8 million.  Included in the operating results for the three months ended June 30, 2003 is deferred compensation amortization expense of $2.8 million and amortization of purchased intangibles of $1.1 million.  Excluding the impact of these charges, operating income increased from $28.9 million in the second quarter of 2002 to $32.7 million in the second quarter of 2003.  The year over year increase in overall operating profit was primarily due to the increase in revenues discussed above, offset in part by the Company’s non-core commercial electron beam medical products sterilization and mail sanitation business, which had particularly strong results in the second quarter of 2002 related to our contract with the United States Postal Service to deliver mail sanitation systems.  Operating margin in the second quarter of 2003 was adversely impacted by a $0.4 million loss in this business, compared to operating income of approximately $5.5 million in this business in the second quarter of 2002.

       Our operating profit increased from an operating profit of $46.6 million in the six months ended June 30, 2002 to operating profit of $49.5 million in the six months ended June 30, 2003.  Included in the operating results for the six months ended June 30, 2002 is deferred compensation amortization expense of $2.4 million, amortization of purchased intangibles of $2.7 million and exit and restructuring charges and other of $3.3 million.  Included in the operating results for the six months ended June 30, 2003 is deferred compensation amortization expense of $5.7 million and amortization of purchased intangibles of $2.3 million.  Excluding the impact of these charges, operating income increased from $55.0 million in the six months of 2002 to $57.4 million in the second quarter of 2003.  The year over year increase in overall operating profit was primarily related to the increase in revenues discussed above, offset in part by the Company’s non-core commercial electron beam medical products sterilization and mail sanitation business, which had particularly strong results in the six months of 2002 related to our contract with the United States Postal Service to deliver mail sanitation systems.  Operating margin in the six months ended June 30, 2003 was adversely impacted by a $1.4 million loss in this business, which experienced higher than expected costs in delivering medical sterilization systems to two customers, compared to operating income in this business of $9.7 million in the six months ended June 30, 2002.

Interest Expense, Net

      Our net interest expense increased from $7.6 million in the second quarter of 2002, to $7.9 million in the second quarter of 2003, due primarily to the higher interest rate on the Company’s senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced.  Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $341.6 million for the three months ended June 30, 2002, at a weighted average rate of 5.3%, compared to $363.2 million in the three months ended June 30, 2003, at weighted average interest rates of 4.6%.

      Our net interest expense decreased from $15.8 million in the six months ended June 30, 2002, to $15.4 million in the six months ended June 30, 2003.  Net interest expense decreased primarily as a result of reduced effective interest rates on our credit facility as well as an increase of interest income in 2003, partially offset by increased interest expense due to the higher interest rate on the Company’s senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced.  The increase in interest income was primarily related to interest income due from SureBeam on the outstanding balance of its credit facility.  Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $349.7 million for the six months ended June 30, 2002, at a weighted average rate of 5.2%, compared to $358.8 million in the six months ended June 30, 2003, at weighted average interest rates of 4.7%.

Income Taxes

      Consolidated income taxes reflect effective rates of 35% and 41% in the quarter and six months ended June 30, 2002, compared to 40% in the quarter and six months ended June 30, 2003.  The rates in the quarter and six months of 2002 and 2003 reflect the expected provision rates for each of the full fiscal years at the end of each of those periods.  The expected provision rates are impacted by any changes in the annual estimated book income and the estimated tax deductibility of certain operating expenses.

Income (Loss) From Discontinued Operations

      In the quarter ended June 30, 2002, loss from discontinued operations was $16.5 million, net of a tax benefit of $5.0 million.  The net loss was related to net operating losses of $9.9 million, $2.8 million, $2.2 million and $1.6 million in the Company’s SureBeam, Titan Wireless, LinCom Wireless, and commercial information technology businesses, respectively.

      In the quarter ended June 30, 2003, income from discontinued operations was $0.8 million, net of a tax benefit of $2.6 million.  The total tax benefit included a $2.3 million benefit recorded to reflect the estimated tax impact of the carrying value of certain assets related to the Company’s Cayenta business, which were previously reported as part of the Company’s Titan Technologies segment.  The net income included $0.2 million in net operating losses related to the exit of Titan Wireless, and $1.0 million in net operating income from the disposal or wind-down of the Company’s commercial information technology business and the LinCom Wireless business which were discontinued in the first and third quarters of 2002, inclusive of the $2.3 million benefit related to the Company’s Cayenta business noted above.

      In the six months ended June 30, 2002, loss from discontinued operations was $17.9 million, net of a tax benefit of $6.5 million.  The net loss was related to net operating losses of $9.9 million, $4.1 million, $3.4 million and $0.5 million in the Company’s SureBeam, LinCom Wireless, Titan Wireless, and commercial information technology businesses, respectively.

      In the six months ended June 30, 2003, loss from discontinued operations was $0.1 million, net of a tax benefit of $3.1 million, which included a tax credit of $2.3 million related to the Company’s Cayenta business noted above.  The net loss included $0.5 million in net operating losses related to the exit of the Company’s international telecommunications business, Titan Wireless, and $0.4 million in net operating income from the disposal or wind-down of the Company’s commercial information technology business and the LinCom Wireless business which were discontinued in the first and third quarters of 2002, which includes a tax benefit of $3.1 million.

Net Income (Loss)

      In the quarter ended June 30, 2002, we reported a net loss of $11.8 million, compared to net income of $5.9 million in the quarter ended June 30, 2003.  Loss from discontinued operations was $16.5 million in the quarter ended June 30, 2002, compared to income of $0.8 million in the quarter ended June 30, 2003.  Included in the results for the quarters ended June 30, 2002 and 2003 are debt extinguishment charges of $9.4 million and $12.4 million, respectively.

      In the six month period ended June 30, 2002, we reported a net loss of $45.4 million, compared to net income of $12.9 million in the six month period ended June 30, 2003.  Loss from discontinued operations was $17.9 million in the quarter ended June 30, 2002, compared to a loss of $0.2 million in the quarter ended June 30, 2003.  Included in the results for the six month periods ended June 30, 2002 and 2003 are debt extinguishment charges of $9.4 million and $12.4 million, respectively.  Included in the net loss for the six months ended June 30, 2002, is a charge of $40.1 million for the Company’s adoption of SFAS No. 142, all related to discontinued operations, which is reported as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash of approximately $32.5 million from our continuing operations during the six months ended June 30, 2003, primarily resulting from our core government business, net of an increase in receivable balances of approximately $12.9 million.  The increase in accounts receivable balances primarily reflects the growth in revenues over the first six months.  Our investing activities used net cash of approximately $5.4 million, primarily for capital expenditures.  Financing activities used $21.5 million, primarily from the increase in our senior credit facility used for the redemption of the HIGH TIDES and the deferred debt issuance costs related to the senior subordinated notes.  Proceeds from stock issuances, primarily the exercise of stock options, provided $1.9 million.

      At June 30, 2003, total borrowings under our senior credit facility were $387.4 million at a weighted average interest rate of 4.50%.  Commitments under letters of credit were $12.2 million at June 30, 2003, which reduces availability of senior credit facility, resulting in $82.8 million of borrowing availability on the senior credit facility at June 30, 2003.  Of the total borrowings, $3.5 million was short-term.  At June 30, 2003, the Company was in compliance with all financial covenants.

Senior Subordinated Notes

      On May 15, 2003, the Company sold $200 million of 8% senior subordinated notes due May 15, 2011 in a private placement (the “Notes”).  The Company used the net proceeds from the issuance of the 8% senior subordinated Notes, plus borrowings of $50 million made under our revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on June 4, 2003.  In what it considered favorable corporate bond market conditions, the Company made the decision to refinance the HIGH TIDES to eliminate the interest rate risk and potential dilution to stockholders associated with the mandatory remarketing feature of the HIGH TIDES.

      The Company will pay interest on the Notes semi-annually in arrears on May 15 and November 15 at the rate of 8% per annum.  The first scheduled interest payment date for the outstanding Notes is November 15, 2003.  The Company may redeem the Notes, in whole or in part, on or after May 15, 2007 at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any:

Year	Percentage

2007	104.0%
2008	102.0%
2009 and thereafter	100.0%

In addition, on or prior to May 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest.  The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness.  Each of the Company’s domestic subsidiaries other than Cayenta guarantees the Notes.  The guarantees are unsecured and rank equally with the guarantors' senior subordinated indebtedness.  The Notes and the guarantees are junior to all of the Company’s and the guarantors' senior indebtedness and senior to all of the Company’s and the guarantors' subordinated indebtedness.  Upon a change of control, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.

       The Company incurred approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred debt issuance costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period.  All extinguishment charges were recorded in the second quarter of 2003 as a charge to income from continuing operations.  Following the redemption of the HIGH TIDES, availability on the working capital line was reduced by $50 million for the borrowings on the Company’s revolving line of credit.

      The Company used $16.0 million for discontinued operations in the first six months of 2003 due primarily to payments for vendor and lease obligations, infusion of working capital, exit costs, and for operating losses.  In addition, the Company incurred $2.0 million for a deferred payment related to a prior year acquisition (see Note 6).

      Costs and expenses of $8.7 million related to the senior credit facility have been deferred and included in Other Assets at June 30, 2003 and will be amortized over the remaining term of the senior credit facility.  Costs and expenses of $5.2 million related to the issuance of the Notes have also been deferred and included in Other Assets at June 30, 2003, and will be amortized over the term of the Notes.

      Related to the Company’s contract with the national telephone company of Benin (the “OPT”), Titan has a $67.2 million gross receivable due from the OPT, which is reflected in Current Assets of Discontinued Operations as of June 30, 2003.  In addition, approximately $35.5 million was drawn on the non-recourse loan with the Africa Merchant Bank, which has been reflected in Non-Current Liabilities of Discontinued Operations in the accompanying consolidated balance sheet.  The $35.5 million drawn on the facility reflects the amount that has been funded by the Africa Merchant Bank to cover subcontract costs.  As of June 30, 2003, the carrying value, net of non-recourse debt, due on this contract was approximately $31.7 million.  During 2002, approximately $2.4 million was collected on the Company’s receivable from the OPT, and approximately $4.0 million has been collected in the six months ended June 30, 2003.  During the second quarter and six months of 2003, there was approximately $5.0 million in payments made on the non-recourse debt from cash generated from the OPT project.

      Titan is endeavoring to divest discontinued businesses through stock and asset sales, and is currently in negotiations with a number of potential buyers, including buyers interested in GlobalNet.  In the event that Titan is unsuccessful in its endeavors to sell GlobalNet, Titan may incur a net cash outlay of approximately $8.5 million, the net liability balance of GlobalNet, as well as potential unforeseen liabilities to shut down the business.  Titan may also incur unforeseen liabilities if it decides to shut down GlobalNet.

      The Company periodically re-evaluates the criteria for businesses held-for-sale under SFAS No. 144, and if such criteria are no longer met, the Company would be required to reclassify the operation and assets and liabilities of non-qualifying businesses into continuing operations.

      There are no Titan guarantees of debt, either directly or indirectly, associated with Ivoire Telecom or Sakon or any other unconsolidated subsidiaries other than approximately $1.4 million of equipment financing.

      The Company’s $50 million senior secured revolving loan commitment to SureBeam provides for borrowings up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  Our aggregate level of indebtedness, and our debt service requirements, may increase to the extent we loan additional funds to SureBeam under the credit facility. SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In addition, with some exceptions, including as described below in connection with our recent amendment to the credit agreement, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  In March 2003, Titan and SureBeam entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities during the period from March 2003 through September 2004 to make mandatory payments under the credit agreement.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under an Equipment Services Agreement between us and SureBeam executed in February 2002.  Interest is payable monthly beginning in January 2003.  As of June 30, 2003, SureBeam had borrowed $25 million on this facility.  On February 3, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission wherein SureBeam stated that they do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding.  Under the credit agreement, there are no funds available for borrowing during the third quarter of 2003, as SureBeam has not met the requisite  financial covenants required for further advances under the credit agreement.

      In addition, Titan has guaranteed certain lease obligations of SureBeam and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments we make reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.  The aggregate amount of the lease obligations Titan has guaranteed as of June 30, 2003 is approximately $22.7 million.  The leases extend through periods ending in 2020.  In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam’s equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, Web Bank.  As of June 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event Hawaii Pride defaults on the loan, Titan may be obligated to cover any defaults on the entire outstanding balance of the loan.

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

      Revenue recognition.  We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as units are delivered, in accordance with Statement of Position (SOP) 81-1.  Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods.  In 2002, approximately 21.1% of our revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method.  The remaining 78.9% of our revenues in 2002 were generated by cost reimbursement contracts and time and material contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

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

Item 4.  Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures.

      Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2003.

      Our management, including our chief executive officer and chief financial officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.  That evaluation did not identify any such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1.  Legal Proceedings.

      See Note 7 of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on June 3, 2003, the following matters were submitted and approved by shareholders:

1.	Election of Directors. The holders of proxies solicited by the Board cast the following votes (no other votes were cast):

	Affirmative	Negative/Abstaining

Michael B. Alexander	60,679,123	12,483,408
Edward H. Bersoff, Ph.D.	60,707,187	12,455,344
Joseph F. Caliguiri	72,133,220	1,029,311
Peter A. Cohen	71,741,928	1,420,603
Daniel J. Fink	71,705,407	1,457,124
Susan Golding	71,738,268	1,424,263
Robert M. Hanisee	71,743,889	1,418,642
Robert E. La Blanc	72,137,246	1,025,285
Gene W. Ray, Ph.D.	71,299,965	1,862,566
James Roth	72,137,210	1,025,321
Joseph R. Wright. Jr.	72,166,446	996,085

2.	Ratification of Selection of KPMG LLP as the Company's Auditors.

Affirmative Votes	71,260,817
Negative Votes	1,608,401
Abstaining and broker non-votes	293,313

Item 6.  Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the three months ended June 30, 2003, and through the date of this filing, the Company filed the following Forms 8-K:

	(1)	Current Report on Form 8-K dated and filed on July 9, 2003 to furnish certain financial information under “Item 5. Other Events and Required FD Disclosure”.

(2)

Current Report on Form 8-K dated July 24, 2003, and filed on August 11, 2003, to furnish Regulation FD Disclosure pursuant to “Item 12. Results of Operations and Financial Condition” on Form 8-K in accordance with the Securities and Exchange Commission’s Release Nos. 33-8216 and 34-47583.

THE TITAN CORPORATION
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2003	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President, Chief Financial Officer
	By:	/s/ DEANNA J. HOM

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
                          Note (5) Debt
                          Note (6) Other Financial Information
                          Note (7) Commitments and Contingencies
                          Note (8) Related Party Transactions
                          Note 9.  Guarantor Condensed Consolidating Financial Statements

        Item 2.  Management's Discussion And Analysis Of Financial Condition And Results of Operations.
        Item 4.  Controls and Procedures.

Part II — Other Information

        Item 1.  Legal Proceedings.
         Item 4.  Submission of Matters to a Vote of Security Holders.
         Item 6.  Exhibits and Reports on Form 8-K.

Signatures

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.