Form 10-Q
period 2003-09-30
TITAN CORP
filed 2003-11-10
CIK 32258

QuickLinks — Click here to rapidly navigate through this document!

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      The number of shares of registrant's common stock outstanding at October 24, 2003, was 81,462,655.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	$471,854	$352,819	$1,287,414	$1,012,798

Costs and expenses:
Cost of revenues	396,197	286,977	1,076,761	817,161
Selling, general and administrative	38,495	62,374	119,289	137,429
Research and development	3,075	2,279	7,799	7,051
Exit and restructuring charges and other (Note 3)	––	46,743	––	50,062
Merger related costs (Note 2)	750	—	750	—

Total costs and expenses	438,517	398,373	1,204,599	1,011,703

Operating profit (loss)	33,337	(45,554)	82,815	1,095
Interest expense	(9,127)	(8,262)	(25,909)	(24,270)
Interest income	768	565	2,199	816
Debt extinguishment costs (Notes 1 and 6)	—	—	(12,423)	(9,435)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	24,978	(53,251)	46,682	(31,794)
Income tax provision (benefit)	9,991	(19,735)	18,673	(10,945)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	14,987	(33,516)	28,009	(20,849)
Income (loss) from discontinued operations, net of tax benefit (Note 5)	190	(191,782)	34	(209,729)

Income (loss) before cumulative effect of change in accounting principle	15,177	(225,298)	28,043	(230,578)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations) (Note 4)	––	––	––	(40,111)

Net income (loss)	15,177	(225,298)	28,043	(270,689)
Dividend requirements on preferred stock	(172)	(172)	(516)	(517)

Net income (loss) applicable to common stock	$15,005	$(225,470)	$27,527	$(271,206)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$(0.43)	$0.35	$(0.28)
Income (loss) from discontinued operations, net of tax benefit	—	(2.46)	—	(2.79)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	—	—	—	(0.53)

Net income (loss)	$0.18	$(2.89)	$0.35	$(3.60)

Weighted average shares	80,210	77,820	79,374	75,270

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$(0.43)	$0.33	$(0.28)
Income (loss) from discontinued operations, net of tax benefit	—	(2.46)	––	(2.79)
Cumulative effect of change in accounting principle, net of tax benefit (discontinued operations)	––	—	––	(0.53)

Net income (loss)	$0.18	$(2.89)	$0.33	$(3.60)

Weighted average shares	84,210	77,820	82,296	75,270

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
  (in thousands, except share and per share data)

	September 30, 2003	December 31, 2002

Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$31,735	$34,123
Restricted cash	––	394
Accounts receivable — net	346,934	314,363
Inventories	31,500	31,280
Prepaid expenses and other	32,380	19,441
Deferred income taxes	101,360	108,046
Current assets of discontinued operations	73,135	103,871

Total current assets	617,044	611,518

Property and equipment — net	63,786	63,705
Goodwill	465,723	462,719
Other assets — net	85,192	99,903
Deferred income taxes	53,015	53,015
Non-current assets of discontinued operations	2,009	6,582

Total assets	$1,286,769	$1,297,442

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	71,878	81,376
Current portion of long-term debt	860	847
Accrued compensation and benefits	87,749	66,639
Other accrued liabilities	94,180	87,602
Current liabilities of discontinued operations	23,658	49,143

Total current liabilities	281,825	289,107

Long-term portion of amounts outstanding under line of credit	343,000	344,750
Senior subordinated notes	200,000	—
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated debentures of Titan	—	250,000
Other long-term debt	1,390	2,045
Other non-current liabilities	57,775	54,401
Non-current liabilities of discontinued operations	36,669	44,826

Total liabilities	920,659	985,129

Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,800 liquidation preference, designated 1,068,102 shares: 688,029 and 688,129 shares issued and outstanding	688	688
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 81,461,595 and 78,344,550 shares	815	783
Capital in excess of par value	666,985	647,752
Deferred compensation	(2,105)	(8,791)
Retained earnings (deficit)	(299,275)	(327,318)
Accumulated other comprehensive income (loss)	(185)	(132)
Treasury stock (265,124 and 245,750 shares), at cost	(813)	(669)

Total stockholders' equity	366,110	312,313

Total liabilities and stockholders' equity	$1,286,769	$1,297,442

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (in thousands of dollars)

	Nine months ended September 30,

	2003	2002

Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$28,009	$(20,849)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of effects of businesses acquired and sold:
Debt extinguishment costs	12,423	9,435
Depreciation and amortization	15,389	16,222
Deferred income taxes and other	19,416	(3,208)
Deferred compensation	6,686	24,851
Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
Accounts receivable	(37,902)	73,309
Inventories	1,911	(5,903)
Prepaid expenses and other assets	(5,001)	(6,316)
Accounts payable	(14,830)	(12,449)
Accrued compensation and benefits	27,637	4,503
Income taxes payable	––	(278)
Other liabilities	19,209	42,909

Net cash provided by continuing operations	72,947	122,226

Income (loss) from discontinued operations	34	(209,729)
Holdback payment related to prior year acquisition (Note 7)	(2,000)	—
Proceeds from divestiture of businesses (Note 5)	2,100	—
Deferred compensation charge attributable to discontinued operations	—	7,780
Minority interest attributable to discontinued operations	—	(130)
Issuance of stock in subsidiaries	—	172
Changes in net assets and liabilities of discontinued operations	(11,480)	84,024

Net cash used for discontinued operations	(11,346)	(117,883)

Net cash provided by operating activities	61,601	4,343

Cash Flows from Investing Activities:
Capital expenditures	(7,681)	(13,657)
Acquisition of businesses, net of cash acquired	(1,990)	27,856
Proceeds from sale of investments and business	––	6,917
Advances to SureBeam on line of credit	––	(20,000)
Other investments	(562)	(4,446)
Other	206	6,219

Net cash provided by (used for) investing activities	(10,027)	2,889

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(252,392)	(4,441)
Issuance of senior subordinated notes and other debt additions	200,000	20,000
Issuance of stock by subsidiaries	––	19
Deferred debt issuance costs	(8,814)	(8,848)
Debt extinguishment costs	(4,352)	—
Decrease (increase) in restricted cash	394	(1,104)
Proceeds from exercise of stock options and other	11,851	8,269
Dividends paid	(516)	(517)
Other	(80)	(110)

Net cash provided by (used for) financing activities	(53,909)	13,268

Effect of exchange rate changes on cash	(53)	(23)

Net increase (decrease) in cash and cash equivalents	(2,388)	20,477
Cash and cash equivalents at beginning of period	34,123	18,621

Cash and cash equivalents at end of period	$31,735	$39,098

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Nine Months Ended September 30, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		20	11,975				(144)	11,851
Shares issued for acquisition (Note 7)		3	3,256					3,259
Return of shares related to acquisition (Note 7)			(2,000)					(2,000)
Amortization of deferred compensation				6,686				6,686
Foreign currency translation adjustment						(53)		(53)
Shares contributed to employee benefit plans		9	6,518					6,527
Dividends on preferred stock - Cumulative convertible, $.75 per share			(516)					(516)
Net income					28,043			28,043

Balances at September 30, 2003	$688	$815	$666,985	$(2,105)	$(299,275)	$(185)	$(813)	$366,110

Nine Months Ended September 30, 2002
Balances at December 31, 2001	$690	$701	$586,802	$(34,519)	$(55,857)	$128	$(987)	$496,958
Spin-off of SureBeam			(124,722)	19,318				(105,404)
Issuance of stock for acquisitions		68	139,277				312	139,657
Exercise of stock options and other	(1)	9	8,261					8,269
Deferred compensation related to the issuance of stock options			29,690	(29,690)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				32,631				32,631
Foreign currency translation adjustment						(23)		(23)
Shares contributed to employee benefit plans		4	7,519				6	7,529
Dividends on preferred stock - Cumulative convertible, $.75 per share			(517)					(517)
Net loss					(270,689)			(270,689)

Balances at September 30, 2002	$689	$782	$645,681	$(11,631)	$(326,546)	$105	$(669)	$308,411

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

      Prior to the discontinuance of certain operations in 2002 and 2001, the Company grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed in Note 5, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” substantially all of the Company’s operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$15,177	$(225,298)	$28,043	$(270,689)
Less: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,348)	(960)	(1,978)	(3,084)

Net income (loss), pro forma	$13,829	$(226,258)	$26,065	$(273,773)

Earnings (loss) per share:
Basic as reported	$0.18	$(2.89)	$0.35	$(3.60)
Basic pro forma	$0.17	$(2.91)	$0.32	$(3.64)
Diluted as reported	$0.18	$(2.89)	$0.33	$(3.60)
Diluted pro forma	$0.16	$(2.91)	$0.31	$(3.64)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

      In April 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In accordance with SFAS 145 and APB 30, the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt.  The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations.  Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations.  See Note 6 for further discussion of the charges.

       In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  This standard requires Companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company does not have any immediate plans to initiate any activities in 2003 that would be included within the scope of this standard.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 effective July 1, 2003, and the adoption did not have a material impact on its consolidated financial position or results of operations.

Note (2) Planned Merger with Lockheed Martin Corporation

      Lockheed Martin Corporation (“Lockheed Martin”) and Titan have entered into a definitive agreement for Lockheed Martin to acquire Titan.  Under the merger agreement, stockholders of Titan may elect to receive $22 per share in cash, an equivalent amount of Lockheed Martin common stock, or a 50/50 combination of cash and Lockheed Martin common stock.  Stockholders who elect to receive all cash or stock will be subject to pro-ration, so that the aggregate amount of cash and stock paid will each equal 50 percent of the merger consideration.  The total value of this transaction, including the assumption of about $550 million of Titan debt, is approximately $2.4 billion before accumulated tax benefits.  The transaction has been approved by the boards of directors of each company and is expected to close in the first quarter of 2004, subject to approval by Titan stockholders, government regulatory reviews and other closing conditions described in the merger agreement.

      Among other terms, the merger agreement provides that the exchange rate for stockholders who receive stock will be determined by dividing $22 per share by the average of the daily high and low sales prices per share of Lockheed Martin common stock on the New York Stock Exchange (“NYSE”) composite transaction tape for the 10 trading days preceding the third trading day prior to the effective date of the merger, subject to specified collars. If the average price exceeds $58 per share (the "Upper Collar"), then the exchange rate will be calculated using the Upper Collar instead of the average price. If the average price is less than $46 per share (the "Lower Collar"), then the exchange rate will be calculated using the Lower Collar instead of the average price.  On October 15, 2003, Lockheed Martin filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed merger.

      On September 16, 2003, Titan announced that it intends to redeem all outstanding shares of its cumulative convertible preferred stock.  The redemption is being undertaken in anticipation of and as a condition to the close of the proposed merger with Lockheed Martin.  Subject to any prior approvals, the convertible preferred shares are redeemable at Titan's option at a redemption price of $20 per share, plus cumulative dividends in arrears.  Titan intends to redeem such shares, using available cash balances, in advance of the date to be set for the Titan stockholders' meeting for consideration of the proposed merger between Titan and Lockheed Martin.  Titan expects to deliver the requisite notice of redemption to holders of record of the convertible preferred stock by December 31, 2003, subject to the progression of the merger as planned.  Titan's redemption of its outstanding convertible preferred stock is a condition to closing the proposed merger with Lockheed Martin.  In addition, Titan must obtain a waiver or amendment to remove certain restrictive covenants of the $200 million subordinated notes as a condition to close.  The preferred stock is listed on the New York Stock Exchange under the symbol "TTN_p" and closed at $20.16 per share on November 6, 2003.

      Holders of Titan's convertible preferred stock also have an existing right to convert each of their shares into 0.781 shares of Titan's common stock.  The right to convert the convertible preferred stock will terminate at the close of business on the date of redemption to be fixed by Titan in the notice of redemption.

      As of September 30, 2003, there were 688,029 shares of convertible preferred stock outstanding.  To the extent that all of these shares are converted, then approximately 537,351 shares of Titan common stock would be issued.  Any shares of convertible preferred stock that are not converted will be redeemed.  Refer to Note 6 for a discussion of the impact of the proposed merger on Titan’s outstanding debt.

      In the quarter and nine months ended September 30, 2003, the Company incurred $0.8 million in transaction costs related to the planned merger, which are reflected as merger related costs in the accompanying consolidated statements of operations.

Note (3) Exit and Restructuring Charges and Other

      Included in the results of operations for the quarter and nine months ended September 30, 2002 are $46.7 million and $50.1 million, respectively, of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $38.7 million of restructuring charges for the quarter and nine months ended September 30, 2002 were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  Approximately $8.0 million and $11.4 million, for the quarter and nine months ended September 30, 2002, respectively, of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center.

      At September 30, 2003, accruals for all exit and restructuring charges totaled $29.7 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  These exit and restructuring activities were accounted for under EITF Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria.  Effective January 1, 2003, the Company was required to adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value.   As these restructuring activities were entered into prior to the Company’s adoption of SFAS No. 146, the Company accounted for these activities under EITF 94-3.  A summary of the utilization of exit and restructuring accruals during the nine months ended September 30, 2003 is as follows:

	Balance December 31, 2002	Cash paid 2003	Balance September 30, 2003

Titan Systems restructuring:
Estimated facilities consolidation costs	$32,072	$(3,668)	$28,404
Employee termination/retention costs and other	1,738	(1,738)	—

	33,810	(5,406)	28,404
Unsuccessful transaction costs	597	(597)	—

	34,407	(6,003)	28,404

Cayenta headquarters exit costs:
Lease commitment costs	3,217	(1,962)	1,255
Employee termination costs and other	243	(204)	39

	3,460	(2,166)	1,294

	$37,867	$(8,169)	$29,698

      At September 30, 2003, $16.8 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $12.9 million are included in Other Non-current Liabilities.  The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2003 and 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Note (4) Cumulative Effect of Change in Accounting Principle

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

      SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology.  The initial step requires the Company to assess whether indications of impairment exist.  If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

      In connection with the initial adoption of this standard as of January 1, 2002, during the first quarter of 2002, the Company’s independent valuation consultant, Bearing Point, completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, the Company completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for the measurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to an estimated fair value analysis as required by SFAS No. 142.  The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of the Cayenta business, approximately $14.9 million in the AverCom business, which was previously reported in the Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in the Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by the Company on March 1, 2002 with the remaining charge of $7.7 million related to the Company’s long distance telecommunications business that was discontinued in the third quarter of 2002.

      The Company performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year.  Based on management’s assessments at September 30, 2003, there were no indications of impairment.

Note (5) Discontinued Operations

      In August 2002, the Company’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell a remaining commercial information technology business, both of which were previously reported in the Company’s Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.  In October 2002, the LinCom Wireless business was shut down.  Titan is currently in negotiations with a number of potential buyers to sell the remaining commercial information technology business.

      In July 2002, the Company’s board of directors made the decision to exit all of its international telecommunications business through a combination of selling or winding down its operations within its Titan Wireless segment.  Titan began implementing these actions immediately and expects to complete these actions during 2003.  The Company has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.  In the second quarter of 2003, Titan sold its interest in Ivoire Telecom.  In the third quarter of 2003, Titan completed the sale of its GlobalNet business.  Payments received for the sale of GlobalNet consisted of approximately $2 million in cash and the buyer’s assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale.  Also during the third quarter of 2003, the Company settled and accelerated the collection of its receivable due from its customer in Nigeria, resulting in an aggregate cash collection of approximately $9.4 million and final payments expected in November 2003 of approximately $1.4 million, of which $0.6 million was collected in October 2003.  Finally, Titan executed a definitive agreement with its customer, the Office of Post and Telecommunications (OPT) of Benin, to transfer, among other things, the management and operation of the telecom project in Benin to the OPT.  As consideration for this settlement, Titan will be paid $29.5 million, of which $4.5 million was collected earlier this year, with the remaining $25 million required payment to be paid by the end of this year.  As part of this agreement, Titan will continue to have rights to share in the future net revenue stream generated by the project.  Titan’s rights to the net future revenue stream will commence after the net receipts of the project revenue stream have repaid in full the balance outstanding on the non-recourse loan owed to the syndicated bank.  In addition, the parties are currently in the process of restructuring the non-recourse debt to remove Titan as the borrower.  The parties expect that the restructuring should occur in the fourth quarter of 2003.  As of September 30, 2003, the remaining outstanding balance on the non-recourse loan was $35.5 million.   The gain from the disposition of the GlobalNet business was offset by impairment charges resulting from the terms of the agreements with the Company’s customers in Nigeria and Benin, and by charges accrued for the exit activities in Benin.

      During the first quarter of 2002, the Company’s board of directors made the decision to sell certain of its commercial information technology operations within its Cayenta segment and the AverCom business within the Titan Technologies segment.  In the third quarter of 2002, all of these operations were sold.

      In accordance with SFAS No. 144, all commercial operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.   SFAS No. 144 contains criteria that must be met for businesses to be classified as held-for-sale and recorded as discontinued operations.  The Company periodically re-evaluates those criteria for businesses held-for-sale, and if such criteria are no longer met, the Company would be required to reclassify the operations and assets and liabilities of non-qualifying businesses into continuing operations.  Management believes that all businesses currently held-for-sale meet this criteria and, therefore, have been reported as discontinued operations in accordance with SFAS No. 144.

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

      Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.  Titan extended a $50 million senior secured revolving credit line of which $25 million has been advanced and is outstanding as of September 30, 2003.  In addition, Titan has guaranteed certain lease obligations of SureBeam.  The aggregate amount of the lease obligations Titan has guaranteed as of September 30, 2003 is approximately $18.9 million.  The leases extend through periods ending in 2023.  In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam’s equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, Web Bank.  As of September 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan.  Refer to Note 9 for further discussion of Titan’s agreements with SureBeam and related to Hawaii Pride.

      Following is a summary by original business segment of the income (loss) from discontinued operations for 2003:

	Three months ended September 30, 2003

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Loss from discontinued operations	$(5,191)	$(2,600)	$—	$—	$(7,791)
Tax benefit	(6,942)	(1,039)	—	—	(7,981)

Net income (loss)	$1,751	$(1,561)	$—	$—	$190

	Nine months ended September 30, 2003

	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total

Loss from discontinued operations	$(6,108)	$(4,905)	$—	$—	$(11,013)
Tax benefit	(7,282)	(3,765)	—	—	(11,047)

Net income (loss)	$1,174	$(1,140)	$—	$—	$34

      Included in the results above for Titan Technologies for the nine months ended September 30, 2003, is a tax benefit of $2.3 million recorded in the second quarter of 2003 to reflect the estimated tax impact of adjusting the carrying value of certain assets which are currently held for sale related to a part of the Company’s remaining commercial information technology business that was formerly reported in the Company’s Titan Technologies segment.  The net income in Titan Wireless in the three and nine months ended September 30, 2003, is primarily a result of the gain on the sale of the GlobalNet business, for which a tax provision was not provided due to prior losses, including asset impairment charges, that were not previously tax benefited.  The gain from the disposition of GlobalNet was offset by impairment and exit charges and operating losses, for which a tax benefit of $7.3 million was provided.

Balance Sheet Summary

      The current and non-current assets and liabilities of each discontinued operation are as follows:

	As of September 30, 2003	As of December 31, 2002

Current assets of discontinued operations:
Titan Wireless	$61,830	$93,145
Cayenta	661	661
Titan Technologies	10,644	10,065

	$73,135	$103,871

Non-current assets of discontinued operations:
Titan Wireless	$—	$4,212
Cayenta	—	—
Titan Technologies	2,009	2,370

	$2,009	$6,582

Current liabilities of discontinued operations:
Titan Wireless	$14,826	$38,603
Cayenta	547	2,155
SureBeam	—	187
Titan Technologies	8,285	8,198

	$23,658	$49,143

Non-current liabilities of discontinued operations:
Titan Wireless	$35,456	$42,821
Cayenta	746	1,205
Titan Technologies	467	800

	$36,669	$44,826

      Included in the total assets of Titan Wireless as of September 30, 2003 are approximately $61.8 million of gross accounts receivable.  This balance includes approximately $25 million owed to Titan by the OPT, pursuant to the settlement agreement, plus approximately $35.5 million representing the amounts outstanding on the non-recourse loan drawn to cover subcontract costs on the project and $1.4 million due from Titan Wireless’s customer in Nigeria.  The $35.5 million that was drawn on the non-recourse loan facility with the bank syndicate is included in the non-current liabilities of discontinued operations.  During the nine months of 2003, there was approximately $5.1 million in payments made on the non-recourse debt from cash generated from the OPT project.  The current liabilities of $14.8 million of Titan Wireless include approximately $10.3 million of remaining exit costs.  As previously discussed, Titan expects to collect the remaining $1.4 million balance due from its customer in Nigeria in November 2003 and  expects to collect the $25 million due from the OPT by the end of 2003, pursuant to the terms of the settlement agreement.

      The current assets of Titan Technologies are primarily comprised of accounts receivable balances and prepaid assets.

Note (6) Debt

      At September 30, 2003, total borrowings outstanding under the Company's senior credit facility were $346.5 million at a weighted average interest rate of 4.45%.  Commitments under letters of credit were $9.5 million at September 30, 2003, which reduces availability of the senior credit facility, resulting in $125.5 million of borrowing availability on the senior revolver at September 30, 2003.  Of the total outstanding borrowings, $3.5 million was short-term.  At September 30, 2003, the Company was in compliance with all financial covenants under its various debt agreements.

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

      Prior to entering into the merger agreement with Lockheed Martin discussed in Note 2, the Company had filed a registration statement to offer a new series of 8% senior subordinated notes due 2011 that are registered under the Securities Act of 1933 for all of the currently outstanding Notes (“existing notes”).  On September 16, 2003, the Company terminated this exchange offer.  In connection with the proposed merger between Titan and Lockheed Martin, Titan and Lockheed Martin have agreed that they will commence a consent solicitation and a new offer to exchange, pursuant to which:

•

Titan and Lockheed Martin will commence an offer to exchange the existing notes for a new series of 8% senior subordinated notes due 2011 which shall have substantially identical terms as the existing notes as such notes are amended as provided below, except that the new notes will be registered under the Securities Act and will be guaranteed by Lockheed Martin;

•

the indenture governing the existing notes would be amended (i) so that the proposed merger between Titan and Lockheed Martin will not require a "change of control" offer to be made to the holders of the existing notes, (ii) to eliminate substantially all of the restrictive covenants contained in the indenture and (iii) to release all of the existing subsidiary guarantors of existing notes from their guarantee obligations;

•

the registration rights agreement entered into in connection with the initial issuance of the existing notes would be amended to (i) eliminate the provisions that could cause Titan to pay liquidated damages for certain types of defaults thereunder and (ii) provide that the registration rights agreement would be terminated upon the effectiveness of the new offer to exchange.

Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing notes began to accrue in October 2003 and will continue to accrue until the exchange and amendments described above become effective.

      The new offer to exchange the existing notes will be contingent upon the consummation of the proposed merger. The new offer to exchange will only be made pursuant to a prospectus, copies of which will be sent to the holders of the Notes when the offer is commenced.

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

      Deferred costs and expenses of $8.5 million related to the senior credit facility are included in Other Assets at September 30, 2003 and will be amortized over the remaining term of the senior credit facility.  Deferred costs and expenses of $5.9 million related to the issuance of the Notes are also included in Other Assets at September 30, 2003, and will be amortized over the term of the Notes.

Note (7) Other Financial Information

      The Company's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

      In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  The Company recognized approximately $0.6 million and $0.1 million as a reduction of costs against the deferred profit in the three months ended September 30, 2002 and 2003, respectively, and recognized approximately $1.9 million and $0.1 million as a reduction of costs against the deferred profit in the nine months ended September 30, 2002 and 2003, respectively.  The remaining amount of deferred profit of approximately $0.7 million at September 30, 2003 is estimated to reduce costs through 2007.

Earnings Per Share

      The following data summarize information relating to the per share computations for income from continuing operations before the cumulative effect of a change in accounting principle:

	Three months ended September 30, 2003			Three months ended September 30, 2002

	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations	$14,987			$(33,516)
Less preferred stock dividends	(172)			(172)

Basic EPS:
Income (loss) from continuing operations available to common stockholders	14,815	80,210	$0.18	(33,688)	77,820	$(0.43)
Effect of dilutive securities:
Stock options and warrants	—	4,000	—	—	––	—

Diluted EPS:
Income (loss) from continuing operations available to common stockholders	$14,815	84,210	$0.18	$(33,688)	77,820	$(0.43)

	Nine months ended September 30, 2003			Nine months ended September 30, 2002

	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$28,009			$(20,849)
Less preferred stock dividends	(516)			(517)

Basic EPS:
Income (loss) from continuing operations before cumulative effect of change in accounting principle available to common stockholders	27,493	79,374	$0.35	(21,366)	75,270	$(0.28)
Effect of dilutive securities:
Stock options and warrants	—	2,922	(0.02)	—	––	––

Diluted EPS:
Income (loss) from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$27,493	82,296	$0.33	$(21,366)	75,270	$(0.28)

      In the three months ended September 30, 2003, options and warrants to purchase approximately 1,576,300 shares of common stock at prices ranging from $15.88 to $29.74 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price.  For the three month period ended September 30, 2002, options and warrants to purchase approximately 2,870,000 shares of common stock at prices ranging from $1.04 to $10.37 per share were not included in the computation of diluted EPS due to the loss from continuing operations, and approximately 4,353,900 shares at prices ranging from $10.54 to $29.74 per share were not included in the computation as the effect would have been anti-dilutive due to the exercise price.

      In the nine months ended September 30, 2003, options and warrants to purchase approximately 3,195,800 shares of common stock at prices ranging from $11.57 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive due to the exercise price.  For the nine month period ended September 30, 2002, options and warrants to purchase approximately 3,648,300 shares of common stock at prices ranging from $1.04 to $13.72 per share were not included in the computation of diluted EPS due to the loss from continuing operations, and approximately 2,060,400 shares at prices ranging from $13.85 to $29.74 per share were not included in the computation as the effect would have been anti-dilutive due to the exercise price.

      Approximately 3,879,500 shares in the nine months ended September 30, 2003, that could have been issued from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive.  Approximately 6,776,500 shares in the three months and nine months ended September 30, 2002, that could have been issued from the potential conversion of the HIGH TIDES were not included in the computations, as their effect was anti-dilutive.  Approximately 537,400 shares of common stock in the three and nine month periods in 2003 and approximately 538,500 shares of common stock in the three and nine month periods in 2002 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive.  The primary change in potential dilution from 2002 to 2003 for the HIGH TIDES and preferred stock is the change in conversion ratios due to the SureBeam spin-off (see Note 5) and the extinguishment of the HIGH TIDES on May 15, 2003.

Select Balance Sheet Data

      Following are details concerning certain balance sheet data:

	September 30, 2003	December 31, 2002

Inventories:
Materials	$8,885	$11,213
Work-in-process	15,287	9,947
Finished goods	7,328	10,120

	$31,500	$31,280

Supplemental Cash Flow Information

      Supplemental disclosure of cash flow information:

	Nine months ended September 30,

	2003	2002

Noncash investing and financing activities:
Issuance of stock for acquisitions	$3,259	$139,657
Write-off of deferred debt issuance costs	8,071	9,435
Shares contributed to employee benefit plans	6,527	7,529
Shares tendered for stock option exercise	144	—
Write-off of deferred compensation related to discontinued operations	—	629
Deferred compensation related to the issuance of stock options	—	29,690

Cash paid for interest	$18,499	$25,575
Cash paid for (provided by) income tax	1,795	(8,591)

      In July 2003, the Company issued 350,000 shares of common stock and paid $0.2 million in cash of additional consideration related to the receipt of certain contract awards and the achievement of defined earnings levels on all contracts, respectively, related to the acquisition of International Systems in February 2002.  The value of the shares, in addition to the cash paid, were recorded as an increase to goodwill.  Also in the third quarter of 2003, the Company paid $1.8 million in cash related to the acquisition of Atlantic Aerospace Corporation in 1999, in full satisfaction of contingent consideration earned on contract awards in 2002.  This amount had been previously accrued.

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

      In addition, net cash proceeds of $27.9 million resulting from the acquisition of businesses, net of cash acquired, was reported for the nine months ended September 30, 2002.  This was primarily the result of cash acquired from Jaycor, which was a stock-for-stock merger completed in March 2002.

Note (8) Commitments and Contingencies

       During the first quarter of 2003, the Company entered into new long-term lease and sublease agreements for office space in Virginia and Maryland as part of the Company’s restructuring efforts to consolidate various facilities of its government business into centralized locations (see Note 3).  The lease and subleases in Virginia require future minimum lease payments of approximately $100.4 million over approximately 13 years, commencing at various dates from May 2003 through May 2004.  The lease in Maryland requires future minimum lease payments of approximately $45.8 million over 10 years, commencing approximately July 1, 2004.

       On August 16, 2002, Perimex International Corporation (“Perimex”) filed a complaint against Titan, our subsidiary, Titan Wireless, and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets.  The court denied Perimex's request for a preliminary injunction, sustained Titan’s and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  Perimex dismissed its complaint voluntarily without prejudice.  On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages.  The Company believes that Perimex's claims are without merit and the Company intends to defend its position vigorously.

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

      Titan and members of Titan’s board of directors have been named as defendants in a purported class action lawsuit filed by a holder of Titan common stock in California Superior Court, San Diego County on September 18, 2003 challenging the proposed merger of Titan with Lockheed Martin:  Norman v. The Titan Corporation, et al.  The complaint alleges that the defendants breached fiduciary duties.  The complaint contains a request for the court to prevent the completion of the merger.  Titan plans to contest vigorously the allegations contained in the complaint.

      In addition, on September 10, 2003, Titan was named as a defendant in a purported class action lawsuit filed by a holder of common stock of SureBeam Corporation, Titan’s former subsidiary.  The complaint alleges that Titan, as a “control person” of SureBeam within the meaning of the Securities Act, should be held liable for allegedly false and misleading statements contained in the prospectus issued in connection with SureBeam’s initial public offering, for which the plaintiffs seek statutory damages from Titan.  Certain of Titan’s current directors were also named as defendants in their capacity as directors of SureBeam.  Titan plans to contest vigorously the allegations contained in the complaint.

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

      Based upon current information available to the Company, in the opinion of management, the amount of ultimate liability or recovery with respect to these actions is not expected to materially affect our consolidated financial position or results of operations taken as a whole.   However, our evaluation of the likely impact of these actions could change in the future, and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

      Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse Titan for any payments Titan makes under these guarantees.  Any guarantee payments Titan makes reduce amounts available for future borrowing under the credit agreement.  The aggregate amount of the lease obligations Titan has guaranteed as of September 30, 2003 is approximately $18.9 million.  The leases extend through periods ending in 2023.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of September 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days.  In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride did not have sufficient cash resources to make its monthly principal and interest payment of $.05 million due in early November 2003.  Refer to Note 9 for further discussion of Titan’s guarantees related to Hawaii Pride and SureBeam.

Note (9) Related Party Transactions

Agreements With Executive Officers

      Change in Control Agreements. In March 2000, Titan entered into executive agreements with the Company’s Chairman of the Board, President and Chief Executive Officer (hereinafter referred to as the “CEO”) and the Company’s General Counsel, which provide special benefits after a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions as they related to the change in control caused by the proposed merger with Lockheed Martin.  Effective as of August 20, 2003, Titan also entered into an executive agreement with the Company’s Chief Financial Officer, which mirrors the executive agreement, as amended, for the Company’s General Counsel. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan (which will occur at the effective time of the proposed merger with Lockheed Martin) and (2) the executive is terminated by Titan (or, after the merger, by Lockheed Martin) other than for “Cause” (as defined in the agreements) or such executive terminates his employment for “Good Reason” (as defined in the agreements) within three years following such change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his “Highest Annual Bonus” (as defined in the agreements). Each executive will have a right under these agreements to resign for “Good Reason” at the effective time of the merger by virtue of the fact that Titan will cease to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive’s and his family’s welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive’s date of termination or, as applicable, the expiration of the executive’s continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full and will remain exercisable for the remainder of their original terms. Based on current compensation levels, the total estimated cost of the severance payments and continued welfare benefits payable to the CEO, the Company’s General Counsel and the Company’s Chief Financial Officer is, respectively, $5.5 million, $2.1 million and $2.0 million.  These estimates do not include any tax gross up payment which Titan (or, after the merger, Lockheed Martin) might be required to make pursuant to these agreements. Titan (or, after the merger, Lockheed Martin) will be obligated under these agreements to reimburse the CEO, the Company’s General Counsel and the Company’s Chief Financial Officer for all legal fees and all expenses which they incur in asserting or in defending their rights under these agreements.

Certain Relationships And Related Transactions

      In conjunction with Titan’s plan to exit its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (“Geolutions”) to assume and perform all of Titan Wireless’s outstanding warranty obligations.  Geolutions is a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan.  Titan has a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which is payable through mid 2004, the period over which Titan’s warranty obligations exist on its existing customer contracts.  The contract is cancelable by Titan under certain circumstances of non-performance by Geolutions.  In conjunction with Titan’s agreement with Geolutions, Titan has assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions.  If Geolutions fails to perform these contracted obligations, Titan Wireless remains obligated to perform them and may incur costs in excess of these contracted amounts.  In connection with Titan’s agreement in the third quarter of 2003 with its customer in Nigeria to settle and accelerate payment of the outstanding receivable balance due, Titan also amended its agreement with Geolutions to reduce its contract by $0.5 million for the remaining warranty obligations.

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

        Under the program the following transactions occurred (in whole shares and dollars):

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

      Credit Agreement.  The Company has extended a $50 million senior secured revolving loan commitment to SureBeam that allows SureBeam to borrow up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The loan is secured by a first priority lien on all of SureBeam’s assets.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  Under the credit agreement, there are no funds available for borrowing during the fourth quarter of 2003, as SureBeam has not met the requisite financial covenants required for further advances under the credit agreement.  As of September 30, 2003, SureBeam had borrowed $25 million on this facility, of which $10.3 million is reflected as a non-current asset in Other Assets and $14.7 million is reflected as a current asset in Prepaid Expenses and Other on the consolidated balance sheet, in accordance with the payment terms of the credit agreement.  In October 2003, Titan advanced approximately $0.9 million to SureBeam under a factoring arrangement with SureBeam for a receivable due from SureBeam’s customer in Vietnam.  Titan will be repaid upon SureBeam’s collection from its customer, which is expected to be in the fourth quarter of 2003.

      SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  In March 2003, SureBeam and Titan entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities to make mandatory payments under the credit agreement during the period of March 2003 through September 2004.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under an Equipment Services Agreement between the Company and SureBeam executed in February 2002.

      Titan has subleased to SureBeam approximately 63,800 square feet used for its service center in Sioux City, Iowa, as well as facilities in Dublin, California.  Generally, SureBeam is paying Titan sublease payments equal to Titan’s monthly expense under these leases plus a 10% markup.  SureBeam is obligated to continue to seek to have itself substituted as the direct lessee under each master lease so that the sublease can be terminated.  The aggregate amount due to Titan as of September 30, 2003 for future obligations under these sublease agreements for periods through 2010 is approximately $5.1 million.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse Titan for any payments Titan makes under these guarantees.  Any guarantee payments Titan makes reduce amounts available for future borrowing under the credit agreement.  The aggregate amount of the lease obligations Titan has guaranteed as of September 30, 2003 is approximately $18.9 million.  The leases extend through periods ending in 2023.

      In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam's equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, Web Bank.  As of September 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days.  In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride did not have sufficient cash resources to make its monthly principal and interest payment of $.05 million due in early November 2003.  Titan management is currently evaluating the possible courses of action that might result from this uncertainty including, among other things, making bridge loans to Hawaii Pride if and when needed, or allowing the bank to exercise its rights under the debt guarantee from Titan.  In the latter instance, Titan would acquire the operating assets of Hawaii Pride.  The current operating forecasts provided by Hawaii Pride indicate that it will generate sufficient cash flow from operations by the end of 2004 to service the debt payments due to Web Bank.  However, there can be no assurance that Hawaii Pride will be able to generate sufficient cash flow to service its debt obligations.  If unsuccessful, Titan might be required to record liabilities for its guarantees, and record assets related to any operating assets of Hawaii Pride which it acquires.

      Under Financial Interpretation No. 45, Titan is required to assess and record the fair value of all such guarantees made.  As of September 30, 2003, Titan has not assigned any fair value to these guarantees.  Based on preliminary evaluations, the fair value of all guarantees appears to be immaterial.

      On October 22, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission (SEC) wherein SureBeam stated, among other things, that as of September 30, 2003 it had cash and cash equivalents of approximately $3.6 million, as compared with $27.3 million at December 31, 2002 and $11.8 million at June 30, 2003.  SureBeam disclosed that it has implemented a cost reduction plan and is studying its business model to identify further non-essential expenditures; however, it expects to sustain continued losses and negative cash flow from operations through 2004 or longer.  As a result of its continued losses and current cash resources, SureBeam stated that it would need to raise additional funds through public or private equity or debt financings.  On October 23, 2003, SureBeam filed a Form 8-K/A with the SEC stating that it entered into agreements to issue 673 shares of newly created Preferred Stock for an aggregate sales price of $5 million, with expected net proceeds of $4.6 million.  Including the anticipated net proceeds of the offering, as of October 23, 2003, SureBeam reported it had available cash of approximately $7.6 million.  On October 27, 2003, SureBeam announced that its stock would be delisted from the NASDAQ Stock Market because it failed to file its quarterly earnings report as required.  SureBeam also had disclosed that being delisted could hurt its ability to raise additional cash by issuing stock.

      SureBeam also disclosed that is was pursuing efforts to raise additional funds through public or private equity or debt financings, collaborative relationships or other arrangements within the next few months in order to execute its business strategy and continue its operations.  In the event that SureBeam is unsuccessful in its efforts to raise additional funds, SureBeam may be unable to make payments in accordance with the payment terms on its credit facility from Titan.  Consequently, Titan may be required to record impairment charges on the carrying value of its loan to SureBeam and may be required to make payments on leases it has guaranteed on behalf of SureBeam and may be unable to collect amounts due from SureBeam under sublease agreements.  At this time, Titan cannot determine whether or not SureBeam will be successful in its endeavors to raise additional funds.  However, it is anticipated that the outcome of SureBeam’s efforts to raise funds will become known in the next several months.  When known, Titan will then be able to assess the effects of such outcome.  However, there can be no assurance that SureBeam will be successful in these endeavors, and if unsuccessful, Titan might be required to record asset impairments and/or liabilities for guarantees.  Also, SureBeam cannot sell additional equity without Titan’s consent.  Titan does not currently believe it will withhold such consent.

      Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  Titan has agreed to pay SureBeam for any tax benefits we realized through our use of net operating losses generated by SureBeam while it was a member of Titan’s consolidated group for federal income tax purposes.  Through 2001, Titan utilized net operating losses previously generated by SureBeam which resulted in an estimated liability of approximately $6.2 million.  For 2002, the Company has utilized net operating losses previously generated by SureBeam resulting in a liability of approximately $1.4 million.  As of September 30, 2003, all amounts have been accrued related to the estimated liability related to the utilization of the net operating losses previously generated by SureBeam.  Payment is due the earlier of the first year in which SureBeam could have used those losses to reduce its taxes or when the net operating losses expire.  SureBeam has not generated taxable income since its inception, and Titan does not know if and when SureBeam will generate taxable income and, accordingly, when such payment will become due.  The net operating losses generated in 2001 and 2002 expire in 2021 and 2022, respectively.

      Other Agreements.  In connection with the license Titan purchased to use SureBeam’s intellectual property, the remaining unamortized balance of $7.1 million at September 30, 2003, is reflected as a non-current asset in Other Assets in the consolidated balance sheet.  The license is being amortized over a 15 year life, the average life of the related patents.

      Titan has agreed to purchase all of its requirements for electron beam accelerators from SureBeam through December 31, 2003 unless SureBeam does not offer competitive pricing or cannot meet required delivery schedules.  The equipment and services are priced at SureBeam’s cost plus a 20% markup, unless Titan agrees to an alternative pricing arrangement for a purchase order.

Note (10) Guarantor Condensed Consolidating Financial Statements

      As discussed in Note 6, on May 15, 2003, the Company sold $200 million of 8% senior subordinated notes in a private placement.  The Company used the net proceeds from the issuance of the 8% senior subordinated notes, plus borrowings of $50 million made under our revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on June 4, 2003.

      Following are consolidating condensed balance sheets as of December 31, 2002 and September 30, 2003 (unaudited), and unaudited statements of operations for the three months and nine months ended 2002 and 2003, and statements of cash flows for the nine months ended September 30, 2002 and 2003 for the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as defined below.  The following consolidated condensed financial statements present financial information for:

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

      The classification of operating entities within each of the columns is based on the legal status of the entity as of September 30, 2003.  Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of September 30, 2003 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended September 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$278,268	$187,288	$12,262	$(5,964)	$471,854

Costs and expenses:
Cost of revenues	232,090	157,106	12,782	(5,781)	396,197
Selling, general and administrative	26,750	12,179	(434)	—	38,495
Research and development	1,254	1,821	—	—	3,075
Merger related costs	750	—	—	—	750

Total costs and expenses	260,844	171,106	12,348	(5,781)	438,517

Operating profit (loss)	17,424	16,182	(86)	(183)	33,337
Interest expense	(9,062)	(41)	(24)	—	(9,127)
Interest income	754	14	—	—	768

Income (loss) from continuing operations before income taxes	9,116	16,155	(110)	(183)	24,978
Income tax provision (benefit)	3,646	6,462	(44)	(73)	9,991

Income (loss) from continuing operations	5,470	9,693	(66)	(110)	14,987
Income (loss) from discontinued operations, net of taxes	(278)	1,394	(926)	—	190

Earnings (loss) before equity in earnings of subsidiaries	5,192	11,087	(992)	(110)	15,177
Equity in earnings of subsidiaries	10,095	—	—	(10,095)	—

Net earnings (loss)	$15,287	$11,087	$(992)	$(10,205)	$15,177

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$794,622	$478,660	$27,905	$(13,773)	$1,287,414

Costs and expenses:
Cost of revenues	662,209	401,615	25,614	(12,677)	1,076,761
Selling, general and administrative	83,525	31,778	3,986	—	119,289
Research and development	3,479	4,320	—	—	7,799
Merger related costs	750	—	—	—	750

Total costs and expenses	749,963	437,713	29,600	(12,677)	1,204,599

Operating profit (loss)	44,659	40,947	(1,695)	(1,096)	82,815
Interest expense	(25,617)	(266)	(26)	—	(25,909)
Interest income	2,148	44	7	—	2,199
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	8,767	40,725	(1,714)	(1,096)	46,682
Income tax provision (benefit)	3,507	16,290	(686)	(438)	18,673

Income (loss) from continuing operations	5,260	24,435	(1,028)	(658)	28,009
Income (loss) from discontinued operations, net of taxes	(278)	429	(117)	—	34

Earnings (loss) before equity in earnings of subsidiaries	4,982	24,864	(1,145)	(658)	28,043
Equity in earnings of subsidiaries	23,719	—	—	(23,719)	—

Net earnings (loss)	$28,701	$24,864	$(1,145)	$(24,377)	$28,043

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended September 30, 2002
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$239,665	$108,019	$8,864	$(3,729)	$352,819

Costs and expenses:
Cost of revenues	195,830	87,340	6,431	(2,624)	286,977
Selling, general and administrative	52,016	8,516	1,506	336	62,374
Research and development	1,069	1,210	—	—	2,279
Exit and restructuring charges and other	38,677	—	8,066	—	46,743

Total costs and expenses	287,592	97,066	16,003	(2,288)	398,373

Operating profit (loss)	(47,927)	10,953	(7,139)	(1,441)	(45,554)
Interest expense	(8,141)	(121)	—	—	(8,262)
Interest income	540	25	—	—	565

Income (loss) from continuing operations before income taxes	(55,528)	10,857	(7,139)	(1,441)	(53,251)
Income tax provision (benefit)	(19,712)	2,955	(2,401)	(577)	(19,735)

Income (loss) from continuing operations	(35,816)	7,902	(4,738)	(864)	(33,516)
Loss from discontinued operations, net of taxes	(6,707)	(151,531)	(33,544)	—	(191,782)

Loss before equity in losses of subsidiaries	(42,523)	(143,629)	(38,282)	(864)	(225,298)
Equity in losses of subsidiaries	(181,911)	(20,930)	—	202,841	—

Net loss	$(224,434)	$(164,559)	$(38,282)	$201,977	$(225,298)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)
	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$698,608	$301,263	$23,016	$(10,089)	$1,012,798

Costs and expenses:
Cost of revenues	566,662	245,243	13,668	(8,412)	817,161
Selling, general and administrative	106,250	26,398	4,781	—	137,429
Research and development	3,450	3,601	—	—	7,051
Exit and restructuring charges and other	38,677	—	11,385	—	50,062

Total costs and expenses	715,039	275,242	29,834	(8,412)	1,011,703

Operating profit (loss)	(16,431)	26,021	(6,818)	(1,677)	1,095
Interest expense	(23,904)	(366)	—	—	(24,270)
Interest income	763	53	—	—	816
Debt extinguishment costs	(9,435)	—	—	—	(9,435)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(49,007)	25,708	(6,818)	(1,677)	(31,794)
Income tax provision (benefit)	(16,871)	8,850	(2,347)	(577)	(10,945)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(32,136)	16,858	(4,471)	(1,100)	(20,849)
Loss from discontinued operations, net of taxes	(17,113)	(156,765)	(35,851)	—	(209,729)

Loss before cumulative effect of change in accounting principle	(49,249)	(139,907)	(40,322)	(1,100)	(230,578)
Cumulative effect of change in accounting principle, net of tax benefit	(9,414)	—	(30,697)	—	(40,111)

Loss before equity in losses of subsidiaries	(58,663)	(139,907)	(71,019)	(1,100)	(270,689)
Equity in losses of subsidiaries	(210,926)	(27,890)	—	238,816	—

Net loss	$(269,589)	$(167,797)	$(71,019)	$237,716	$(270,689)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of September 30, 2003
(Unaudited)
  (In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets
Current Assets:
Cash and cash equivalents	$35,550	$(6,230)	$2,415	$—	$31,735
Accounts receivable—net	190,849	131,586	24,499	—	346,934
Inventories	18,550	5,847	7,103	—	31,500
Prepaid expenses and other	25,356	6,927	1,193	(1,096)	32,380
Deferred income taxes	101,360	—	—	—	101,360
Current assets of discontinued operations	—	61,830	11,305	—	73,135

Total current assets	371,665	199,960	46,515	(1,096)	617,044
Property and equipment, net	31,844	19,561	12,381	—	63,786
Goodwill	314,196	151,468	59	—	465,723
Other assets—net	68,027	17,160	5	—	85,192
Deferred income taxes	53,015	—	—	—	53,015
Non-current assets of discontinued operations	—	—	2,009	—	2,009
Intercompany investments, advances and liabilities —net	500,817	(332,158)	(168,570)	(89)	—

Total assets	$1,339,564	$55,991	$(107,601)	$(1,185)	$1,286,769

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	38,696	29,939	3,243	—	71,878
Current portion of long-term debt	110	750	—	—	860
Accrued compensation and benefits	57,955	28,365	1,429	—	87,749
Other accrued liabilities	52,881	38,823	2,476	—	94,180
Current liabilities of discontinued operations	1,665	16,945	5,048	—	23,658

Total current liabilities	154,807	114,822	12,196	—	281,825

Long-term portion of amounts outstanding under line of credit	343,000	—	—	—	343,000
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	828	562	—	—	1,390
Other non-current liabilities	49,652	4,923	3,200	—	57,775
Non-current liabilities of discontinued operations	—	35,456	1,213	—	36,669

Total liabilities	748,287	155,763	16,609	—	920,659

Stockholders’ equity (deficit)	591,277	(99,772)	(124,210)	(1,185)	366,110

Total liabilities and equity	$1,339,564	$55,991	$(107,601)	$(1,185)	$1,286,769

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets
Current Assets:
Cash and cash equivalents	$31,997	$2,186	$(60)	$—	$34,123
Restricted cash	394	—	—	—	394
Accounts receivable—net	195,241	92,006	27,116	—	314,363
Inventories	22,392	4,363	4,525	—	31,280
Prepaid expenses and other	15,114	2,868	1,986	(527)	19,441
Deferred income taxes	108,046	—	—	—	108,046
Current assets of discontinued operations	—	93,145	10,726	—	103,871

Total current assets	373,184	194,568	44,293	(527)	611,518
Property and equipment, net	33,483	21,081	9,141	—	63,705
Goodwill	311,336	151,324	59	—	462,719
Other assets—net	88,234	11,664	5	—	99,903
Deferred income taxes	53,015	—	—	—	53,015
Non-current assets of discontinued operations	—	4,212	2,370	—	6,582
Intercompany investments, advances and liabilities —net	499,919	(342,881)	(157,038)	—	—

Total assets	$1,359,171	$39,968	$(101,170)	$(527)	$1,297,442

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	41,102	30,385	9,889	—	81,376
Current portion of long-term debt	8	839	—	—	847
Accrued compensation and benefits	46,468	19,604	567	—	66,639
Other accrued liabilities	61,406	23,002	3,194	—	87,602
Current liabilities of discontinued operations	1,999	41,506	5,638	—	49,143

Total current liabilities	154,483	115,336	19,288	—	289,107

Long-term portion of amounts outstanding under line of credit	344,750	—	—	—	344,750
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	—	—	—	250,000
Other long-term debt	1,009	1,036	—	—	2,045
Other non-current liabilities	49,388	5,002	11	—	54,401
Non-current liabilities of discontinued operations	—	43,230	1,596	—	44,826

Total liabilities	799,630	164,604	20,895	—	985,129

Stockholders’ equity (deficit)	559,541	(124,636)	(122,065)	(527)	312,313

Total liabilities and equity	$1,359,171	$39,968	$(101,170)	$(527)	$1,297,442

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:
Income (loss) from continuing operations	$5,260	$24,435	$(1,028)	$(658)	$28,009
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations	67,903	(15,216)	(8,318)	569	44,938

Net cash provided by (used for) continuing operations	73,163	9,219	(9,346)	(89)	72,947

Income (loss) from discontinued operations	(278)	429	(117)	—	34
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(10,720)	3,192	(3,852)	—	(11,380)

Net cash provided by (used for) discontinued operations	(10,998)	3,621	(3,969)	—	(11,346)

Net cash provided by (used for) operating activities	62,165	12,840	(13,315)	(89)	61,601

Cash Flows from Investing Activities:
Capital expenditures	(5,464)	(2,161)	(56)	—	(7,681)
Acquisition of businesses	(1,990)	—	—	—	(1,990)
Other investments	(562)	—	—	—	(562)
Proceeds (payments) on intercompany investments, advances and liabilities	2,406	(18,426)	15,931	89	—
Other	159	40	7	—	206

Net cash provided by (used for) investing activities	(5,451)	(20,547)	15,882	89	(10,027)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(251,829)	(563)	—	—	(252,392)
Issuance of senior subordinated notes and other debt additions	200,000	—	—	—	200,000
Deferred debt issuance costs	(8,814)	—	—	—	(8,814)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Decrease in restricted cash	394	—	—	—	394
Proceeds from stock issuances	11,851	—	—	—	11,851
Dividends paid	(516)	—	—	—	(516)
Other	105	(146)	(39)	—	(80)

Net cash used for financing activities	(53,161)	(709)	(39)	—	(53,909)

Effect of exchange rate changes on cash	—	—	(53)	—	(53)

Net increase (decrease) in cash and cash equivalents	3,553	(8,416)	2,475	—	(2,388)
Cash and cash equivalents at beginning of year	31,997	2,186	(60)	—	34,123

Cash and cash equivalents at end of period	$35,550	$(6,230)	$2,415	$—	$31,735

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(32,136)	$16,858	$(4,471)	$(1,100)	$(20,849)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations	148,688	2,975	(9,688)	1,100	143,075

Net cash provided by (used for) continuing operations	116,552	19,833	(14,159)	—	122,226

Loss from discontinued operations	(17,113)	(156,765)	(35,851)	—	(209,729)
Adjustments to reconcile loss from discontinued operations to cash used for discontinued operations	(57,281)	131,673	17,454	—	91,846

Net cash used for discontinued operations	(74,394)	(25,092)	(18,397)	—	(117,883)

Net cash provided by (used for) operating activities	42,158	(5,259)	(32,556)	—	4,343

Cash Flows from Investing Activities:
Capital expenditures	(7,969)	(4,749)	(939)	—	(13,657)
Acquisition of businesses, net of cash acquired	27,684	172	—	—	27,856
Proceeds from sales of investments and business	6,917	—	—	—	6,917
Advances to SureBeam on line of credit	(20,000)	—	—		(20,000)
Other investments	(4,446)	—	—	—	(4,446)
Proceeds (payments) on intercompany investments, advances and liabilities	(38,393)	7,257	31,136	—	—
Other	4,701	57	1,461	—	6,219

Net cash provided by (used for) investing activities	(31,506)	2,737	31,658	—	2,889

Cash Flows from Financing Activities:
Retirements of debt	(3,409)	(1,032)	—	—	(4,441)
Additions to debt	20,000	—	—	—	20,000
Issuance of stock by subsidiaries	19	—	—	—	19
Deferred debt issuance costs	(8,848)	—	—	—	(8,848)
Increase in restricted cash	(1,104)	—	—	—	(1,104)
Proceeds from stock issuances	8,269	—	—	—	8,269
Dividends paid	(517)	—	—	—	(517)
Other	53	(197)	34	—	(110)

Net cash provided by (used for) financing activities	14,463	(1,229)	34	—	13,268

Effect of exchange rate changes on cash	—	—	(23)	—	(23)

Net increase (decrease) in cash and cash equivalents	25,115	(3,751)	(887)	—	20,477
Cash and cash equivalents at beginning of year	14,462	4,563	(404)	—	18,621

Cash and cash equivalents at end of period	$39,577	$812	$(1,291)	$—	$39,098

Note (11) Subsequent Event

      On November 3, 2003, the Company acquired Advent Systems, which provides intelligence, surveillance, reconnaissance, support and mission planning services to the U.S. government, for total cash consideration of approximately $12 million, net of cash acquired.  The acquisition will further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.

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

Recent Event

      Lockheed Martin Corporation (“Lockheed Martin”) and Titan have entered into a definitive agreement for Lockheed Martin to acquire Titan.  Under the merger agreement, stockholders of Titan may elect to receive $22 per share in cash, an equivalent amount of Lockheed Martin common stock or a 50/50 combination of cash and Lockheed Martin common stock.  Stockholders who elect to receive all cash or stock will be subject to pro-ration, so that the aggregate amount of cash and stock paid will each equal 50 percent of the merger consideration.  The total value of this transaction, including the assumption of about $550 million of Titan debt, is approximately $2.4 billion before accumulated tax benefits.  The transaction has been approved by the boards of directors of each company and is expected to close in the first quarter of 2004, subject to approval by Titan stockholders, government regulatory reviews and other closing conditions described in the merger agreement.

      Among other terms, the merger agreement provides that the exchange rate for stockholders who receive stock will be determined by dividing $22 per share by the average of the daily high and low sales prices per share of Lockheed Martin common stock on the New York Stock Exchange (“NYSE”) composite transaction tape for the 10 trading days preceding the third trading day prior to the effective date of the merger, subject to specified collars.  If the average price exceeds $58 per share (the "Upper Collar"), then the exchange rate will be calculated using the Upper Collar instead of the average price.  If the average price is less than $46 per share (the "Lower Collar"), then the exchange rate will be calculated using the Lower Collar instead of the average price.

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

Revenues

Three Months Ended September 30, 2002 and 2003:

      Consolidated revenues for the three months ended September 30 increased from $352.8 million in 2002 to $471.9 million in 2003, a 34% increase.  Increased revenues in several contracts with the intelligence community for technical and systems integration services contributed in part to the revenue growth, most notably the linguists contract with the Army’s Intelligence and Security Command, which provided increased revenues of approximately $39 million, and the Enterprise Architecture and Decision Support contract with the National Security Agency, which contributed increased revenues of approximately $6 million.  Continued growth under a contract to provide enterprise information technology support for the Special Forces Operations Command contributed approximately $8 million of increased revenues.  In addition, revenues increased due to increased demand for homeland security continuity of operations planning, emergency response training, and work for the Air Force Electronic Systems Center on a variety of technical, engineering, systems integration and acquisition support contracts.  Revenues from the Navy also increased in the third quarter due to work on development contracts for the Office of Naval Research, which resulted in $12 million of increased revenues, and increased work for the Naval Air Systems Command for systems integration, systems engineering and program support services.  Aside from the linguist and enterprise information technology contracts mentioned above, which contributed 8.9% and 3.8% of total revenue, respectively, no single contract accounted for more than 2% of revenue in the third quarter of 2003.

Nine Months ended September 30, 2002 and 2003:

      Consolidated revenues for the nine months ended September 30 increased from $1.0 billion in 2002 to $1.3 billion in 2003, a 27% increase.  Revenues increased in part due to the increased work on the linguists contract with the Army’s Intelligence and Security Command, which contributed increased revenues of approximately $75 million, and due to the contract to provide enterprise information technology support for the Special Forces Operations Command which contributed approximately $32 million.  Revenues from the Navy also increased $23 million in the nine months due to work on development contracts for the Office of Naval Research.  Aside from the linguist and enterprise information technology contracts mentioned above, which contributed 6.4% and 3.5%, respectively, no single contract accounted for more than 2% of revenue in the nine months ended September 30, 2003.  The acquisitions of Wave Science, Inc., in the third quarter of 2002 and Jaycor, Inc., late in the first quarter of 2002, contributed an aggregate of approximately $19 million to the total revenue increase.

Selling, General and Administrative

Three Months Ended September 30, 2002 and 2003:

      Our SG&A expenses decreased from $62.4 million in the third quarter of 2002 to $38.5 million in the third quarter of 2003, a 38% decrease.  The decrease is primarily attributable to decreased deferred compensation expense in 2003.  Included in SG&A was amortization of purchased intangibles of $1.5 million and $1.1 million, respectively, and deferred compensation amortization expense of $22.4 million and $1.0 million, respectively, in the quarters ended September 30, 2002 and 2003.  Deferred compensation in the quarter ended September 30, 2002 included $21.3 million resulting from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002.  The merger triggered a $21.3 million one-time deferred compensation charge when all outstanding Titan Systems stock options were exchanged for Titan Corporation stock options in the third quarter of 2002, compared with $0.5 million of amortization related to these options in the third quarter of 2003.  Excluding the amortization of purchased intangibles and deferred compensation, SG&A decreased from $38.4 million in the third quarter of 2002 to $36.4 million in the third quarter of 2003, and as a percentage of revenues from 10.9% of revenues in the quarter ended September 30, 2002 to 7.7% in the quarter ended September 30, 2003.  The decrease is primarily attributable to overall increased economies of scale with higher revenues, as well as cost reductions and facilities consolidation activities executed in 2002.

Nine Months ended September 30, 2002 and 2003:

      Our SG&A expenses decreased from $137.4 million in the nine months ended September 30, 2002, to $119.3 million in the nine months ended September 30, 2003, a 13.2% decrease.  The decrease is primarily a result of the decreased deferred compensation amortization in 2003.  Included in SG&A was amortization of purchased intangibles of $4.2 million and $3.3 million, respectively, and deferred compensation amortization expense of $24.9 million and $6.7 million, respectively, in the nine months ended September 30, 2002 and 2003.  Deferred compensation in the nine months ended September 30, 2002 included $21.3 million resulting from the merger of Titan’s defense subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options, compared with $4.3 million of amortization related to these options in the nine months of 2003.  Excluding the amortization of purchased intangibles and deferred compensation, SG&A increased slightly from $108.4 million in the nine months of 2002 to $109.3 million in the nine months of 2003 and decreased as a percentage of revenues from 10.7% of revenues in the nine months ended September 30, 2002 to 8.5% in the nine months ended September 30, 2003.  The decrease as a percentage of revenues in 2003 is primarily attributable to overall increased economies of scale with higher revenues, as well as cost reduction activities.

Research and Development

      Our R&D expenses increased slightly year-to-year, from $2.3 million in the third quarter of 2002 to $3.1 million in the third quarter of 2003 and from $7.1 million in the nine months of 2002 to $7.8 million in the nine months ended September 30, 2003.  As a percentage of revenues, R&D expenses remained at less than 1% in all periods.

      R&D expenses in the third quarter and first nine months of 2003 were incurred primarily on the Company’s development of a low cost phased array radar system, satellite communications modems and the HF Manpack and portable radios.

Debt Extinguishment Costs

      In the nine months ended September 30, 2003, the Company recorded approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred financing costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period.  All debt extinguishment charges were recorded as a charge to income from continuing operations.

      Debt extinguishment charges of $9.4 million in the nine months ended September 30, 2002, resulted from the Company’s extinguishment of its prior credit facility of $425 million with Credit Suisse First Boston.

Merger Related Costs

      In the quarter and nine months ended September 30, 2003, the Company incurred $0.8 million in transaction costs related to the planned merger with Lockheed Martin Corporation, which have been reflected as merger related costs in the accompanying consolidated statements of operations.

Exit and Restructuring Charges and Other

      Included in the quarter and nine months ended September 30, 2002 are $46.7 million and $50.1 million, respectively, of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $38.7 million of restructuring charges for the quarter and nine months ended September 30, 2002 were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  Approximately $8.0 million and $11.4 million, for the quarter and nine months ended September 30, 2002, respectively, of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center.

Operating Profit

       Our operating profit increased from an operating loss of $45.6 million in the three months ended September 30, 2002 to operating profit of $33.3 million in the three months ended September 30, 2003.  Included in the operating results for the three months ended September 30, 2002 is deferred compensation amortization expense of $22.4 million, amortization of purchased intangibles of $1.5 million and exit and restructuring charges and other of $46.7 million.  Included in the operating results for the three months ended September 30, 2003 is deferred compensation amortization expense of $1.0 million, amortization of purchased intangibles of $1.1 million and merger related costs of $0.8 million.  Excluding the impact of these charges, operating profit increased from $25.1 million in the third quarter of 2002 to $36.2 million in the third quarter of 2003.   The year over year increase in overall operating profit was primarily due to the increase in revenues discussed above.

       Our operating profit increased from $1.1 million in the nine months ended September 30, 2002 to $82.8 million in the nine months ended September 30, 2003.  Included in the operating results for the nine months ended September 30, 2002 is deferred compensation amortization expense of $24.9 million, amortization of purchased intangibles of $4.2 million and exit and restructuring charges and other of $50.1 million.  Included in the operating results for the nine months ended September 30, 2003 is deferred compensation amortization expense of $6.7 million, amortization of purchased intangibles of $3.3 million and merger related costs of $0.8 million.  Excluding the impact of these charges, operating profit increased from $80.2 million in the nine months of 2002 to $93.6 million in the third quarter of 2003.  The year over year increase in overall operating profit was primarily related to the increase in revenues discussed above, offset in part by the Company’s non-core commercial electron beam medical products sterilization and mail sanitation business, which had particularly strong results in the nine months of 2002 related to our contract with the United States Postal Service to deliver mail sanitation systems.  Operating  profit in the nine months ended September 30, 2003 was adversely impacted by a $1.0 million loss in this business, which experienced higher than expected costs in delivering medical sterilization systems to two customers, compared to operating profit in this business of $11.7 million in the nine months ended September 30, 2002.

Interest Expense, Net

      Our net interest expense increased slightly from $7.7 million in the third quarter of 2002 to $8.4 million in the third quarter of 2003, due primarily to the higher interest rate on the Company’s senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced.  Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $350.0 million for the three months ended September 30, 2002, at a weighted average interest rate of 5.2%, compared to $376.4 million in the three months ended September 30, 2003, at a weighted average interest rate of 4.71%.

      Our net interest expense increased slightly from $23.5 million in the nine months ended September 30, 2002, to $23.7 million in the nine months ended September 30, 2003.  Net interest expense increased primarily as a result of the higher interest rate of 8.0% on the Company’s senior subordinated notes issued May 15, 2003, compared to the interest rate of 5.75% on the HIGH TIDES securities which the notes replaced, which was substantially offset by reduced effective interest rates on our senior credit facility as well as an increase of interest income in 2003.  The increase in interest income was primarily related to interest income paid by SureBeam on the outstanding balance of its credit facility.  Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $350.0 million for the nine months ended September 30, 2002, at a weighted average interest rate of 5.2%, compared to $364.7 million in the nine months ended September 30, 2003, at a weighted average interest rate of 4.68%.

Income Taxes

      Consolidated income taxes reflect effective rates of 37% and 34% in the quarter and nine months ended September 30, 2002, compared to 40% in the quarter and nine months ended September 30, 2003.  The rates in the quarter and nine months of 2002 and 2003 reflect the expected provision rates for each of the full fiscal years at the end of each of those periods.  The expected tax provision rates are impacted by estimated changes in the annual book income and the estimated tax deductibility of certain operating expenses.

Income (Loss) From Discontinued Operations

      In the quarter ended September 30, 2002, loss from discontinued operations was $191.8 million, net of a tax benefit of $71.2 million.  The net loss was related to net operating losses of $161.9 million, $15.2 million and $14.7 million in the Company’s Titan Wireless, LinCom Wireless, and commercial information technology businesses, respectively.

      In the quarter ended September 30, 2003, income from discontinued operations was $0.2 million, net of a tax benefit of $8.0 million.  The net income included $1.8 million in net income related to the exit of Titan Wireless.  The net income of Titan Wireless reflects the gain on disposition of GlobalNet, for which a tax provision was not provided due to prior losses, including impairment charges, that were previously not tax benefited.  The gain was offset by impairment charges, exit charges and operating losses, for which a tax benefit of $6.9 million was provided.  In addition, approximately $1.6 million in net operating losses from the planned sale or wind-down of the Company’s commercial information technology business and the shut down of the LinCom Wireless business were included in the income for the quarter ended September 30, 2003.

      In the nine months ended September 30, 2002, loss from discontinued operations was $209.7 million, net of a tax benefit of $77.8 million.  The net loss was related to net operating losses of $9.9 million, $19.3 million, $165.3 million and $15.2 million in the Company’s SureBeam, LinCom Wireless, Titan Wireless, and commercial information technology businesses, respectively.  A tax provision was not provided on the gain from disposition of GlobalNet due to prior losses, including asset impairment charges, that were not previously benefited.

      In the nine months ended September 30, 2003, income from discontinued operations was $0.03 million, net of a tax benefit of $11.0 million.  The net income included $1.2 million in net income related to the exit of the Company’s international telecommunications business, Titan Wireless.  The net income of Titan Wireless reflects the gain on disposition of GlobalNet, for which a tax provision was not provided due to prior losses, including impairment charges, that were previously not tax benefited.  The gain was offset by impairment charges, exit charges and operating losses, for which a tax benefit of $7.3 million was provided.   Approximately $1.1 million in net operating losses from the Company’s commercial information technology business and LinCom Wireless business, both formerly reported in the Company’s Titan Technologies segment, substantially offset the net income related to the Titan Wireless business discussed previously.   The net losses of these businesses is net of  a tax benefit of $3.8 million, which included a tax credit of $2.3 million related to the Company’s commercial information technologies business, recorded to reflect the estimated tax impact of adjusting the carrying value of certain assets of this business.

Net Income (Loss)

      In the quarter ended September 30, 2002, we reported a net loss of $225.3 million, compared to net income of $15.2 million in the quarter ended September 30, 2003.  Loss from discontinued operations was $191.8 million in the quarter ended September 30, 2002, compared to income of $0.2 million in the quarter ended September 30, 2003.  Included in the results for the quarters ended September 30, 2002 and 2003 is deferred compensation amortization of $22.4 million and $1.0 million, respectively.

      In the nine month period ended September 30, 2002, we reported a net loss of $270.7 million, compared to net income of $28.0 million in the nine month period ended September 30, 2003.  Loss from discontinued operations was $209.7 million in the nine months ended September 30, 2002, compared to income of $0.03 million in the nine months ended September 30, 2003.  Included in the results for the nine month periods ended September 30, 2002 and 2003 are debt extinguishment charges of $9.4 million and $12.4 million, respectively.  Also included in the results for the nine months ended September 30, 2002 and 2003 is deferred compensation amortization of $24.9 million and $6.7 million, respectively.  Included in the net loss for the nine months ended September 30, 2002, is a charge of $40.1 million for the Company’s adoption of SFAS No. 142, all related to discontinued operations, which is reported as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash of approximately $72.9 million from our continuing operations during the nine months ended September 30, 2003, primarily resulting from our core government business, net of an increase in receivable balances of approximately $37.9 million.  The increase in accounts receivable balances primarily reflects the growth in revenues over the nine months.  Our investing activities used net cash of approximately $10.0 million primarily for capital expenditures.  Financing activities used $53.9 million, primarily from the increase in our senior credit facility used for the redemption of the HIGH TIDES and the deferred debt issuance costs related to the senior subordinated notes.  Proceeds from stock issuances, primarily the exercise of stock options, provided $11.9 million.

      At September 30, 2003, total borrowings under our senior credit facility were $346.5 million at a weighted average interest rate of 4.45%.  Commitments under letters of credit were $9.5 million at September 30, 2003, which reduces availability of senior credit facility, resulting in $125.5 million of borrowing availability on the senior revolver at September 30, 2003.  Of the total borrowings, $3.5 million was short-term.  At September 30, 2003, the Company was in compliance with all financial covenants.

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

      Prior to entering into the merger agreement with Lockheed Martin discussed in Note 2, the Company had filed a registration statement to offer a new series of 8% senior subordinated notes due 2011 that are registered under the Securities Act of 1933 for all of the currently outstanding Notes (“existing notes”).  On September 16, 2003, the Company terminated this exchange offer.  In connection with the proposed merger between Titan and Lockheed Martin, Titan and Lockheed Martin have agreed that they will commence a consent solicitation and a new offer to exchange, pursuant to which:

•

Titan and Lockheed Martin will commence an offer to exchange the existing notes for a new series of 8% senior subordinated notes due 2011 which shall have substantially identical terms as the existing notes as such notes are amended as provided below, except that the new notes will be registered under the Securities Act and will be guaranteed by Lockheed Martin;

•

the indenture governing the existing notes would be amended (i) so that the proposed merger between Titan and Lockheed Martin will not require a "change of control" offer to be made to the holders of the existing notes, (ii) to eliminate substantially all of the restrictive covenants contained in the indenture and (iii) to release all of the existing subsidiary guarantors of existing notes from their guarantee obligations;

•

the registration rights agreement entered into in connection with the initial issuance of the existing notes would be amended to (i) eliminate the provisions that could cause Titan to pay liquidated damages for certain types of defaults thereunder and (ii) provide that the registration rights agreement would be terminated upon the effectiveness of the new offer to exchange.

      Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing notes  began to accrue in October 2003 and will continue to accrue until the exchange and amendments described above become effective.

      The new offer to exchange the existing notes will be contingent upon the consummation of the proposed merger. The new offer to exchange will only be made pursuant to a prospectus, copies of which will be sent to the holders of the Notes when the offer is commenced.

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

      The Company used $11.3 million for discontinued operations in the first nine months of 2003 due primarily to payments for vendor and lease obligations, infusion of working capital, exit costs, and for operating losses, net of proceeds from the sale of GlobalNet and other discontinued operations of $2.1 million.  In addition, the Company incurred $2.0 million for a deferred payment related to a prior year acquisition (see Note 7).

      Deferred costs and expenses of $8.5 million related to the senior credit facility are included in Other Assets at September 30, 2003 and will be amortized over the remaining term of the senior credit facility.  Deferred costs and expenses of $5.9 million related to the issuance of the Notes are also included in Other Assets at September 30, 2003, and will be amortized over the term of the Notes.

      Related to the Company’s contract with the national telephone company of Benin (the “OPT”), Titan has a $60.5 million gross receivable due from the OPT, which is reflected in Current Assets of Discontinued Operations as of September 30, 2003.  Of this amount, approximately $35.5 million is recorded as a receivable on the project, reflecting a draw on the non-recourse loan to cover subcontract costs.  As of September 30, 2003, the net carrying value, net of non-recourse debt, due on this contract was approximately $25.0 million, pursuant to the settlement agreement entered into with the OPT.  During 2002, approximately $2.4 million was collected on the Company’s receivable from the OPT, and approximately $5.8 million has been collected in the nine months ended September 30, 2003.  During the nine months of 2003, there was approximately $5.1 million in payments made on the non-recourse debt from cash generated from the OPT project.

      Titan is endeavoring to divest discontinued businesses through stock and asset sales, and is currently in negotiations with a number of potential buyers.  In the third quarter of 2003, Titan completed the sale of its GlobalNet business.  Payments received for the sale of GlobalNet consisted of approximately $2 million in cash and the buyer’s assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale.  Also during the third quarter of 2003, the Company settled and accelerated the collection of its receivable due from its customer in Nigeria, resulting in an aggregate cash collection of approximately $9.4 million and final payments expected in November 2003 of approximately $1.4 million, of which $0.6 million was collected in October 2003.  Finally, Titan executed a definitive agreement with its customer, the Office of Post and Telecommunications (OPT) of Benin, to transfer, among other things, the management and operation of the telecom project in Benin to the OPT.  As consideration for this settlement, Titan will be paid $29.5 million, of which $4.5 million was collected earlier this year, with the remaining $25 million required payment to be paid by the end of this year.  As part of this agreement, Titan will continue to have rights to share in the future net revenue stream generated by the project.  Titan’s rights to the net future revenue stream will commence after the net receipts of the project revenue stream have repaid in full the balance outstanding on the non-recourse loan owed to the syndicated bank.  In addition, the parties are currently in the process of restructuring the non-recourse debt to remove Titan as the borrower.  The parties expect that the restructuring should occur in the fourth quarter of 2003.

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

      The Company’s $50 million senior secured revolving loan commitment to SureBeam provides for borrowings up to $12.5 million per quarter through the fourth quarter of 2003, subject to the $50 million limitation on borrowing.  The loan is secured by a first priority lien on all of SureBeam’s assets.  The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its financial plan submitted to Titan.  Under the credit agreement, there are no funds available for borrowing during the fourth quarter of 2003, as SureBeam has not met the requisite financial covenants required for further advances under the credit agreement.  SureBeam is obligated to make quarterly principal payments on the credit facility as follows:  13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005.  Interest is payable monthly beginning in January 2003.  In addition, with some exceptions, including as described below in connection with our amendment to the credit agreement, SureBeam is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility.  In March 2003, Titan and SureBeam entered into an agreement amending the credit agreement.  That amendment waived, subject to certain conditions, SureBeam’s obligation to use net proceeds from the sale of up to $25 million of its equity securities during the period from March 2003 through September 2004 to make mandatory payments under the credit agreement.  In connection therewith, SureBeam agreed to provide for certain change orders and the furnishing of maintenance services under an Equipment Services Agreement between Titan and SureBeam executed in February 2002.  As of September 30, 2003, SureBeam had borrowed $25 million on this facility.  In October 2003, Titan advanced approximately $0.9 million to SureBeam under a factoring arrangement with SureBeam for a receivable due from SureBeam’s customer in Vietnam.  Titan will be repaid upon SureBeam’s collection from its customer, which is expected to be in the fourth quarter of 2003.

      In addition, Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse us for any payments we make under these guarantees.  Any guarantee payments Titan makes reduce amounts available for future borrowing under the credit agreement.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then SureBeam will enter into a reimbursement agreement with Titan covering the outstanding guarantees.  The aggregate amount of the lease obligations Titan has guaranteed as of September 30, 2003 is approximately $18.9 million.  The leases extend through periods ending in 2023.

      Titan has subleased to SureBeam approximately 63,800 square feet used for its service center in Sioux City, Iowa, as well as facilities in Dublin, California.  Generally, SureBeam is paying Titan sublease payments equal to Titan’s monthly expense under these leases plus a 10% markup.  SureBeam is obligated to continue to seek to have itself substituted as the direct lessee under each master lease so that the sublease can be terminated.  The aggregate amount due to Titan as of September 30, 2003 for future obligations under these sublease agreements for periods through 2010 is approximately $5.1 million.

      In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed up to the greater of SureBeam’s equity interest in Hawaii Pride (which is currently zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, Web Bank.  As of September 30, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days.  In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride did not have sufficient cash resources to make its monthly principal and interest payment of $.05 million due in early November 2003.  Titan management is currently evaluating the possible courses of action that might result from this uncertainty including, among other things, making bridge loans to Hawaii Pride if and when needed, or allowing the bank to exercise its rights under the debt guarantee from Titan.  In the latter instance, Titan would acquire the operating assets of Hawaii Pride.  The current operating forecasts provided by Hawaii Pride indicate that it will generate sufficient cash flow from operations by the end of 2004 to service the debt payments due to Web Bank.  However, there can be no assurance that Hawaii Pride will be able to generate sufficient cash flow to service its debt obligations.  If unsuccessful, Titan might be required to record liabilities for its guarantees, and record assets related to any operating assets of Hawaii Pride which it acquires.

      On October 22, 2003, SureBeam filed a Form 8-K with the Securities and Exchange Commission (SEC) wherein SureBeam stated, among other things, that as of September 30, 2003 it had cash and cash equivalents of approximately $3.6 million, as compared with $27.3 million at December 31, 2002 and $11.8 million at June 30, 2003.  SureBeam disclosed that it has implemented a cost reduction plan and is studying its business model to identify further non-essential expenditures; however, it expects to sustain continued losses and negative cash flow from operations through 2004 or longer.  As a result of its continued losses and current cash resources, SureBeam stated that it would need to raise additional funds through public or private equity or debt financings.  On October 23, 2003, SureBeam filed a Form 8-K/A with the SEC stating that it entered into agreements to issue 673 shares of newly created Preferred Stock for an aggregate sales price of $5 million, with expected net proceeds of $4.6 million.  Including the anticipated net proceeds of the offering, as of October 23, 2003, SureBeam reported it had available cash of approximately $7.6 million.  On October 27, 2003, SureBeam announced that its stock would be delisted from the NASDAQ Stock Market because it failed to file its quarterly earnings report as required.  SureBeam also had disclosed that being delisted could hurt its ability to raise additional cash by issuing stock.

      SureBeam also disclosed that is was pursuing efforts to raise additional funds through public or private equity or debt financings, collaborative relationships or other arrangements within the next few months in order to execute its business strategy and continue its operations.  In the event that SureBeam is unsuccessful in its efforts to raise additional funds, SureBeam may be unable to make payments in accordance with the payment terms on its credit facility from Titan.  Consequently, Titan may be required to record impairment charges on the carrying value of its loan to SureBeam and may be required to make payments on leases it has guaranteed on behalf of SureBeam and may be unable to collect amounts due from SureBeam under sublease agreements.  At this time, Titan cannot determine whether or not SureBeam will be successful in its endeavors to raise additional funds.  However, it is anticipated that the outcome of SureBeam’s efforts to raise funds will become known in the next several months.  When known, Titan will then be able to assess the effects of such outcome.  However, there can be no assurance that SureBeam will be successful in these endeavors, and if unsuccessful, Titan might be required to record asset impairments and/or liabilities for guarantees.  Also, SureBeam cannot sell additional equity without Titan’s consent.  Titan does not currently believe it will withhold such consent.

      Titan and SureBeam have entered into an exclusive contract for the purchase and sale of electronic beam accelerators through December 31, 2003 unless SureBeam does not offer competitive pricing.

      On November 3, 2003, the Company acquired Advent Systems, which provides intelligence, surveillance, reconnaissance, support and mission planning services to the U.S. government, for total cash consideration of approximately $12 million, net of cash acquired.  The acquisition will further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.

      Our strategic goals include the pay down of indebtedness, continued funding of capital expenditures and the funding of potential strategic acquisitions.  We plan to finance these requirements from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses.  Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the planned redemption of the preferred stock and working capital requirements for at least the next twelve months if the pending merger with Lockheed Martin is not consummated.  Under the merger agreement, we are prohibited from raising additional capital.  Should the merger be delayed or terminated, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future.  Additional capital may not be available at all, or may not be available on terms favorable to us.  Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.  Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

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

      Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability.  To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our provisions for doubtful accounts may be impacted.  Due to a high degree of diversification in our government business, where any one contract has historically accounted for no more than 1.9 percent of our total annual revenues, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples of such forward looking statements include our expectations regarding our continuing funding for the advancement of our strategic goals, including the intent to pay down indebtedness, strategic acquisitions, the Company’s expectations regarding the operations of Titan Wireless, that it believes that it will be able to complete planned exit actions in Titan Wireless, that it will collect remaining receivable balances in Titan Wireless, that the Company expects that the non-recourse loan in Benin will be restructured in the fourth quarter of 2003, that the Company will be able to sell or dispose of any assets which are not material to its core business, management’s belief as to the outcome of pending litigation or claims, that the pending merger with Lockheed Martin Corporation is expected to close in the first quarter of 2004, that SureBeam’s receivable from its customer in Vietnam will be collected in the fourth quarter of 2003, that it is anticipated that the outcome of SureBeam’s efforts to raise funds will become known in the next several months and that when known, the Company will be able to assess the effects of such outcome, and any other expressions of belief, expectation, anticipation, plan, strategies, intention, possibilities or elections, including statements of events or contingencies that may or could occur or similar statements.  Actual results may differ materially from those stated or implied in the forward looking statements.  Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward looking statements.  These risks and uncertainties include but are not limited to those referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including its ability to access the capital markets, dependence on continued funding of U.S. Department of Defense and federal civilian agency programs, that the Government will fund, continue to make awards or exercise options, and issue task orders against the potential funding ceiling of contracts, contract termination risks, risks associated with acquiring other companies, including integration risks, risks associated with divesting its discontinued commercial businesses, and other risks described in the Company's Securities and Exchange Commission filings.

Item 4.  Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures.

      Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2003.

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

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1.  Legal Proceedings.

      See Note 8 of the Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

a.	List of exhibits:

	10.1	Amendment to Executive Agreement by and between The Titan Corporation and Dr. Gene W. Ray dated September 14, 2003.

	10.2	Amendment to Executive Agreement by and between The Titan Corporation and Nicholas J. Costanza dated September 14, 2003.

	10.3	Executive agreement dated August 20, 2003, by and between The Titan Corporation and Mark W. Sopp.

10.4

Protocol of Framework Agreement for Amicable Modification of the “Build Co-operate and Transfer” Contract for Telecommunications Network Concluded on 17 August 1999 between the Office des postes et télécommunications du Benin (“OPTB”) and, acting jointly and severally, The Titan Corporation and Titan Africa Inc. dated September 2003 and as amended in The Agreement on Rectification of Dates Contained in the Protocole D’Accord Cadre between OPTB and Titan Corporation dated October 30, 2003.  (Both documents are English translations of the master documents in French.)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the three months ended September 30, 2003, and through the date of this filing, the Company filed the following Forms 8-K:

(1)

Current Report on Form 8-K dated September 17, 2003, to furnish information under “Item 5. Other Events and Required FD Disclosure” related to the announcement that on September 15, 2003, The Titan Corporation (“Titan”) and Lockheed Martin Corporation (“Lockheed Martin”) jointly announced that Titan, Lockheed Martin and LMC Sub One, Inc., a wholly owned subsidiary of Lockheed Martin (“Acquisition Sub”), had entered into an Agreement and Plan of Merger, dated as of September 15, 2003. The merger agreement provides for the acquisition of Titan by Lockheed Martin.

(2)

Current Report on Form 8-K dated October 23, 2003, to furnish Regulation FD disclosure pursuant to “Item 12. Results of Operations and Financial Condition” in accordance with the Securities and Exchange Commission’s Releases Nos. 33-8216 and 34-47583.

THE TITAN CORPORATION
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY

Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP

Mark W. Sopp Senior Vice President, Chief Financial Officer
	By:	/s/ DEANNA H. LUND

Deanna H. Lund Vice President, Corporate Controller (Principal Accounting Officer)

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
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Stockholders' Equity

                  Notes To Consolidated Financial Statements
                          Note (1) Basis of Financial Statement Preparation
                          Note (2) Planned Merger with Lockheed Martin Corporation
                          Note (3) Exit and Restructuring Charges and Other
                          Note (4) Cumulative Effect of Change in Accounting Principle
                          Note (5) Discontinued Operations
                          Note (6) Debt
                          Note (7) Other Financial Information
                          Note (8) Commitments and Contingencies
                          Note (9) Related Party Transactions
                          Note (10) Guarantor Condensed Consolidating Financial Statements
                          Note (11) Subsequent Event

        Item 2.  Management's Discussion And Analysis Of Financial Condition And Results of Operations.
        Item 4.  Controls and Procedures.

Part II — Other Information

        Item 1.  Legal Proceedings.
        Item 6.  Exhibits and Reports on Form 8-K.

Signatures

Exhibits

10.1	Amendment to Executive Agreement by and between The Titan Corporation and Dr. Gene W. Ray dated September 14, 2003.
10.2	Amendment to Executive Agreement by and between The Titan Corporation and Nicholas J. Costanza dated September 14, 2003.
10.3	Executive agreement dated August 20, 2003, by and between The Titan Corporation and Mark W. Sopp.
10.4

Protocol of Framework Agreement for Amicable Modification of the “Build Co-operate and Transfer” Contract for Telecommunications Network Concluded on 17 August 1999 between the Office des postes et télécommunications du Benin (“OPTB”) and, acting jointly and severally, The Titan Corporation and Titan Africa Inc. dated September 2003 and as amended in The Agreement on Rectification of Dates Contained in the Protocole D’Accord Cadre between OPTB and Titan Corporation dated October 30, 2003.  (Both documents are English translations of the master documents in French.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.