Form 10-K
period 2003-12-31
TITAN CORP
filed 2004-03-10
CIK 32258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (858) 552-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
$1.00 Cumulative Convertible Preferred Stock, $1.00 par value Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☒  No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter:  $794,342,426.

Number of shares of Common Stock outstanding as of February 20, 2004 was:  82,785,863.

Documents Incorporated By Reference:

The information required by Part III of this Form 10-K will be filed by amendment not later than April 29, 2004 or, if applicable, incorporated by reference to the registrant’s definitive proxy statement involving the election of directors to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 if the registrant is required to file such a definitive proxy statement in 2004 and does so by April 29, 2004.

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

Our consolidated revenues were approximately $1.8 billion for the year ended December 31, 2003.

Lockheed Martin Corporation (Lockheed Martin) and Titan have entered into a definitive agreement for Lockheed Martin to acquire Titan.  See “Recent Developments” and “Item 3 - Legal Proceedings” for additional information on the proposed transaction.

Our Core Markets.  We apply our core capabilities to provide technology, products, and services with a focus in four often overlapping and synergetic market areas:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology, and the War on Terrorism/Homeland Security.  Each of these markets is described in greater detail in the following sections, including specific examples of the work we are doing in these areas.

Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR)

C4ISR has been the cornerstone of our expertise since we were founded in 1981, and it is the principal business foundation on which we have grown over the years.  C4ISR can be described as the process of gathering military information through intelligence, surveillance, and reconnaissance measures, and transmitting this information digitally through high-technology communications systems, processing the digitized information to facilitate command and control decision making, and disseminating such commands electronically back to military and intelligence platforms for execution.  Computers and communications systems are the common vehicle for this information gathering, processing and deployment process.  We are a key contributor to the significant C4ISR systems that support the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies.    Through systems engineering, technical assistance, program management, products, and systems integration, we have been in the forefront of assisting our customers in reaching their C4ISR mission goals.  The following are examples of our efforts in C4ISR:

•                                          The Joint Range Extension.  We have developed an information solution that allows real-time tactical data link information-gleaned from a variety of sensors-to be transmitted over any communications medium.  This innovative capability allows commanders to “see” and share the actual tactical events of a campaign at different locations simultaneously.  This capability was recently used  in the Iraq war and Afghanistan to provide commanders with a view of the battle space at extended ranges, thus allowing forces to be coordinated, sequenced, and deployed rapidly to meet the needs of the operational commander.

•                                          Advanced Digital Waveform for the U.S. Navy.  Our Advanced Digital Waveform, or ADW, increases data throughput rates on dedicated ultra-high frequency satellite communication channels by up to four times current rates.  Increased data transport is critical to support new platforms such as Unmanned Air Vehicles (UAV), and to enhance weapons coordination and the command and control of naval forces.

Our Miniaturized Demand Assigned Multiple Access, or Mini-DAMA, terminals are the first U.S. Navy systems to receive ADW capability.  When installed, the terminals are capable of passing information at three to four times the previous rate.  The current project contemplates that the majority of the U.S. Navy’s Mini-DAMA terminals will be outfitted with this improved communications feature within the next year.

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

•                                          Communications Products.  We have provided the Department of Defense and intelligence community with state-of-the-art products from our earliest days as a company.  Our communications product specialization is in the development, manufacture and support of satellite communications (UHF, SHF, EHF) radios, modems, baseband systems, power amplifiers and complete terminals.  We design and produce the AN/USC-42 DAMA terminal, which provides bandwidth efficient mobile satellite services at UHF for military users.  We are an industry leader in small, lightweight, low-power signal intercept, direction finding and signal processing systems for Signal Intelligence (SIGINT) applications. These high-value SIGINT products include 2MHz to 2GHz manportable, ground vehicle, maritime patrol craft and fixed-site applications.

•                                          The Naval Air Systems Command/Naval Air Warfare Center.  We are helping with the systems engineering and integration of Naval Aviation Reconnaissance and Surveillance systems under a multi-year contract.  Under current tasking, our engineers provide design and analysis support for the installation and integration of state-of-the-art sensor systems in both manned and unmanned reconnaissance platforms.  Systems level support typically includes concept exploration, specification preparation, interface design, laboratory integration, and test and evaluation.  We also support tactical manned and unmanned platforms and avionics equipment.  Our engineers provide design and analysis support for the integration of sophisticated subsystems into the avionics and weapons systems of many types of military aircraft.  These subsystems include electro-optic/infrared devices, radar, electronic warfare systems, mission planning modules, and tactical data links.

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

Transformational Programs

We are developing new transformational systems for the Department of Defense that focus on specific national security challenges faced by the United States and its allies.  One aspect of the transformation is the development of new weapon systems and weapon delivery.  We are seeking to win engineering development contracts and ultimately full-scale production contracts to provide low-cost, mission critical new weapon systems.  The following are several key initiatives in our portfolio of active transformational efforts:

•                                          X-Craft.  We have a contract to design, build and integrate a vessel for the United States Navy that is unlike any other currently in the fleet today.  The X-Craft will be a high-speed, 262-foot aluminum catamaran with a combined gas turbine and diesel propulsion plant, capable of speeds greater than 50 knots.  The X-Craft’s deck will have two helicopter landing spots capable of handling a variety of aircraft up to the size of the H-60-series helicopter. With a design displacement of approximately 1,100 long tons, the X-Craft will be self-deployable over trans-Atlantic ranges. The unique X-Craft’s mission module bay will be capable of simultaneously supporting the development of multiple mission packages that will be key to the follow-on new ship class, the Littoral Combat Ship (LCS).  The X-Craft program incorporates not only innovative design, development and management methods, but also is using revolutionary acquisition processes intended to get this craft and the information derived from its use into the hands of naval forces as rapidly as possible.  The X-Craft is expected to be in the water in the summer of 2004.  Extensive testing will follow to demonstrate tactics, techniques, procedures, and technology for the LCS, the Navy’s planned next generation of warship.

•                                          Affordable Weapon.  We are developing and testing a loitering Unmanned Aerial Vehicle (UAV) that is designed to carry a 200-pound warhead at extended ranges and remain airborne and ready for rapid deployment for up to 24 hours.  The UAV will be built using commercially-available, off-the-shelf components at a cost expected to be approximately one-tenth of the cost of comparable missiles currently used by the military.  To date, we have built and tested 18 of these UAV’s, which can be launched from land, ship or aircraft.

•                                          KaBand Satellite Terminal.  In 2002, we received a contract from the U.S. Army to develop a new terminal for the KaSAT, the military’s new wideband gapfiller satellite communications system, scheduled for deployment in 2005.  The terminal will provide KaSAT connectivity to ground forces as an adjunct to existing satellite communications and is expected to become an integral part of the Army’s Warfighter Information Network – Tactical, WIN-T, program.  This program is an important part of the Army’s transformational concept of “SATCOM on the Move” allowing maneuvering forces to receive and transmit critical voice and data at high bandwidth without having to stop and erect satellite equipment.

Enterprise Information Technology

We provide complete enterprise information technology solutions that enable seamless connectivity from the strategic to the tactical level of a customer’s critical enterprise.  By necessity, the defense and intelligence organizations require technology that enables information to flow into multi-disciplined, cross-organizational teams of commanders and technicians that respond quickly and effectively to continuing threats and immediate crises.  Information is gathered through all source collection methods and is assessed, and in many cases, enriched to assure its relevance and use.  We support many enterprise information technology and modernization efforts within our nation’s defense and intelligence communities, as well as mission critical networks for civilian agencies.  The following are several examples of Enterprise Information Technology contracts:

•                                          USSOCOM.  Under the Enterprise Information Technology Contract (EITC), we are providing enterprise network management and engineering services across all of the U.S. Special Operations Command’s (USSOCOM) communication and network infrastructures for data, voice, and video. EITC is an innovative solution to meet USSOCOM’s worldwide enterprise needs.  We are delivering strategic improvements, increased interoperability, and efficient support at all USSOCOM sites and locations, including planning, management, operations and maintenance, and training for all garrison and deployed Wide Area, Metropolitan Area, and Local Area Networks.  We also provide development, integration, testing, training, and customer support for all desktops, portable computing devices, applications, messaging systems, databases, and web services used by Special Operations Forces. The program also includes information assurance, transmission, and communication security requirements, requirements management, configuration management, hardware maintenance, and disaster recovery.

•                                          Navy Cash.  We are assisting the U.S. Treasury, Naval Supply Systems Command, JP Morgan Chase and others in providing a cashless environment on naval craft for sailors and marines deployed throughout the world.    The system covers point of sales, ATMs, and other automated financial services provided to service members.

•                                          Information Assurance and e-Government Services.  We provide systems and solutions related to information assurance, security consulting and e-government applications.  We also focus on the design, installation and maintenance of local and wide area networks used to operate the various U.S government’s Internet-based initiatives.  We design electronic filing, procurement and payment systems for the government agencies involved in those initiatives, along with Internet portals used to electronically distribute confidential and non-confidential information to other government entities and the public at large. Several government agencies have e-government applications designed by Titan, including the Federal Communications Commission, the Federal Deposit Insurance Corporation, and the Department of Housing and Urban Development.

The War on Terrorism/Homeland Security

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

•                                          Defending Against Bio-terrorism.  We provide engineering, analytical support, systems development, and integration of key systems to agencies protecting our country against the threat of chemical and bio-terrorism.  Some examples of our efforts in this area include supporting over 200 cities through the HHS Metropolitan Medical Response System, and supporting the U.S. Army Soldier and Biological Chemical Command, which would be the center of any federal government effort to fight a bio-terrorism attack.

•                                          Securing America’s Borders.  Protecting America’s cyber borders is a major Titan endeavor, as network and information technology security and protecting critical infrastructure have become increasingly important initiatives in national security.  We are also working in the areas of intelligence information distribution, which integrates and fuses near real-time correlated intelligence data via satellite to intelligence agencies and combatant commanders worldwide. Additionally, Titan provides the information technology support for the U.S. Customs Service’s Air & Marine Interdiction Coordination Center, our nation’s focal point for protecting the security of the United States’ borders from smugglers and terrorists.

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

Competition.  We are one of many companies involved in providing information systems solutions, support services and communications products for a variety of programs for agencies of the U.S. government and civil governments.  Most activities in which we engage are very competitive and require that we have highly skilled and experienced technical personnel to compete.  Many of our competitors have significantly greater financial, personnel and other resources than we have.  These competitors include Computer Sciences Corporation, General Dynamics Corporation, Lockheed Martin Corporation (with whom we have entered into a definitive merger agreement), Northrop Grumman Corporation, Raytheon Company, and Science Applications International Corporation.  In addition, we compete with smaller and medium sized companies such as:  Anteon Corporation, CACI International Inc.,

Dynamics Research Corporation, and ViaSat, Inc.  We believe that the primary competitive factors for our information systems solutions, support services and communications products include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness, and customer relationships.

We view our competitive strengths as follows:

Long Standing Customer Relationships and Experienced Management.  We have an extensive history of providing comprehensive information and communications products, solutions and services to U.S. defense, intelligence, and civil government agencies.  Collectively, Titan’s executives and general managers have on average approximately 29 years of industry experience and have developed long-standing, key customer relationships across all of the U.S. military services and several allied countries.  The industry experience of Titan’s executives and general managers has also helped to develop a significant presence with many civilian government agencies, which has contributed to Titan’s success in securing new contracts.

Broad Solution Capabilities.  We have extensive industry expertise in the development of comprehensive information and communications products, solutions and services for government customers.  We provide products and solutions in areas such as signal processing, antenna design, low-detection waveforms, computer-aided target and image recognition, satellite communications hardware and software, and real-time object tracking and targeting.  In addition, we have significant knowledge of legacy information technology and C4ISR systems currently in operation and the ability to integrate new solutions into existing systems.  This ability to provide full-service products, solutions and services, coupled with our employee base of over 8,700 “Secret” and above-cleared personnel, has enabled us to bid on larger, more comprehensive government contracts than at any time in our history.  During 2003, we won eight of twelve competitive procurements that we bid with potential values each exceeding $100 million.

Commercial Businesses

We have restructured our organization to focus our primary efforts on our core national security business.  However, we continue to own all or minority portions of commercial businesses that were built on technology we developed under government contracts, or acquired through our acquisition of other defense companies.

For example, Titan Scan Technologies sells medical equipment sterilization systems and provides medical equipment sterilization services, utilizing electron beam irradiation technology.  Titan Scan Technologies’ medical equipment sterilization systems are currently used in the medical device production lines of Guidant Corporation in San Diego, California, Baxter Corporation in the Dominican Republic and in France, Mediscan in Austria, Rochialle Corporation in Wales, and Isotron in the United Kingdom.  Titan Scan Technologies also offers contract sterilization services for medical product manufacturers at facilities that it owns in San Diego, California; Denver, Colorado; and Lima, Ohio. Titan Scan has also begun to market the use of electron beam technology outside of its traditional medical device customer base, including the use of electron beam technology to improve material performance in semiconductors, aerospace composites, wire and cable, plastics and packaging films.

Discontinued Operations

During 2002, our board of directors made the decision to exit a substantial portion of our commercial businesses, consisting of Titan Wireless, Cayenta, and AverCom and LinCom Wireless, both formerly parts of our Titan Technologies segment.  Prior to these decisions to exit these businesses, we grouped our business into five segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  We are no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

Titan Wireless (Discontinued July 11, 2002)

Titan Wireless provided telecommunications services and systems to developing countries primarily in Africa, Central Asia, the Middle East and Latin America.  Despite our low cost technology and efficiency advantages, competition in the international telecommunications sector drove market rates to levels that made operations of our telecommunications systems at our size uneconomical. Notably, the bankruptcies of Global Crossing Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers such as ibasis, imposed a rapid and sudden deterioration in wholesale prices in 2002.  In July 2002, we decided to exit our international telecommunications businesses through a combination of selling assets or businesses and shutting down operations.  These actions were substantially completed in 2003.  Refer to Note 8 to our consolidated financial statements for further discussion.

For the year ended December 31, 2003, Titan Wireless had revenues of approximately $71.5 million, which primarily reflected the revenues of our GlobalNet business until we sold the business in the third quarter of 2003.

Cayenta (Discontinued March 1, 2002)

Cayenta provided software applications and implementation and integration services to customers to solve specific business and operating problems.  These software applications were tailored for the customers’ business and operating requirements and made accessible via the Internet. These businesses were sold in July 2002.  Refer to Note 8 to our consolidated financial statements for further discussion.

Titan Technologies (Substantially Discontinued August 2002)

In 2002, Titan discontinued its AverCom business which was sold in 2002, its LinCom Wireless business which was shut down in 2002, and its commercial information technology business which is currently held for sale.

For the year ended December 31, 2003, the discontinued operations of Titan Technologies, comprised of the remaining commercial information technology business, had revenues of approximately $13.8 million.

Recent Developments

Proposed Merger with Lockheed Martin Corporation.   Lockheed Martin Corporation (Lockheed Martin) and Titan have entered into a definitive agreement for Lockheed Martin to acquire Titan.  Under the merger agreement, stockholders of Titan may elect to receive $22 per share in cash, an equivalent amount of Lockheed Martin common stock, or a 50/50 combination of cash and Lockheed Martin common stock.  Stockholders who elect to receive all cash or stock will be subject to pro-ration, so that the aggregate number of shares of Titan’s common stock to be exchanged for cash and the aggregate number to be exchanged for Lockheed Martin common stock will each equal 50 percent of the total number of shares of Titan common stock outstanding on the closing date, other than shares held by Titan and Lockheed Martin and shares for which dissenter’s rights have been exercised. The total value of this transaction, including the assumption of about $550 million of Titan debt, is approximately $2.4 billion before accumulated tax benefits.  The transaction has been approved by the boards of directors of each company and is subject to approval by Titan stockholders and satisfaction or waiver of the other closing conditions described in the merger agreement, including that there has not been a material adverse change in Titan.  Among other terms, the merger agreement provides that the exchange rate for stockholders who receive Lockheed Martin common stock will be determined by dividing $22 per share by the average of the daily high and low sales prices per share of Lockheed Martin common stock on the New York Stock Exchange (NYSE) composite transaction tape for the 10 trading days preceding the third trading day prior to the effective date of the merger, subject to specified collars. If the average price exceeds $58 per share (the Upper Collar), then the exchange rate will be calculated using the Upper Collar instead of the average price. If the average price is less than $46 per share (the Lower Collar), then the exchange rate will be calculated using the Lower Collar instead of the average price.

On February 9, 2004, Titan announced that all outstanding shares of its cumulative convertible preferred stock will be redeemed at 5:00 p.m., New York City time, on March 15, 2004.  The redemption is being undertaken in anticipation of and as a condition to the close of the proposed merger with Lockheed Martin but is not contingent on the merger closing.  The convertible preferred shares are redeemable at Titan’s option at a redemption price of $20 per share, plus cumulative dividends in arrears, for an aggregate redemption price of $20.03 per share.  Titan will redeem the shares using available cash balances.  The preferred stock is listed on the New York Stock Exchange under the symbol “TTN_Pr” and closed at $19.85 per share on March 8, 2004.  Holders of Titan’s convertible preferred stock also have an existing right to convert each of their shares into 0.781 shares of Titan’s common stock.  The right to convert the convertible preferred stock will terminate at 5:00 p.m., New York City Time, on March 15, 2004, the date of redemption.  As of February 9, 2004, there were 686,724 shares of convertible preferred stock outstanding.  To the extent that all of these shares are converted, then approximately 536,331 shares of Titan common stock would be issued.  Any shares of convertible preferred stock that are not converted will be redeemed.

In response to concerns raised by the U.S. government concerning organizational conflicts of interest certain of our contracts might create with Lockheed Martin’s existing businesses, in the first quarter of 2004, we have divested certain contracts with organizational conflict of interest provisions and the related business unit where these conflicts could not be mitigated to the satisfaction of the customer.  Neither the revenues associated with the divested contracts, nor the divestiture transaction itself, were material to us.

Refer to Note 11 to our consolidated financial statements for a discussion of the impact of the proposed merger on Titan’s outstanding debt.

                Refer to “Item 3 - Legal Proceedings” and “Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Factors – Risks Related to our Business ” for discussion of legal and other matters relating to the recently announced internal and governmental investigations into whether payments involving our foreign consultants were made in violation of applicable law and related issues.  In relation to the investigations, after consideration of publicly available information of recent resolutions of other Foreign Corrupt Practices Act issues, and following discussions with legal counsel, we have recorded a $3.0 million provision as of and for the year ended December 31, 2003, representing our estimate of potential liabilities related to this matter.  This provision was not included in the consolidated statements of operations that we previously issued in connection with our announcement of fourth quarter and full year results and filed with the SEC on Form 8-K dated February 23, 2004.

In the year ended December 31, 2003, Titan incurred $2.2 million in transaction costs related to the proposed merger, which are reflected as merger related costs in the accompanying consolidated statements of operations.

Government Contracts

A substantial portion of our revenues are dependent upon continued funding of United States and allied government agencies, as well as continued funding of the programs targeted by our businesses.  Our revenues from U.S. government business represented approximately 96% of our total revenues for the year ended December 31, 2003.  Any significant reductions in the funding of United States government agencies or in the funding of programs targeted by our businesses could materially and adversely affect our operating results.

U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government’s requirements.  When we subcontract with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract.  We often have little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in our loss of our subcontract.  In 2003, approximately 20% of our revenue was derived under subcontracts with prime contractors.  In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government.  As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate.  Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees.  Any audits of our contract-related costs and fees could result in material adjustments to our revenues.  In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations.  Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years.  Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years.  Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results.

Our business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts.  Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee.  Some cost-reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price.  Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and are reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense.  The following table gives the percentage of revenues realized by us from the three primary types of government contracts during the periods indicated.

	Year Ended December 31,
Contract Type	2003	2002	2001

Time and Materials	38.9%	42.6%	41.5%
Cost Reimbursable	43.8	36.3	39.3
Fixed-Price	17.3	21.1	19.2

	100.0%	100.0%	100.0%

Backlog

Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements.  This results in two different categories of U.S. government backlog: funded and unfunded backlog.  “Funded backlog” consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency.  Although funded backlog is appropriated by Congress, we cannot guarantee that cancellations or scope adjustments will not occur.  The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential cancellation fees.  “Unfunded backlog” consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues expected to be earned on funding of new contracts awarded to us.  Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.  “Backlog” is the total of the government and commercial funded and unfunded backlog.

Our backlog consisted of the following approximate amounts as of the following dates:

	As of December 31,
Backlog	2003	2002	2001
	(in thousands)
U.S. Government funded backlog	$913,582	$695,598	$545,569
U.S. Government unfunded backlog	4,263,641	3,306,244	2,231,052
Commercial backlog	29,529	39,568	26,788
Total backlog	$5,206,752	$4,041,410	$2,803,409

We expect to realize approximately 34.2% of our December 31, 2003, total backlog by December 31, 2004.

Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects and the amount of funding of projects.  In addition, cancellations or adjustments to contracts may occur.  Backlog is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded.  Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.  No assurance can be given as to when and if revenue will be realized on projects included within our backlog.

Manufacturing

We operate both fabrication and assembly facilities and also purchase certain components and assemblies from other suppliers.  We also use contract manufacturers for some of our products.  No one contract manufacturer or supplier accounts for a significant portion of total purchases or revenues.  With the exception of the contract manufacturer we are utilizing to manufacture and construct our X-Craft vessel, we do not rely on any one supplier as a single source for a material project.  While we use care in selecting our manufacturers, our use of contract manufacturers gives us less control over the reliability of supply, quality and price of products or components than if we manufactured our products ourselves.  We risk disruptions in our supply of products and components if these suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors.

Patents, Trademarks and Trade Secrets

Our policy is to apply for patents and other appropriate statutory protection when we develop new or improved technology, although we do not rely on patent protection in the normal course of our government contract operations.  We presently hold over 100 U.S. and foreign issued patents, as well as a number of trademarks and copyrights.  We do not rely, however, solely on these statutory protections to protect our technology and intellectual property.  In addition to seeking patent protection for our inventions, we rely on the laws of unfair competition and trade secrets to protect our unpatented proprietary rights.  We attempt to protect our trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants.  In addition, various names used by us for our products and services have been registered with the United States Patent and Trademark Office.

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

Research and Development

We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products.  These programs’ costs are expensed as incurred.  Titan-funded research and development expenditures were $11.3 million in the year ended December 31, 2003. A portion of our research and development activities during 2003 was customer-funded and as such was paid for through contract revenues with an associated expense in operating expenses.  All of our customer-funded research and development activity is funded under contracts with the U.S. government and is not included in research and development expense.

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

We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances.  Although our business is not generally involved in the handling of hazardous materials, we cannot completely eliminate the risk of contamination or injury from these substances or wastes, and in the event of such an incident, we could be held liable for any damages that result.  From time to time, we have been notified of violations of government and environmental regulations.  We attempt to correct these violations promptly without any material impact on our operations.  In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future.  These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2003, we employed approximately 11,500 employees, most of whom were located in the United States.  As of December 31, 2003, we were subject to collective bargaining agreements with respect to 34 employees.  We believe that our relationships with our employees are satisfactory.

General Information

We were incorporated in Delaware in 1969.  Our executive offices are at 3033 Science Park Road, San Diego, CA 92121, and our telephone number is (858) 552-9500.  Our website address is www.titan.com.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments for those reports as soon as reasonably practicable after such material is electronically furnished to the Securities and Exchange Commission.

We also provide access on our website to our Corporate Governance Principles: our Code of Ethics, the charters of our Audit, Nominating and Corporate Governance, and Compensation Committees.  Copies of these documents are available without charge to any stockholder upon written request to our corporate secretary at our headquarters address.  In addition, we will disclose on our website any changes to, or waivers from, our Code of Ethics.

Item 2.  Properties

Our operations’ facilities occupy approximately 3,011,300 square feet of space located primarily throughout the United States.  The large majority of the space is office space.  Substantially all of our facilities are leased.  We describe our lease commitments in Note 12 to the accompanying consolidated financial statements.

As a result of the merger of Titan Systems Corporation into The Titan Corporation in September 2002, a charge of approximately $32.2 million was taken in 2002 for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009 and representing approximately 395,000 square feet of excess space.  We have subleased certain of these facilities and continue to actively pursue additional sublease opportunities for the remaining facilities.  However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  The actual amount of estimated losses on these lease commitments could change based upon Titan’s ability to obtain sublease arrangements for these facilities.

Item 3.  Legal Proceedings

Recently Announced Governmental Investigations

On February 13, 2004, we announced that representatives of Lockheed Martin and Titan recently initiated meetings with the Department of Justice and the Securities and Exchange Commission to advise of an internal review relating to certain agreements between Titan and international consultants or representatives and related payments in foreign countries.  We have been sharing the results of the internal review with the Department of Justice and the SEC.  We also announced we had learned that the SEC had commenced an investigation into whether payments involving foreign consultants were made in violation of applicable law. On March 5, 2004, we learned that the Department of Justice had opened a criminal inquiry into this matter.  We have continued our internal review relating to these issues, in cooperation with Lockheed Martin Corporation, which is conducting a parallel review in connection with its proposed acquisition of Titan. The SEC has issued a subpoena for production of documents, but has suspended actual production of documents at this time.  We intend to continue to cooperate fully with the Department of Justice and the SEC in connection with their investigation of the matters under review.

As part of our ongoing review, we and Lockheed Martin learned of allegations that improper payments were made, or items of value were provided, by our consultants to foreign officials.  The alleged payments or provision of items of value, if true, raise questions concerning whether there has been a violation of the Foreign Corrupt Practices Act or other applicable law.  In the course of our investigation, information has been identified that may indicate that there have been violations of U.S. or foreign law arising out of payments involving our foreign representatives.  These matters are subject to ongoing Department of Justice and SEC review.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”  If the government determines that unlawful payments were made, the government could take action against us and/or some of our employees.  These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on our or our affected businesses' ability to export products or enter into future U.S. government contracts.

                Information gathered as part of the internal review raises questions as to whether applicable law has been violated.  In relation to the government investigations, after consideration of factors including publicly available information of recent resolutions of other FCPA issues, and following discussions with legal counsel, we have recorded a $3.0 million provision as of and for the year ended December 31, 2003, representing our estimate of potential liabilities related to this matter.  The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations and associated liabilities, if any, could be different from the amount currently estimated.

Other Proceedings

On January 23, 2004, Titan, together with its wholly owned subsidiaries, Titan Wireless, Inc. and Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California. The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment delivered was unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment that was delivered to Gonzales Communications.  We believe that the claims of Gonzales Communications are without merit, and we intend to defend our position vigorously.

Since September 2003, Titan has been named as a defendant in the following purported class action lawsuits each filed on behalf of holders of common stock of SureBeam Corporation, a former subsidiary of Titan: (1) Bernd Bilstein, IRA v. SureBeam Corporation, et. al., filed in the U.S. District Court for the Southern District of New York on September 10, 2003; (2) Steven Morrow v. SureBeam Corporation, et. al., filed in the U.S. District Court for the Southern District of California on October 23, 2003; and (3) Gordon Reed v. Oberkfell, et. al, filed in the U.S. District Court for the Southern District of California on December 24, 2003. Both the Bilstein and Morrow complaints allege that Titan, as a “control person” of SureBeam within the meaning of the Securities Act, should be held liable for allegedly false and misleading statements contained in the prospectus issued in connection with SureBeam’s initial public offering in March 2001. SureBeam and certain investment banks serving as lead underwriters in SureBeam’s offering also were named as defendants in both the Bilstein and Morrow complaints. The Reed complaint alleges that Titan, as the then majority stockholder of SureBeam, breached fiduciary duties owed to the minority stockholders by, among other things, causing SureBeam to go public with false and misleading statements contained in the prospectus for SureBeam’s initial public offering, grossly mismanaging SureBeam to

Titan’s benefit and by being unjustly enriched at the expense and detriment of SureBeam. SureBeam and certain officers and directors of SureBeam also were named as defendants in the Reed complaint. Dr. Ray and Susan Golding, two of Titan’s current directors, were named as defendants in the Bilstein and Reed complaints in their capacity as directors of SureBeam. The plaintiffs in the Bilstein, Morrow and Reed complaints seek unspecified statutory damages from Titan.  We believe that the allegations contained in these complaints are without merit, and we intend to defend the claims vigorously.

On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’ assets.  The court denied Perimex’s request for a preliminary injunction, sustained Titan’s and Titan Wireless’ demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  Perimex dismissed its complaint voluntarily without prejudice.  On May 22, 2003, however, Perimex filed a new complaint in the United States district court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages.  We believe that Perimex’s claims are without merit, and we intend to defend our position vigorously.

In October 2002, we received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  We have been informed that other companies who have performed such services have received subpoenas as well.  We are not aware of any illegal or inappropriate conduct, and we have been and will continue to cooperate fully with the investigation.

In March 2003, we received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA.  We also received a subpoena from the Office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA.  We are not aware of any illegal or inappropriate conduct, and we are fully cooperating with the government’s inquiries in these areas.

We are involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor.  Titan and its subsidiaries are named as defendants in legal proceedings from time to time and third parties, including the government, may assert claims against Titan from time to time.  In addition, Titan has acquired companies from time to time that have legal actions pending against them at the time of acquisition.

Based upon current information available to us, in the opinion of management, the amount of ultimate liability or recovery with respect to these other actions and proceedings is not expected to materially affect our consolidated financial position or results of operations taken as a whole.   However, our evaluation of the likely impact of these other actions and proceedings could change in the future, and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

Item 4.  Submission of Matters To a Vote of Security Holders

No information is required by Item 4.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

Titan’s common stock and cumulative convertible preferred stock are traded on the New York Stock Exchange (NYSE).  As of February 9, 2004, there were approximately 3,590 holders of record of our common stock and 430 holders of record of our preferred stock, excluding beneficial owners of shares held in the names of brokers or other nominees.  The closing prices for the common and preferred stock on the NYSE as of February 23, 2004, were $20.90 and $19.95, respectively.  The quarterly market price ranges based on the high and low sales prices for our common and preferred stock on the NYSE in 2003 and 2002 were as follows:

Common Stock
	2003		2002
Fiscal Quarter	High	Low	High	Low
First	$12.35	$6.82	$18.66	$12.64
Second	10.88	6.80	17.43	12.72
Third	21.60	10.01	13.64	6.62
Fourth	21.89	20.80	13.94	8.86

Cumulative Convertible Preferred Stock
	2003		2002
Fiscal Quarter	High	Low	High	Low
First	$17.50	$15.15	$20.40	$18.20
Second	17.40	15.50	19.80	17.15
Third	20.35	16.85	17.10	13.30
Fourth	20.25	19.84	17.35	15.30

No cash dividends were paid on Titan’s common stock in 2003 or 2002.  Regular quarterly dividends of $.25 per share were paid on the cumulative convertible preferred stock in both years.

On August 5, 2002, we distributed to our stockholders in the form of a dividend 0.6986 shares of SureBeam Corporation for each outstanding share of Titan common stock.  The common stock prices presented above for periods before August 5, 2002 are restated stock prices and reflect the distribution of our ownership in SureBeam to our stockholders.  The market prices were restated by dividing by 1.345, the same adjustment made by Titan to outstanding Titan stock options to maintain the same aggregate intrinsic value of the stock options as before the spin-off.  See Note 14 to our consolidated financial statements.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2003:

(Shares in thousands)	Number of securities to be issued upon exercise of options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,648	$9.04	4,091
Equity compensation plans not approved by stockholders	—	—	—
Total	9,648	9.04	4,091

Item 6.  Selected Financial Data (in thousands of dollars, except per share data)

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated statement of operations data presented below for each of the years ended December 31, 2003, 2002 and 2001, and the balance sheet data at December 31, 2003 and 2002 are derived from our consolidated financial statements included in this filing.  The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the balance sheet data at December 31, 2001, 2000, and 1999 are derived from audited consolidated financial statements not included in this document.

	2003	2002	2001	2000	1999
Operating Results:
Revenues	$1,775,007	$1,392,160	$974,497	$846,208	$741,225
Income (loss) from continuing operations before cumulative effect of change in accounting principle	29,951	(13,244)	(3,457)	(15,334)	37,660
Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share:
Basic	$0.37	$(.18)	$(.13)	$(0.34)	$.78
Diluted	0.35	(.18)	(.13)	(0.34)	.70

Financial Position:
Cash, cash equivalents and investments	$26,974	$34,123	$18,621	$6,447	$12,970
Total assets	1,290,635	1,297,442	1,451,919	951,209	627,550
Amounts outstanding under lines of credit, long-term	341,250	344,750	317,187	260,625	215,014
Other long-term debt	200,988	2,045	5,612	1,250	5,749
Company obligated mandatory redeemable convertible preferred securities	—	250,000	250,000	250,000	—
Stockholders’ equity	371,409	312,313	496,958	167,416	166,348
Preferred dividends	688	689	690	692	695

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

We focus on the following four markets:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology, and the War on Terrorism/Homeland Security.

During the past three years, our revenues have grown organically by using our broader capabilities to win larger, more complex and long-term government contracts, and through acquisitions of other government information technology companies.

Our operating margins are affected by the mix of contract types (cost reimbursable, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts.  Significant portions of our contracts are time and materials and cost reimbursable contracts.  We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fixed or incentive-based fee, or profit, under cost reimbursable contracts.  The financial risks under time and material and cost reimbursable contracts generally are lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts.  The U.S. government also has awarded us fixed-price contracts.  Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit.  Of our total revenues from our government business in 2003, approximately 39% were generated by time and materials contracts, approximately 44% were generated by cost reimbursable contracts, and approximately 17% were generated by fixed-price contracts.

As a result of our decision in the third quarter of 2002 to exit substantially all of our remaining commercial businesses, as discussed in “Discontinued Operations” below, and because most of our remaining operations are our government businesses, we merged our Titan Systems Corporation subsidiary, which encompassed our primary government businesses, into The Titan Corporation on September 25, 2002 (see Note 14 to our consolidated financial statements).  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, substantially all of our operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.  Prior to these developments, we grouped our businesses into five business segments — Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed below, we are no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues for the years below:

	Consolidated Financial Data Year Ended December 31,
	2003	2002	2001
Revenues	$1,775,007	$1,392,160	$974,497
Cost of revenues	1,478,631	1,129,061	755,115
Selling, general and administrative	163,919	179,559	154,514
Research and development	11,324	9,555	9,310
Impairment charge related to SureBeam	15,757	—	—
Exit and restructuring charges and other	—	53,317	—
Acquisition and integration related charges and other	—	—	27,847
Merger related costs	2,247	—	—
Operating profit	103,129	20,668	27,711
Interest expense, net	(32,248)	(30,956)	(34,890)
Debt extinguishment costs	(12,423)	(9,435)	—
Loss on investments	(6,154)	—	—
Income tax provision (benefit)	22,353	(6,479)	1,007
Minority interests	—	—	4,729
Loss from discontinued operations, net	(854)	(218,106)	(95,157)
Cumulative effect of change in accounting principle, net	—	(40,111)	—
Net income (loss)	$29,097	$(271,461)	$(98,614)

As a Percentage of Revenues

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	83.3	81.1	77.4
Selling, general and administrative	9.2	12.9	15.9
Research and development	0.7	0.7	1.0
Impairment charge related to SureBeam	0.9	—	—
Exit and restructuring charges and other	—	3.8	—
Acquisition and integration related charges and other	—	—	2.9
Merger related costs	0.1	—	—
Operating profit	5.8	1.5	2.8
Interest expense, net	(1.8)	(2.2)	(3.6)
Debt extinguishment costs	(0.7)	(0.7)	—
Loss on investments	(0.3)	—	—
Income tax provision (benefit)	1.3	(0.5)	0.1
Minority interests	—	—	0.5
Loss from discontinued operations, net	(0.1)	(15.7)	(9.7)
Cumulative effect of change in accounting principle, net	—	(2.9)	—
Net income (loss)	1.6%	(19.5)%	(10.1)%

Results of Operations

Fiscal Years Ended December 31, 2001, 2002, and 2003

Revenues

Our consolidated revenues increased from $974.5 million in 2001 to $1.4 billion in 2002 and from $1.4 billion in 2002 to $1.8 billion in 2003.  Revenues in 2003 increased in part due to the increased work on the linguists contract with the U.S. Army’s Intelligence and Security Command, which contributed increased revenues of approximately $112.1 million, and increased work on the contract to provide enterprise information technology support for the U.S. Special Operations Command which contributed increased revenues of approximately $37.5 million.  Revenues from the U.S. Navy also grew $42.2 million over 2002 due to increased work on development contracts for the X-Craft and affordable weapons for the Office of Naval Research.  Revenues from enterprise information technology work for the Navy on a worldwide intelligence network contributed increased revenues of approximately $31.7 million, and enterprise architecture and decision support for the National Security Agency contributed revenues of approximately $20.5 million to the increase.  Aside from the linguist and enterprise information technology contracts mentioned above, which represent 7.0% and 3.5% of total revenue, respectively, no single contract accounted for more than 2.0% of total revenue in 2003.  The acquisitions of Wave Science, Inc., in the third quarter of 2002 and Jaycor, Inc., in March of 2002, contributed an aggregate of approximately $20.2 million to the total revenue increase. Revenue growth in 2002 was primarily attributable to organic revenue growth and the impact of the acquisition of Jaycor, Inc., and a full year of operations generated by Datron Systems (Datron) and BTG, Inc. (BTG), companies acquired in the latter half of 2001, which contributed an aggregate of approximately $361 million  to the increase in 2002.  The organic revenue growth in 2002 reflects increased demand from the intelligence community and Homeland Security agencies, including systems integration services and cryptological equipment for U.S. and Allied intelligence agencies, vulnerability assessments and first responder operations training on Homeland Security contracts, and Armed Services technical services such as linguist support, specifically related to the war on terrorism.  Increased revenues in 2002 were also driven by the ramp up of work on Titan’s enterprise information technology contract with the U.S. Special Operations Command, and work for the Air Force’s Electronic Systems Center on a variety of technical, engineering and acquisition support contracts.

Selling, General and Administrative

Our SG&A expenses increased from $154.5 million in 2001 to $179.6 million in 2002 and decreased from $179.6 million in 2002 to $163.9 million in 2003.  SG&A, as a percentage of revenues, decreased from 15.9% in 2001 to 12.9% in 2002 and from 12.9% in 2002 to 9.2% in 2003.  The 2003 SG&A included amortization of purchased intangibles of $4.4 million and deferred compensation amortization of $7.2 million.  The 2002 SG&A was impacted by amortization of purchased intangibles of $5.7 million compared to amortization of goodwill of $10.0 million in 2001, and an increase in the amortization of deferred compensation from $4.3 million in 2001 to $27.8 million in 2002.  The amortization of deferred compensation in 2002 includes approximately $23.3 million resulting from the merger of Titan’s national security subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options.  For further details regarding deferred compensation, please refer to Note 14 to our consolidated financial statements.  The decrease in SG&A from 2003 and 2002 was attributable to the decrease in amortization noted above as well as cost reduction and consolidation activities initiated in early 2002 that reduced our SG&A expenses necessary to operate our business and support our revenue growth.  The decreases as a percentage of revenues in 2003 and 2002 were attributable to these cost savings as well as overall increased economies of scale with higher revenues.

Research and Development

Our R&D expenses increased from $9.3 million in 2001 to $9.6 million in 2002 and from $9.6 million in 2002 to $11.3 million in 2003.  R&D expenses in 2003 were incurred primarily on the development of a low cost phased array radar system, secure communications devices, satellite communications modems and the HF manpack and portable radios.  The increased R&D expenditures in 2002 compared to 2001 were primarily attributable to increased development expenses incurred to develop software reprogrammable modems and digital radios for military and homeland security applications.  As a percentage of revenues, R&D remained at 1% or less in all periods.

Impairment Charge Related to SureBeam

Prior to and in connection with the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.  Titan extended a $50 million secured senior credit facility of which $25 million in principal was advanced and is outstanding as of December 31, 2003.  The senior credit facility is secured by a lien on substantially all of SureBeam’s assets.  In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam.  Titan is SureBeam's only secured lender.  The aggregate amount of the lease obligations Titan has guaranteed as of December 31, 2003, is approximately $18.6 million.  The leases extend through periods ending in 2023.  The aggregate amount due to Titan as of December 31, 2003 for future obligations under the sublease agreements for approximately 63,800 square feet for periods through 2010 is approximately $4.9 million.  SureBeam’s obligation to reimburse Titan for any amounts paid under the guarantees is secured under the senior credit facility.

On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code.  As a result of this filing, we recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam’s other indebtedness and obligations to us.  The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of collateral securing the senior credit facility.  The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $9.0 million.  The ultimate impairment is also dependent upon Titan’s ability to mitigate its obligations under the facilities lease guarantees through subleases, and loan repayments from Hawaii Pride (as discussed below).  The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $16.8 million.  The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a Tax Allocation Agreement.  The actual amount of Titan’s losses could be lower or higher than currently estimated depending on the amount of SureBeam liquidation proceeds received and the amount of net payments made under its lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride.  Refer to Note 5 to our consolidated financial statements for further discussion of Titan’s agreements with SureBeam.

On March 4, 2004, we entered in a settlement agreement with the bankruptcy trustee for SureBeam and its subsidiary.  The settlement agreement requires bankrutpcy court approval to become effective.   Under the settlement agreement, we will have an allowed secured claim in the amount of a minimum of approximately $47.9 million and a first priority perfected lien on all assets of SureBeam other than certain identified assets of SureBeam.  Upon effectiveness of the settlement agreement, the automatic stays in the bankruptcy will be modified to permit us to exercise our rights and remedies as a secured creditor and sublessor, including the right to dispose of collateral.  As part of the settlement, we also agreed to undertake commercially reasonable efforts to collect two receivables of SureBeam that by agreement are excluded from our collateral and to deliver the proceeds to the bankruptcy trustee.

In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride’s bank debt up to the greater of SureBeam’s equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, WebBank.  As of December 31, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days.  In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank.  Through March 8, 2004, Titan has loaned approximately $0.2 million to Hawaii Pride under a new credit facility for a maximum amount of $0.45 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments.  All amounts outstanding under this facility are required to be repaid by May 2005.  In the impairment charge discussed above, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility.

Exit and Restructuring Charges and Other

Included in the year ended December 31, 2002, is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002, and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  Included in the employee termination costs are 33 personnel reductions.

Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  Titan has subleased certain of these facilities and continues to actively pursue additional  sublease opportunities for the remaining facilities.  However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  The actual amount of estimated losses on these lease commitments could change based upon Titan’s ability to obtain sublease arrangements for these facilities.  Included in the employee termination costs are 19 personnel reductions.

Approximately $7.7 million of the Titan Systems restructuring costs are primarily related to employee termination costs, employee retention costs, duplicate transition costs and professional fees related to acquisitions and certain reorganization and consolidation activities within Titan Systems.

The remaining $1.7 million is related to direct transaction costs incurred by Titan in connection with acquisitions that did not close,  primarily the proposed acquisition with Science and Engineering Associates, Inc.

At December 31, 2003, accruals for all exit and restructuring charges totaled $27.9 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  These exit and restructuring activities were accounted for under EITF Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria.  Effective January 1, 2003, Titan was required to adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value.  As these restructuring activities were entered into prior to our adoption of SFAS No. 146, Titan has accounted for these activities under EITF 94-3.  A summary of exit and restructuring charges and other recorded and the utilization of those accruals during the years ended December 31, 2002 and 2003 is as follows:

	Charges recorded in 2002	Asset Disposals	Cash paid 2002	Balance December 31, 2002	Cash paid 2003	Balance December 31, 2003
Titan Systems restructuring:
Estimated facilities consolidation costs	$32,226	$—	$155	$32,071	$4,775	$27,296
Employee termination/retention costs and other	7,703	—	5,965	1,738	1,738	—
	39,929	—	6,120	33,809	6,513	27,296
Transaction costs for unsuccessful deals	1,726	—	1,129	597	597	—
	41,655	—	7,249	34,406	7,110	27,296
Cayenta headquarters exit costs:
Lease commitment costs	4,816	—	1,680	3,136	2,511	625
Asset impairment costs	2,444	2,444	—	—	—	—
Employee termination costs and other	4,402	—	4,183	219	212	7
	11,662	2,444	5,863	3,355	2,723	632
	$53,317	$2,444	$13,112	$37,761	$9,833	$27,928

At December 31, 2003, $16.4 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $11.5 million are included in Other Non-current Liabilities.  The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Acquisition and Integration Related Charges and Other

Acquisition and integration related charges and other of $27.9 million in 2001 included $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in our government business, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan’s government business.  Liabilities of $1.3 million related to the charges remained at December 31, 2001, which were paid in 2002.

Merger Related Costs

Merger related costs in 2003 of $2.2 million are comprised of transaction costs related to the proposed merger between Titan and Lockheed Martin.

Operating Profit

Consolidated.  Our operating profit decreased from $27.7 million in 2001 to $20.7 million in 2002 and increased from $20.7 million in 2002 to $103.1 million in 2003.  Our operating profits have been significantly impacted by a number of factors in each of 2001, 2002 and 2003.  The 2001 operating results include the acquisition and integration related charges and other of $27.9 million noted above, and the 2002 operating results include the exit and restructuring charges and other of $53.3 million noted above.  The 2003 operating results include an impairment charge related to SureBeam of $15.8 million and $2.2 million of merger related costs, as noted above. Also impacting the results in each year was amortization of goodwill and purchased intangibles of $10.0 million in 2001, $5.7 million in 2002, and $4.4 million in 2003 and deferred compensation amortization of $4.3 million in 2001,

$27.8 million in 2002 and $7.2 million in 2003.  Operating income in 2002 and 2003 increased primarily due to the increased revenue volume discussed previously, as well as an increase in operating margins primarily resulting from economies of scale and specific cost containment initiatives.

Interest Expense, Net

Our net interest expense decreased from $34.9 million in 2001 to $31.0 million in 2002 and increased from $31.0 million in 2002 to $32.2 million in 2003.  Borrowings from our primary bank credit facility, excluding working capital lines from acquired companies, averaged $337.3 million at a weighted average interest rate of 7.5% during 2001, $350.2 million at a weighted average interest rate of 5.14% during 2002, and $360.6 million at a weighted average interest rate of 4.7% during 2003.  Interest expense in 2003 compared to 2002 reflects reduced interest expense on our credit facility resulting from the reduced interest rates, offset by increased interest expense on $200 million in 8% senior subordinated notes issued in May 2003, the proceeds of which were used to redeem $250 million in 5 3/4% HIGH TIDES.  The reduction in interest expense in 2002 as compared to 2001 reflects lower average interest rates on our primary bank credit facility.  Also included in interest expense is interest on our deferred compensation plan and retiree medical obligations.  Interest expense related to these items was $0.7 million for 2001, $0.8 million for 2002, and $0.6 million for 2003.

Loss on Investments

The loss on investments of $6.2 million in 2003 relates to an unrealized loss on the carrying value of our investment in Etenna Corporation based upon recent indications of fair value, and includes an unrealized loss on our investment in DOAR Communications that was subsequently sold at a loss in January 2004.

Income Taxes

Consolidated income taxes reflect effective rates of a provision of 14% in 2001 reflecting a $1.0 million provision on a pre-tax loss of $7.2 million, a benefit of 33% in 2002, and a provision of 43% in 2003.  The provision in 2001 on a pre-tax loss was due to the impact of the relationship of significant permanent non-deductible items compared to the book loss for the period.  The reduced benefit rate in 2002 as compared to the statutory tax rate reflects the effect of additional state taxes due to separate state filings.  Due to Titan’s return to profitability in 2003, the consolidated income taxes now reflect a tax provision compared to the tax benefit in 2002.  The increased provision rate in 2003 reflects the non-deductibility of certain losses and costs incurred in 2003.

Loss From Discontinued Operations

Our loss from discontinued operations includes the results of operations for our Titan Wireless business, certain components of our Cayenta business, our AverCom business, our LinCom Wireless business and SureBeam (which was spun-off in August 2002).  Excluded from the loss from discontinued operations is a charge of $50.1 million for the impairment of goodwill which was recorded on January 1, 2002 when Titan adopted SFAS No. 142, which has been reflected as the cumulative effect of a change in accounting principle.  Following is a summary of the operating results for the discontinued operations.

	Year Ended December 31,
	2003	2002	2001
Gain on sale of business	$12,195	$—	$—
Impairment of goodwill	—	(96,961)	—
Impairment of fixed assets and other	(13,469)	(162,449)	(3,679)
Exit charges	(5,000)	(24,403)	(4,575)
	(6,274)	(283,813)	(8,254)
Losses from operations	(10,189)	(43,543)	(94,695)
	(16,463)	(327,356)	(102,949)
Tax benefit	(15,609)	(109,250)	(7,792)
Loss from discontinued operations, net of taxes	$(854)	$(218,106)	$(95,157)

The 2003 tax benefit was impacted by the GlobalNet sale for which a tax provision was not provided due to prior losses, as well as a tax benefit to adjust the carrying value of certain assets which are currently held for sale in Titan’s remaining commercial information technology business that was previously part of Titan Technologies.

Titan Wireless (Discontinued July 11, 2002) In July 2002, our board of directors made the decision to exit all of our international telecommunications business through a combination of selling or winding down the operations within our Titan Wireless segment.  Titan immediately began implementing these actions, which were substantially completed during 2003.  Titan has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.   Revenues for Titan Wireless were $71.5 million and net income was $1.0 million for the year ended December 31, 2003.  The revenues were primarily generated by the GlobalNet business prior to the sale of this business in the third quarter of 2003.  The net income was primarily a result of the gain of $12.2 million from the disposition of the GlobalNet business, resulting from a previous write-down of the carrying value of the net assets, for which a tax provision was not provided due to prior losses.  The gain was offset by impairment charges of $10.8 million resulting from the terms of the settlement agreements with Titan’s customers in Nigeria and Benin, and by approximately $5.0 million of charges accrued for the exit activities in Benin.

On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (the OPT), entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This financing was subsequently increased by 6.0 billion francs CFA to approximately $54.0 million.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company’s equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% per year and was originally to be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003.  The payment terms were subsequently amended calling for quarterly payments through mid-2006.  The borrowings on this facility have been utilized to fund various equipment and subcontractor costs incurred most notably by Alcatel of France, a major subcontractor to this project.

Related to Titan’s contract with the OPT, Titan has a $46.2 million gross receivable due from the OPT, which is reflected in Current Assets of Discontinued Operations as of December 31, 2003.  Of this amount, approximately $32.3 million is recorded as a receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs.  The remaining $14 million net receivable represents amounts due from the OPT under the Titan settlement agreement entered into with the OPT.  Titan entered into the settlement agreement with the OPT in October 2003 pursuant to which Titan was to be paid $29.5 million in full satisfaction of Titan’s performance on the OPT contract, of which $14 million remains outstanding as of December 31, 2003.

In the second quarter of 2003, Titan sold its interest in Ivoire Telecom S.A. for approximately $0.5 million cash consideration.  In the third quarter of 2003, Titan completed the sale of its GlobalNet business.  Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million, and the buyer’s assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale.  Titan has collected approximately $0.5 million of the amounts due under the notes receivable, and expects to collect the remaining $1 million in the first quarter of 2004.  Also during the third quarter of 2003, Titan settled and accelerated the collection of its receivable due from its customer in Nigeria, resulting in an aggregate cash collection of approximately $11.7 million in 2003.

Cayenta (Discontinued March 2002 - previously included in our Software Systems segment)  In July 2002, the two information technology businesses of Cayenta were sold, for cash received to date of $0.2 million.

SureBeam (Discontinued October 2001)  Titan discontinued the SureBeam segment in the third quarter of 2001, and in the third quarter of 2002, Titan completed a tax free spin-off transaction in which all of Titan’s shares of SureBeam Corporation were distributed to Titan stockholders.  In 2003, we recorded an estimated pre-tax impairment charge of $15.8 million related to SureBeam’s indebtedness to Titan.  See the discussion in “Impairment Charge Related to SureBeam” above for further details.

Titan Technologies  In August 2002, our board of directors made the decision to sell or otherwise divest our LinCom Wireless business and to sell our remaining commercial information technology business, both of which were previously reported in our Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.  In October 2002, the LinCom Wireless business was shut down.  The AverCom business, discontinued in the first quarter of 2002, was sold in July 2002. The remaining commercial information technology business is currently held for sale.

In accordance with SFAS No. 144, all commercial operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.  SFAS No. 144 contains criteria that must be met for businesses to be classified as held-for-sale and recorded as discontinued operations.  Management periodically re-evaluates those criteria for businesses held-for-sale, and if such criteria are no longer met, we would be required to reclassify the operations and assets and liabilities of non-qualifying businesses into continuing operations.  Management believes that all businesses currently held-for-sale meet this criteria and, therefore, have been reported as discontinued operations in accordance with SFAS No. 144.

Refer to Note 8 to our consolidated financial statements for further discussion of discontinued operations.

Net Income (Loss)

We reported net loss of $98.6 million in 2001, net loss of $271.5 million in 2002, and net income of $29.1 million in 2003.  Included in the net results for 2001, 2002 and 2003 are net losses from discontinued operations of $95.2 million, $218.1 million and $0.9 million, respectively.  The discontinued operations in these years include SureBeam (through spin-off date in 2002), certain components of our Cayenta business, our AverCom business, our Titan Wireless business, and our LinCom Wireless business.  The 2003 net income includes an estimated impairment charge of $15.8 million related to our former subsidiary, SureBeam Corporation, and a loss on investments of $6.2 million.  Debt extinguishment costs of $12.4 million and $9.4 million are included in the net results for 2003 and 2002, respectively.  Included in the net loss for 2002 is a charge of $40.1 million, net of tax, for Titan’s adoption of SFAS No. 142, which is reported as a cumulative effect of a change in accounting principle.  Also included in the 2001, 2002 and 2003 results are goodwill and/or purchased intangibles amortization of $10.0 million, $5.7 million and $4.4 million, respectively,  deferred compensation charges and amortization of $4.3 million, $27.8 million and $7.2 million, respectively, and exit and restructuring and other charges, integration, acquisition related charges and other, and merger related costs of $27.9 million, $53.3 million and $2.2 million, respectively.

Liquidity and Capital Resources

We generated cash of approximately $78.5 million from our continuing operations during the year ended December 31, 2003, primarily resulting from our core government business, net of an increase in receivable balances of approximately $75.7 million.  The increase in accounts receivable balances primarily reflects the growth in revenues over the past year.  Our investing activities used net cash of approximately $29.2 million, primarily for the acquisition of Advent for a net cash outlay of approximately $12.1 million, capital expenditures of approximately $14.1 million and investments of $1.6 million.  Financing activities used $52.7 million, primarily due to the redemption of the $250 million HIGH TIDES, offset by the issuance of $200 million 8% subordinated notes.  At the time of the redemption, we borrowed $50 million on our revolving credit facility to fund the redemption, which we repaid from cash flows from operations prior to December 31, 2003.  In addition, deferred debt issuance costs related to the senior subordinated notes and extinguishment costs of the HIGH TIDES, were $13.3 million in total.  Offsetting these uses were the proceeds from stock issuances, primarily the exercise of stock options, which provided $15.5 million.  The proceeds from option exercises is an increase of 81% over the previous year, which management believes was attributable to option holders’ anticipation of the proposed merger with Lockheed Martin.

At December 31, 2003, total borrowings under our senior credit facility were $344.8 million at a weighted average interest rate of 4.4%.  Commitments under letters of credit were $10.2 million at December 31, 2003, which reduces availability of our senior credit facility, resulting in $124.8 million of borrowing availability on the senior revolving credit facility at December 31, 2003.  Of the total borrowings, $3.5 million was short-term.  At December 31, 2003, we were in compliance with all financial covenants.

On May 15, 2003, we sold $200 million of 8% senior subordinated notes due May 15, 2011 in a private placement (the Notes).  We used the net proceeds from the issuance of the Notes, plus borrowings of $50 million under our revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on June 4, 2003.  In what it considered favorable corporate bond market conditions, management made the decision to refinance the HIGH TIDES to eliminate the interest rate risk and potential dilution to stockholders associated with the mandatory remarketing feature of the HIGH TIDES.

We incurred approximately $12.4 million in charges in 2003 related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred debt issuance costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period.  All extinguishment charges were recorded in the second quarter of 2003 as a charge to income from continuing operations.  Following the redemption of the HIGH TIDES, availability on the working capital line was reduced by $50 million for the borrowings on our revolving line of credit for the borrowings required to complete the redemption.

We are required to make interest payments on the Notes semi-annually in arrears on May 15 and November 15 at the rate of 8% per annum.  The first scheduled interest payment for the outstanding Notes was made on November 15, 2003.  We may redeem the Notes, in whole or in part, on or after May 15, 2007 at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any:

Year	Percentage
2007	104.0%
2008	102.0%
2009 and thereafter	100.0%

The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness.  Each of Titan’s domestic subsidiaries other than Cayenta guarantees the Notes.  The guarantees are unsecured and rank equally with each guarantor’s senior subordinated indebtedness.  The Notes and the guarantees are junior to all of Titan’s and each guarantor’s senior indebtedness and senior to all of Titan’s and each guarantor’s subordinated indebtedness.

In connection with its proposed merger with Lockheed Martin, on February 11, 2004, Titan commenced an offer to exchange the existing Notes for a new series of substantially identical 8% senior subordinated notes registered under the Securities Act of 1933 and a consent solicitation relating to proposed amendments to the indenture governing the Notes (described in Note 11 to the consolidated financial statements) and the termination of the registration rights agreement Titan delivered in May 2003 for the benefit of the holders of the Notes. Titan announced on February 25, 2004 that it had received the requisite consents from the holders of more than a majority in aggregate principal amount of the Notes to effect the proposed amendments to the indenture and the termination of the registration rights agreement.  Accordingly, Titan has entered into a supplemental indenture with the indenture trustee to effect the amendments to the indenture and has entered into an amendment to the registration rights agreement providing for its termination; however, the amendments and the termination of the registration rights agreement will not become operative until immediately prior to the completion of the proposed merger with Lockheed Martin.  If the merger is completed, Lockheed Martin will guarantee the surviving entity’s obligations as the obligor of the Notes.  If the merger is not completed, the amendments will not become operative.  Until that point, the indenture and the registration rights agreement, without giving effect to the proposed amendments or the termination of the registration rights agreement, will remain in effect.  The receipt of the requisite consents and the execution of the supplemental indenture satisfy one of the conditions to the closing of the proposed merger with Lockheed Martin.

In the third quarter of 2003, Titan completed the sale of its GlobalNet business.  Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million, and the buyer’s assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale.  Titan has collected approximately $0.5 million of the amounts due under the notes receivable, and expects to collect the remaining $1.0 million in the first quarter of 2004.  Also during the third quarter of 2003, Titan settled and accelerated the collection of its receivable due from its customer in Nigeria, resulting in an aggregate cash collection of approximately $11.7 million.

We used $3.6 million for discontinued operations in 2003 due primarily to payments for vendor and lease obligations, infusion of working capital, exit costs, and for operating losses, net of proceeds from the sale of GlobalNet and other discontinued operations of approximately $2.7 million and collections of approximately $26.5 million on our receivables from customers in Nigeria and Benin, Africa.  In addition, we incurred $2.0 million for a deferred payment related to a prior year acquisition (see Note 9 to our consolidated financial statements.).

Deferred costs and expenses of $8.2 million related to the senior credit facility are included in Other Assets at December 31, 2003 and will be amortized over the remaining term of the senior credit facility.  Deferred costs and expenses of $5.7 million related to the issuance of the Notes are also included in Other Assets at December 31, 2003, and will be amortized over the term of the Notes.

Except as discussed related to SureBeam above in “Impairment Charge Related to SureBeam”, there are no Titan guarantees of debt, either directly or indirectly, other than approximately $1.4 million of equipment financing associated with Ivoire Telecom.

On February 9, 2004, Titan announced that all outstanding shares of its cumulative convertible preferred stock will be redeemed at 5:00 p.m., New York City time, on March 15, 2004.  The redemption is being undertaken in anticipation of and as a condition to the close of the proposed merger with Lockheed Martin but is not contingent on the merger closing.  The convertible preferred shares are redeemable at Titan’s option at a redemption price of $20 per share, plus cumulative dividends in arrears, for an aggregate redemption price of $20.03 per share.  Titan will redeem the shares using available cash balances.  The preferred stock is listed on the New York Stock Exchange under the symbol “TTN_Pr” and closed at $19.85 per share on March 8, 2004.  Holders of Titan’s convertible preferred stock also have an existing right to convert each of their shares into 0.781 shares of Titan’s common stock.  The right to convert the convertible preferred stock will terminate at 5:00 p.m., New York City Time, on March 15, 2004, the date of redemption.  As of February 9, 2004, there were 686,724 shares of convertible preferred stock outstanding.  To the extent that all of these shares are converted, then approximately 536,331 shares of Titan common stock would be issued.  Any shares of convertible preferred stock that are not converted will be redeemed.  Approximately $13.7 million of cash will be required to redeem all outstanding shares.

In relation to our acquisition of International Systems in 2002, additional consideration may be payable in 2004 through 2011 based upon earnings levels achieved.  As of December 31, 2003, approximately $0.8 million additional consideration was accrued for earnings in 2003, which is expected to be paid in the first quarter of 2004.  In addition, in relation to our acquisition of Wave Science, additional consideration of $1.8 million was accrued as of December 31, 2003, and has been paid in the first quarter of 2004.  Refer to Note 4 to our consolidated financial statements.

In relation to the current investigation by the SEC and Department of Justice into whether payments involving foreign consultants were made in violation of applicable law, we may be required to pay certain liabilities in the future related to this matter. The Company has recorded a $3 million provision as of December 31, 2003, representing our estimate of potential liabilities related to this matter.  The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations and associated liabilities if any, could be different from the amount currently estimated.

We plan to finance our operations and working capital from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses.  Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the planned redemption of the preferred stock, the payment of additional consideration on acquisitions, potential liabilities related to the current government investigation and working capital requirements for at least the next twelve months if the proposed merger with Lockheed Martin is not consummated.  Under the merger agreement, we are prohibited from raising additional capital.  Should the merger be delayed or terminated, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future.  Additional capital may not be available at all, or may not be available on terms favorable to us.  Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.  Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

Contractual Obligations and Other Commitments

Our contractual cash obligations as of December 31, 2003, including principal maturities of long-term debt and other commitments, were as follows, excluding non-recourse debt and interest:

	Payments Due By Period
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual obligations:
Long-term debt:
Senior credit facility	$3,500	$3,500	$3,500	$3,500	$166,250	$164,500	$344,750
Other	863	497	38	41	45	367	1,851
Senior subordinated notes	—	—	—	—	—	200,000	200,000
Other contractual obligations:
Operating leases	43,492	36,923	32,558	26,556	18,075	54,058	211,662
Capital leases	225	534	45	37	—	—	841
Unconditional purchase obligations (1)	102,736	10,245	644	1,239	39	—	114,903
Total contractual cash obligations	$150,816	$51,699	$36,785	$31,373	$184,409	$418,925	$874,007

	Amount of Commitment Expiration Per Period
	2004	2005	2006	2007	2008	Thereafter	Total
Other commitments:
Guarantees (2):
Facilities guarantees on behalf of SureBeam	$976	$1,089	$1,114	$1,141	$1,168	$13,195	$18,683
Titan facilities subleased to SureBeam	1,103	717	737	746	756	829	4,888
Bank guarantee related to Hawaii Pride	513	513	513	513	513	3,335	5,900
Standby letters of credit	9,488	701	—	—	—	—	10,189
Total commitments	$12,080	$3,020	$2,364	$2,400	$2,437	$17,359	$39,660

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including; fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Subcontractor commitments related to customer contracts are included to the extent that we have received funding from the customer for the related tasks that the subcontractor is to perform.

(2) The amounts in this table represent total potential contingent liabilities under the guarantees.  As discussed above in “Impairment Charge Related to SureBeam”, the ultimate amount of net cash outlays will be contingent upon the amount of actual proceeds recovered by Titan from the liquidation of collateral securing the senior credit facility with Titan, Titan’s ability to mitigate its obligations under the facilities lease guarantees through subleases, and loan repayments from Hawaii Pride.

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

Revenue adjustments and allowance for doubtful accounts.  We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay.  These reserves are recorded as an allowance for doubtful accounts and included in bad debt expense.  These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and our customers’ credit-worthiness.  We also record reserves against receivables for estimated adjustments to revenue that may result from changes in expected government funding on certain of our contracts and adjustments that may arise from audits by the Defense Contract Audit Agency (DCAA) of certain of our government contracts. Should a customer’s account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.  The likelihood of a material loss to Titan on an uncollectible account in our discontinued operations would be principally dependent on a deterioration in economic and/or political conditions in a particular country, such as Benin, Africa, in which our receivables due from the government controlled phone company of Benin may be impacted by such an event, or in the Middle East, in which our receivables due from a government agency in the Middle East may be impacted by political conditions.

Our accounts receivable balances include unbilled receivables which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA, and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments, and/or government funding availability.  To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our revenue may be impacted.  Due to a high degree of diversification in our government business, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

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

Determining impairment losses on non-marketable securities.  We evaluate our investment in non-marketable securities taking into consideration the financial condition of the investee, the near-term prospects of the investee, including the opportunities in the region and industry of the investee, changes in technology, the progress of the investee in achieving operational milestones according to its operating plan, and indications of implied fair value as a result of recent financing transactions.  We also evaluate various alternatives relative to realizing the value of our investment.  Factors that would influence the likelihood of a material change in our evaluation of whether there is a decline other than temporary include significant changes in the investee’s ability to generate positive cash flow, a significant change in technology, loss of legal ownership or title to the asset or a significant decline in the economic and competitive environment on which the investee depends.

Impairment charge related to SureBeam.  We estimated the impairment charge related to SureBeam based upon assumptions we made regarding estimated proceeds we expect to recover from the liquidation of collateral, securing SureBeam’s indebtedness and other obligations to us under the senior secured credit facility.  We estimated these proceeds based upon discounted sales values we believe the SureBeam equipment and inventory, primarily electron beam systems and other related components, can be sold for to third parties.  We based these discounted sales values on recent sales prices as well as preliminary indications of interest from third parties.  We evaluated the obligations due under the guarantee and lease agreements by taking into consideration the estimated sublease income and cash flows anticipated from all sources.  We estimated the net amounts owed under the facilities lease agreements and lease guarantees issued on behalf of SureBeam by taking into consideration the estimated sublease income based on current market lease property values.  Related to the bank guarantee we issued on behalf of Hawaii Pride, we evaluated the estimated cash flow to be generated from the operations of Hawaii Pride to determine the estimated amount that we may be required to loan to Hawaii Pride to enable it to make its debt payments. We did not take into consideration the potential proceeds resulting from a sale of the intellectual property of SureBeam or any risks regarding potential attempts to set aside our liens on the collateral.

Valuation of goodwill, intangible and other long-lived assets.  We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill.  The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives.  If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us.  Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions, particularly in which we have investments.

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

Valuation of deferred income taxes.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Also, under Federal tax law, certain potential changes in ownership of Titan may limit annual future utilization of these carryforwards.  As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized.  The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations and/or divestitures.

Revenue recognition.  We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as costs are incurred or as output measures are identified, in accordance with Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Total estimated costs are based on management’s assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods.  In 2003, approximately 20% of our total revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method.  The remaining 80% of our revenues in 2003 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

Titan contracts with its government customers using various cost-type contracts.  They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts.  Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81-1.  For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer.  Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods.  On occasion we receive unpriced and priced change orders from our customers, whereby we are requested to make modifications to the contract, which may include changes in specifications or design, method or manner of performance, equipment, materials, and period for completion of work.  Some change orders are unpriced; that is, the work to be performed is defined, but the adjustment to the contract price is to be negotiated later.  We evaluate these change orders according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of recovery, our experience in negotiating change orders, and separate documentation for change order costs that are identifiable and reasonable.  We record the costs and associated revenue as appropriate, in accordance with SOP 81-1.

Accounting for business combinations.  In relation to our allocation of purchase price to the fair value of assets acquired and contingencies assumed in acquisitions accounted for as purchase transactions, management makes estimates of such amounts as the fair value of assets and contingencies assumed.  To the extent that the actual values or contingencies may differ from the estimates used, our allocation of purchase price may differ, which may result in a change to the amount of goodwill and/or purchased intangibles.  Management also obtains an independent purchase valuation to assist in its purchase price allocation.

Principles of consolidation.  Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management’s evaluation of the level of our ability to retain and exercise control through decision-making ability and exercise significant influence, as well as our equity ownership interest.  In the event that our ability to obtain control and exercise significant influence changes materially from management’s evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

New Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on our consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Titan adopted SFAS No. 150 effective July 1, 2003, and the adoption did not have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively.  The adoption of SFAS No. 149 had no effect on our consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIE’s) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on our consolidated financial condition or results of operations.   In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions.  The revised guidance is effective for the first reporting period beginning after December 15, 2003.  The adoption of the provisions of FIN 46R is not expected to have a material impact on our consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and has not had a material effect on Titan’s financial condition.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on our consolidated financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by the FASB’s Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring).”  Titan did not initiate any activities in 2003 that would be included within the scope of this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which was effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinded SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  In accordance with SFAS 145 and APB 30, the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt in 2003.  The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations.  Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations.  See Note  11 to our consolidated financial statements for further discussion of the charges.

Cautionary Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in our “forward looking statements” in this report or otherwise within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, as amended.  These forward looking statements are all statements other than historical facts and relate to future events or our future financial and/or operating performance and can be generally identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “possible,” “continue,” or “opportunity,” the negative of these words or words of similar import.  Similarly, statements that describe our reserves, our estimates, and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements.  These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business and so are subject to risks and uncertainties, including those risks and uncertainties described below, that could cause our actual results to differ materially from those anticipated as of the date of this report.  In addition, past financial or operating performance is not necessarily a reliable indicator of future performance.  Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this report.

Risks Relating to Our Business

We may not complete the proposed merger with Lockheed Martin as scheduled or at all.

The completion of the proposed merger with Lockheed Martin requires the approval of our stockholders and the satisfaction or waiver of several other closing conditions.  Among these is that there not have occurred a material adverse change, circumstance, fact, event or effect that, individually or in the aggregate with all other adverse changes, circumstances, facts, events and effects, is or is reasonably likely to be materially adverse to the business, condition (financial or otherwise), assets or results of operations of Titan and its consolidated subsidiaries, taken as a whole.

Lockheed Martin has stated that, if the internal reviews being conducted by it and Titan, the SEC’s investigation and the criminal inquiry being undertaken by the Department of Justice are not completed by the date of the special meeting of Titan stockholders for consideration of the proposed merger, Lockheed Martin will have to consider whether all of the conditions to the closing of the merger are met.  Lockheed Martin has not given any assurances as to whether it will be satisfied that the preliminary results of the internal reviews and the ongoing nature of the SEC investigation and Department of Justice criminal inquiry do not constitute a material adverse change in Titan.  Accordingly, pending favorable resolution of these matters on or prior to March 16, 2004, the date scheduled for the special meeting of

Titan stockholders for consideration of the proposed merger, Titan cannot provide any assurances that the merger will be completed as scheduled on that date.  If the merger is not completed by March 31, 2004, either Lockheed Martin or Titan may terminate the merger agreement, provided that the party seeking to terminate the agreement is not then in material breach of its obligations under the merger agreement.

If the proposed merger is not completed, our stock price, which has traded since the announcement of the merger in September 2003 close to the announced price that Lockheed Martin agreed to pay per share, would likely decline.  The inability to complete the merger would also likely result in litigation, which could be costly and could divert the attention of management.  In addition, our results of operations for the first quarter of 2004 would likely be adversely affected by costs related to the government and internal investigations and merger-related activities.

As a result of the government’s investigation into whether payments involving foreign consultants were made in violation of applicable law and related issues, the government could take action against us and/or some of our employees.

As a result of the current investigation by the SEC and the Department of Justice, if the government determines that unlawful payments were made, the government could take action against us and/or some of our employees.  These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on our or our affected businesses' abilities to export products or enter into future U.S. government contracts.  As of December 31, 2003, we have recorded a $3 million provision related to these matters.  We may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the current provision.

Titan depends on government contracts for most of its revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect Titan’s revenues and cash flows and Titan’s ability to fund its growth.

Titan’s revenues from U.S. government business represented approximately 96% of Titan’s total revenues in 2003. Titan’s U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce Titan’s revenues and cash flows from U.S. government contracts. Titan’s revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

Approximately 57% of Titan’s revenue in 2003 was for products and services under contracts with various parts of the U.S. Navy, U.S. Air Force or U.S. Army or with prime contractors to the U.S. Navy, U.S. Air Force or U.S. Army. Although these various parts of the U.S. Navy, U.S. Air Force or U.S. Army are subject to common budgetary pressures and other factors, Titan’s various U.S. Navy, U.S. Air Force or U.S. Army customers exercise independent purchasing decisions. However, because of such concentration of Titan’s contracts, Titan is vulnerable to adverse changes in its revenues and cash flows if a significant number of Titan’s U.S. Navy, U.S. Air Force or U.S. Army contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

In addition to contract cancellations and declines in agency budgets, Titan may be adversely affected by:

•                                          curtailment of the U.S government’s use of technology services and products providers; and

•                                          technological developments that impact purchasing decisions or Titan’s competive position.

These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts or limit Titan’s ability to obtain new contract awards. Any of these actions or any of the other actions described above could reduce Titan’s revenues and cash flows.

Government audits of Titan’s government contracts could result in a material charge to Titan’s earnings and have a negative effect on Titan’s cash position following an audit adjustment.

Titan’s government contracts are subject to cost audits by the government. These audits may occur several years after the period to which the audits relate. If a cost audit were to identify significant unallowable costs, Titan could have a material charge to its earnings or reduction in its cash position as a result of an audit, including an audit of one of the companies Titan has acquired. Some of Titan’s acquired companies did not historically impose internal controls as rigorous as those Titan imposes on the government contracts Titan performs, which may increase the likelihood that an audit of their government contracts could cause a charge to Titan’s earnings or reduction in Titan’s cash position.

Titan’s operating margins may decline under its fixed-price contracts if Titan fails to estimate accurately the time and resources necessary to satisfy Titan’s obligations.

Some of Titan’s contracts are fixed-price contracts under which Titan bears the risk of any cost overruns. Titan’s profits are adversely affected if its costs under these contracts exceed the assumptions Titan used in bidding for the contract. In 2003, approximately 20% of Titan’s revenues were derived from fixed-price contracts for both defense and non-defense related government contracts.  Often, Titan is required to fix the price for a contract before Titan finalizes the project specifications, which increases the risk that Titan will mis-price these contracts. The complexity of many of Titan’s engagements makes accurately estimating Titan’s time and resources more difficult.

If Titan is not able to retain its contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, Titan’s revenues may suffer.

Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. Titan cannot guarantee that Titan, or if Titan is a subcontractor that the prime contractor, will win any particular bid, or that Titan will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of Titan’s significant contracts or nonrenewal of several of Titan’s significant contracts could result in significant revenue reductions.

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact Titan’s revenues, operating expenses and profitability.

Titan’s defense and commercial businesses must comply with and are affected by various government regulations that impact Titan’s operating costs, profit margins and its internal organization and operation of its businesses. These regulations affect how Titan’s customers and Titan do business and, in some instances, impose added costs on Titan’s businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

•                                          the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

•                                          the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

•                                          the U.S. Cost Accounting Standards, which impose accounting requirements that govern Titan’s right to reimbursement under certain cost-based government contracts.

Titan has taken an impairment charge in connection with SureBeam Corporation’s indebtedness to Titan, and Titan may not be able to recover the estimated amounts from SureBeam’s bankruptcy and Titan may be required to make net payments on lease and bank debt guarantees in excess of estimated amounts.

As a result of SureBeam Corporation’s voluntary filing on January 19, 2004 for liquidation under Chapter 7 of the United States Bankruptcy Code, Titan recorded an estimated pre-tax impairment charge of $15.8 million in 2003 related to the $25 million in principal owed to Titan by SureBeam under a senior secured credit facility, as well as obligations to reimburse Titan under Titan guarantees and subleases related to SureBeam facilities.  The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of collateral securing the SureBeam senior credit facility with Titan, and Titan’s ability to mitigate its obligations under the facilities lease guarantees, through subleases, and loan repayments from Hawaii Pride.  The actual amount of Titan’s recovery from SureBeam could be lower or higher than currently estimated.  Titan is SureBeam’s only senior secured lender, however, other creditors of SureBeam may seek to challenge Titan’s lien on some or all assets of SureBeam in order to attempt to recover some of their claims.  Titan also may be required to pay third parties more than it currently expects to pay under various guarantees and leases.  As of December 31, 2003, Titan had guaranteed approximately $18.6 million in future lease payments and had subleased SureBeam facilities with estimated future lease payments of approximately $4.9 million.  Titan also had extended a partial guarantee of a bank loan to Hawaii Pride that had a balance of $5.9 million as of December 31, 2003.

Titan may not be able to recoup the net book value of its discontinued commercial businesses, including Titan Wireless and Titan Technologies, through divestitures and may incur exit costs in excess of its accruals in connection with the divestiture or shut down of some or all of these businesses.

During 2002, Titan made the decision to exit substantially all of its remaining commercial businesses, including Titan Wireless and Cayenta, and to focus in the foreseeable future on its national security and civil government businesses. At December 31, 2003, the total net book value of its discontinued businesses is $1.6 million, including $1.7 million in Titan Wireless net assets, primarily relating to receivables on its contract with the OPT of Benin of $14 million and a receivable from a customer in Nigeria for $0.3 million, and remaining accrued exit costs and other liabilities of approximately $12.5 million, and remaining net assets of $0.5 million in Titan Technologies.  If Titan is unable to collect the remaining amounts due from the OPT, it may incur additional impairment charges.

In relation to the remaining commercial information technology business of Titan Technologies currently held for sale.  If Titan is unable to sell this business, it may be required to incur additional impairment charges to reduce the carrying value of this business and may incur additional operating losses.

Titan’s failure to identify, attract and retain qualified technical and management personnel could adversely affect its existing businesses.

Titan cannot guarantee that it will be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing Titan’s existing businesses.

Titan competes primarily for government contracts against many companies that are larger, better financed and better known than Titan. If Titan is unable to compete effectively, Titan’s business and prospects will be adversely affected.

Titan’s businesses operate in highly competitive markets. Many of its competitors are larger, better financed and better known companies who may compete more effectively than Titan can. In order to remain competitive, Titan must invest to keep its products and services capabilities technically advanced and compete on price and on value added to Titan’s customers. Titan’s ability to compete may be adversely affected by limits on Titan’s capital resources and Titan’s ability to invest in maintaining and expanding its market share.

Titan has completed numerous strategic acquisitions which could increase Titan’s costs or liabilities or be disruptive.

Since January 1, 1998, Titan has acquired 19 government information technology businesses as part of Titan’s strategy of consolidating government information technology businesses. Several of the businesses that Titan acquired had themselves acquired other businesses prior to their acquisition by Titan. Titan may not be able to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. The acquisition and integration of new businesses involves risk. The integration of acquired businesses may be costly and may result in a decrease in the value of Titan’s common stock for the following reasons, among others:

•                                          Titan may need to divert more management resources to integration than Titan planned, which may adversely affect Titan’s ability to pursue other more profitable activities;

•                                          the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

•                                          Titan may not eliminate as many redundant costs as Titan anticipated in selecting its acquisition candidates; and

•                                          one or more of Titan’s acquisition candidates also may have liabilities or adverse operating issues that Titan failed to discover through its due diligence prior to the acquisition.

Titan may incur significant costs in protecting Titan’s intellectual property which could adversely affect Titan’s profit margins. Titan’s inability to protect its patents and proprietary rights in the U.S. and foreign countries could adversely affect Titan’s businesses’ prospects and competitive positions.

As part of Titan’s strategy, Titan seeks to protect its proprietary technology and inventions through patents and other proprietary-right protection in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. If Titan is unable to obtain or maintain these protections, Titan may not be able to prevent third parties from using its proprietary rights. In addition, Titan may incur significant expense both in protecting its intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

Titan assesses the strength of its patent and intellectual property protection for its technologies and products. Despite Titan’s assessments and Titan’s belief in the strength of its patent protection for particular technologies or products, Titan’s patents may not provide effective barriers to entry against competitors in the markets targeted by particular technologies and products because Titan’s competitors may develop competing technologies and products that do not infringe upon Titan’s patents. Titan also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. Titan is not certain that its pending patent applications will be issued.

Titan also relies on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Titan has taken measures to protect its trade secrets and know-how, including the use of confidentiality agreements with Titan’s employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be sufficient to compensate Titan for damages incurred. Titan generally controls and limits access to, and the distribution of, its product documentation and other proprietary information. Titan also cannot guarantee that other parties will not independently develop Titan’s know-how or otherwise obtain access to Titan’s technology.

The covenants in Titan’s credit facility restrict Titan’s financial and operational flexibility, including its ability to complete additional acquisitions, invest in new business opportunities, or pay down certain indebtedness.

Titan’s credit facility contains covenants that restrict, among other things, Titan’s ability to borrow money, make particular types of investments, including investments in Titan’s subsidiaries, make other restricted payments, limits the ability to pay down the senior subordinated debt, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under Titan’s credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Titan has pledged substantially all of its consolidated assets and the stock of Titan’s subsidiaries to secure the debt under Titan’s credit facility, excluding Titan’s foreign affiliates. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of Titan’s subsidiaries.  Any event of default, therefore, could have a material adverse effect on Titan’s business. Titan’s credit facility also requires Titan to maintain specified financial ratios. Titan’s ability to meet these financial ratios can be affected by events beyond Titan’s control, and Titan cannot assure you that Titan will meet those ratios. Titan also may incur future debt obligations that might subject Titan to restrictive covenants that could affect Titan’s financial and operational flexibility or subject Titan to other events of default.   In addition, if the proposed merger with Lockheed Martin is not completed, we will remain subject to restrictive covenants in our 8% senior subordinated notes.  These covenants may limit our flexibility to pursue all of our strategic objectives and could adversely affect our future operations.

Titan’s revenues could be less than expected if Titan is not able to deliver components of systems or products as scheduled due to disruptions in its supply of products and components or services.

Because Titan’s internal manufacturing capacity is limited, Titan uses contract manufacturers. While Titan uses care in selecting its manufacturers, this arrangement gives Titan less control over the reliability of supply, quality and price of products or components than if Titan manufactured them itself. In some cases, Titan obtains products from a sole supplier or a limited group of suppliers. Consequently, Titan risks disruptions in its supply of key products and components if Titan’s suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect Titan’s ability to perform its obligations under its contracts and could result in cancellation of contracts or purchase orders, delays in realizing revenues, and payment delays as well as adversely affect Titan’s ongoing product cost structure.

Titan’s business is subject to significant environmental regulation. Compliance costs, or any future violations or liability under environmental laws, could harm Titan’s business.

Titan is subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. Titan cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, Titan could be held liable for any damages that result. From time to time, Titan has been notified of violations of government and environmental regulations. Titan attempts to correct these violations promptly without any material impact on Titan’s operations. In addition, Titan may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on Titan’s business.

Titan’s results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of its common stock.

Titan’s revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of its products and services, the potential fluctuation of defense, intelligence and civil agency budgets, the time it takes for the new markets Titan targets to develop and for Titan to develop and provide products and services for those markets, competition and general economic conditions. Titan’s contract type/product mix and unit volume, its ability to keep expenses within budgets, and its pricing affect its gross margins. These factors and other risk factors described herein may adversely affect Titan’s results of operations within a period and cause Titan’s financial results to fluctuate significantly on a quarterly or annual basis. Consequently, Titan does not believe that comparison of its results of operations from period to period is necessarily meaningful or predictive of its likely future results of operations. It is possible that in some future quarter or quarters Titan’s operating results will be below the expectations of public market analysts or investors. If so, the market price of Titan’s common stock may decline significantly.

Anti-takeover provisions in Titan’s certificate of incorporation, bylaws and Delaware law, as well as Titan’s shareholder rights plan, could discourage, delay or prevent a change of control that Titan’s stockholders may favor.

Provisions in Titan’s certificate of incorporation, Titan’s bylaws and Delaware law could make it difficult and expensive for a third party to pursue a takeover attempt that Titan opposes even if a change in control of Titan would be beneficial to the interests of its stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of Titan’s common stock. These provisions:

•                                          permit Titan’s stockholders to take action by written consent instead of at a meeting and to nominate directors or bring other business before stockholder meetings only if they comply with advance notice and other procedural requirements in Titan’s bylaws;

•                                          authorize Titan’s board of directors, without stockholder approval, to issue up to 2,931,898 shares of blank check preferred stock that could be issued by Titan’s board of directors to increase the number of outstanding shares and prevent a takeover attempt; and

•                                          prohibit Titan from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of Titan’s voting stock, or with their affiliates, unless Titan’s directors or stockholders approve the business combination in the prescribed manner.

In addition to the provisions described above, in 1995 Titan’s board of directors adopted a poison pill shareholder rights plan, which may further discourage a third party from making a proposal to acquire Titan which Titan has not solicited or does not approve, even if the acquisition would be beneficial to Titan’s stockholders. As a result, Titan’s stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under Titan’s rights plan, preferred share purchase rights, which are attached to Titan’s common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of Titan’s common stock by any person or group. If triggered, these rights would entitle Titan’s stockholders other than the acquiror to purchase, for the exercise price, shares of Titan’s common stock having a market value of two times the exercise price. In addition, if a company acquires Titan in a merger or other business combination not approved by the board of directors, these rights will entitle Titan’s stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

There may be volatility in the price of Titan’s common stock that impacts the price a stockholder may realize upon a sale of the common stock.

Stock prices of many companies have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. The market price of Titan’s common stock may vary widely as a result of several factors, including:

•                                          status of the pending merger with Lockheed Martin;

•                                          United States government’s information technology, defense and civil budgets and strategic priorities;

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

•                                          patent or proprietary rights developments; and

•                                          general market conditions.

These factors could lead to a significant decrease in the market price of Titan’s common stock. In 2003, the market price of Titan’s common stock has ranged from a high of $21.89  per share to a low of $6.80 per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs.  Our net investment income and interest expense are subject to the risk of interest rate fluctuations.  To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments.  As of December 31, 2003, we did not hold any material amounts of marketable securities.  The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions.  As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents and available-for-sale investments.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2003.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For terms relating to our long-term debt, see Note 11 to our  consolidated financial statements.

	2004	2005	2006	2007	2008	Beyond	Total	Fair Value
	(in thousands, except percentages)
Assets: None
Liabilities:
Long-term debt including debt due within one year:
Fixed rate	$863	$497	$38	$41	$45	$200,367	$201,851	$201,851
Average interest rate	8.58%	8.95%	8.58%	8.58%	8.58%	8.00%	8.01%	8.01%
Variable rate (1)	$3,500	$3,500	$3,500	$3,500	$166,250	$164,500	$344,750	$344,750
Average interest rate	4.41%	4.41%	4.41%	4.41%	4.41%	4.41%	4.41%	4.41%

(1)  Maturities assume extension of the revolving portion of Titan’s senior credit agreement to the end of the term loan maturities.  See Note 11 to our consolidated financial statements for detailed information on the terms of this agreement.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
The Titan Corporation:

We have audited the accompanying consolidated balance sheets of The Titan Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of SureBeam Corporation, which financial statements reflect total assets constituting 8 percent of the Company’s total assets as of December 31, 2001, and net income (loss) from discontinued operations constituting 80 percent for the year ended December 31, 2001, of the related consolidated totals.  Those financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002. Our opinion, insofar as it relates to the amounts included for SureBeam Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” on January 1, 2002 and, accordingly, has changed its method of accounting for goodwill.

/s/ KPMG LLP

San Diego, California
March 9, 2004

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenues	$1,775,007	$1,392,160	$974,497
Costs and expenses:
Cost of revenues	1,478,631	1,129,061	755,115
Selling, general and administrative	163,919	179,559	154,514
Research and development	11,324	9,555	9,310
Impairment charge related to SureBeam (Note 5)	15,757	—	—
Exit and restructuring charges and other (Note 6)	—	53,317	—
Acquisition and integration related charges and other (Note 7)	—	27,847
Merger related costs	2,247	—	—
Total costs and expenses	1,671,878	1,371,492	946,786
Operating profit	103,129	20,668	27,711
Interest expense	(34,574)	(32,664)	(36,669)
Interest income	2,326	1,708	1,779

Debt extinguishment costs	(12,423)	(9,435)	—
Loss on investments	(6,154)	—	—
Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	52,304	(19,723)	(7,179)
Income tax provision (benefit)	22,353	(6,479)	1,007
Income (loss) from continuing operations before minority interests and cumulative effect of change in accounting principle	29,951	(13,244)	(8,186)
Minority interests	—	—	4,729
Income (loss) from continuing operations before cumulative effect of change in accounting principle	29,951	(13,244)	(3,457)
Loss from discontinued operations, net of tax benefit of $(15,609), $(109,250), and $(7,792) (Note 8)	(854)	(218,106)	(95,157)
Income (loss) before cumulative effect of change in accounting principle	29,097	(231,350)	(98,614)
Cumulative effect of change in accounting principle, net of tax benefit (Notes 3 and 8)	—	(40,111)	—
Net income (loss)	29,097	(271,461)	(98,614)
Dividend requirements on preferred stock	(688)	(689)	(690)
Net income (loss) applicable to common stock	$28,409	$(272,150)	$(99,304)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.37	$(0.18)	$(0.13)
Loss from discontinued operations, net of taxes	(0.01)	(2.87)	(1.63)
Cumulative effect of change in accounting principle, net of taxes	—	(0.53)	—
Net income (loss)	$0.36	$(3.58)	$(1.76)

Weighted average shares	79,957	75,988	58,793

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.35	$(0.18)	$(0.13)
Loss from discontinued operations, net of taxes	(0.01)	(2.87)	(1.63)
Cumulative effect of change in accounting principle, net of taxes	—	(0.53)	—
Net income (loss)	$0.34	$(3.58)	$(1.76)

Weighted average shares	83,398	75,988	58,793

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$26,974	$34,123
Restricted cash	—	394
Accounts receivable — net	387,963	314,363
Inventories	29,405	31,280
Prepaid expenses and other	24,044	19,441
Deferred income taxes	91,272	108,046
Current assets of discontinued operations (Note 8)	54,769	103,871

Total current assets	614,427	611,518

Property and equipment — net	65,791	63,705
Goodwill	479,623	462,719
Intangible assets	31,751	37,218
Other assets — net	36,262	62,685
Deferred income taxes	62,781	53,015
Non-current assets of discontinued operations (Note 8)	—	6,582

Total assets	$1,290,635	$1,297,442

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	91,283	81,376
Current portion of long-term debt	863	847
Accrued compensation and benefits	81,823	66,639
Other accrued liabilities	95,339	87,602
Current liabilities of discontinued operations (Note 8)	18,783	49,143

Total current liabilities	291,591	289,107

Long-term portion of amounts outstanding under line of credit	341,250	344,750
Senior subordinated notes	200,000	—
Other long-term debt	988	2,045
Other non-current liabilities	51,051	54,401
Non-current liabilities of discontinued operations (Note 8)	34,346	44,826
Commitments and contingencies (Notes 4, 5, 6 and 12)
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	—	250,000

Stockholders’ Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,700 liquidation preference, designated 1,068,102 shares:
686,829 and 688,129 shares issued and outstanding	687	688
Series A junior participating, designated 1,000,000 authorized shares: None issued	—
Common stock: $.01 par value, authorized 200,000,000 shares: 82,182,250 and 78,344,550 shares issued and outstanding	822	783
Capital in excess of par value	670,733	647,752
Deferred compensation	(1,584)	(8,791)
Retained earnings (deficit)	(298,221)	(327,318)
Accumulated other comprehensive income (loss)	(215)	(132)
Treasury stock (265,124 and 245,750 shares), at cost	(813)	(669)

Total stockholders’ equity	371,409	312,313

Total liabilities and stockholders’ equity	$1,290,635	$1,297,442

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$29,951	$(13,244)	$(3,457)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations, net of effects of businesses acquired and sold:
Impairment charge related to SureBeam	15,757	—	—
Debt extinguishment costs	12,423	9,435	—
Loss on investments	6,154	—	—
Depreciation and amortization	20,845	21,705	21,971
Write-offs due to asset impairments	—	—	14,640
Deferred income taxes and other	24,780	20,295	1,314
Minority interests	—	—	(5,119)
Deferred compensation charges	7,207	27,835	4,282
Changes in operating assets and liabilities, net of effects of businesses acquired and sold:
Accounts receivable	(75,660)	63,480	(23,216)
Inventories	4,006	(6,913)	(5,276)
Prepaid expenses and other assets	(9,189)	(6,980)	3,191
Accounts payable	4,550	9,166	8,333
Accrued compensation and benefits	21,172	(5,005)	6,133
Income taxes payable/refundable	(153)	(1,187)	(37)
Other liabilities	16,634	37,130	(12,417)

Net cash provided by continuing operations	78,477	155,717	10,342

Loss from discontinued operations	(854)	(218,106)	(95,157)
Holdback payment related to prior year acquisition (Note 9)	(2,000)	—	—
Proceeds from divesture of businesses (Note 8)	2,700	—	—
Deferred compensation charge attributable to discontinued operations	—	7,780	54,270
Issuance of stock in subsidiaries	—	172	61,327
Minority interest attributable to discontinued operations	—	(130)	(11,872)
Changes in net assets and liabilities of discontinued operations	(3,465)	75,892	(122,917)
Net cash used for discontinued operations	(3,619)	(134,392)	(114,349)
Net cash provided by (used for) operating activities	74,858	21,325	(104,007)

Cash Flows from Investing Activities:
Capital expenditures	(14,104)	(26,002)	(14,237)
Acquisition of businesses, net of cash acquired	(14,089)	27,409	(34,171)
Capitalized software development costs	—	(1,586)	(4)
Proceeds from sales of investments and business	—	6,917	3,217
Advances to SureBeam on line of credit	—	(25,000)	—
Other investments	(1,615)	(6,851)	(12,546)
Other	594	7,594	(206)
Net cash used for investing activities	(29,214)	(17,519)	(57,947)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(254,541)	(4,647)	(38,100)
Issuance of senior subordinated notes and other debt additions	200,000	18,250	66,875
Deferred debt issuance costs	(8,924)	(8,908)	(1,600)
Debt extinguishment costs	(4,352)	—	—
Proceeds from stock issuances	15,491	8,566	147,579
Issuance of stock by subsidiaries	—	19	42
Dividends paid	(688)	(689)	(690)
Decrease (increase) in restricted cash	394	(394)	—
Other	(90)	(241)	2
Net cash provided by (used for) financing activities	(52,710)	11,956	174,108
Effect of exchange rate changes on cash	(83)	(260)	20
Net increase (decrease) in cash and cash equivalents	(7,149)	15,502	12,174
Cash and cash equivalents at beginning of year	34,123	18,621	6,447
Cash and cash equivalents at end of year	$26,974	$34,123	$18,621

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balances at December 31, 2000	$690	$541	$190,666	$(13,882)	$(9,268)	$108	$(1,439)	$167,416
Proceeds from issuance of stock		80	136,102					136,182
Issuance of stock for acquisitions		40	144,724					144,764
Exercise of stock options and other		40	11,749				(392)	11,397
Deferred compensation, related to the issuance of stock options			78,725	(78,725)				—
Amortization of deferred compensation				58,552				58,552
Foreign currency translation adjustment						20		20
Valuation of options assumed in acquisitions			16,272	(464)				15,808
Income tax benefit from employee stock transactions			5,157					5,157
Gain related to issuance of stock in subsidiary					52,025			52,025
Shares contributed to employee benefit plans			4,097				844	4,941
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(690)					(690)
Net loss					(98,614)			(98,614)

Balances at December 31, 2001	690	701	586,802	(34,519)	(55,857)	128	(987)	496,958
Spin—off of SureBeam			(124,722)	19,318				(105,404)
Stock issued for acquisitions		68	137,431				312	137,811
Exercise of stock options and other		10	8,556					8,566
Shares contributed to employee benefit plans		4	7,519				6	7,529
Conversion of preferred stock	(2)		2					—
Deferred compensation, related to the issuance of stock options			29,834	(29,834)				—
Write—off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				35,615				35,615
Income tax benefit from employee stock transactions			3,648					3,648
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(689)					(689)
Foreign currency translation adjustment						(260)		(260)
Net loss					(271,461)			(271,461)

Balances at December 31, 2002	688	783	647,752	(8,791)	(327,318)	(132)	(669)	312,313
Exercise of stock options and other		27	15,608				(144)	15,491
Issuance of stock for acquisition (Note 4)		3	3,256					3,259
Return of shares related to acquisition (Note 9)			(2,000)					(2,000)
Amortization of deferred compensation				7,207				7,207
Shares contributed to employee benefit plans		9	6,518					6,527
Foreign currency translation adjustment						(83)		(83)
Conversion of preferred stock	(1)		1					—
Income tax benefit from employee stock transactions			286					286
Dividends on preferred stock — Cumulative Convertible, $1.00 per share			(688)					(688)
Net income					29,097			29,097

Balances at December 31, 2003	$687	$822	$670,733	$(1,584)	$(298,221)	$(215)	$(813)	$371,409

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise noted)

Note 1.  Nature of Operations

The Titan Corporation is a leading technology developer and systems integrator for the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies.  We provide a range of services and systems solutions.  These solutions and services include research and development, design, installation, integration, test, logistics support, maintenance and training.  We also provide services and solutions to government agencies with sophisticated information systems.  These include information processing, information fusion, data management, and communication systems.  In addition, we also develop and produce digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, and complex military specific systems.

We focus on the following four markets:  C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology, and the War on Terrorism/Homeland Security.

Prior to the discontinuance of certain operations in 2002, Titan grouped its businesses into five business segments – Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business.  As discussed below, Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” substantially all of Titan’s operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.

Note 2.  Proposed Merger with Lockheed Martin Corporation

Lockheed Martin Corporation (Lockheed Martin) and Titan have entered into a definitive agreement for Lockheed Martin to acquire Titan.  Under the merger agreement, stockholders of Titan may elect to receive $22 per share in cash, an equivalent amount of Lockheed Martin common stock, or a 50/50 combination of cash and Lockheed Martin common stock.  Among other terms, the merger agreement provides that the exchange rate for stockholders who receive Lockheed Martin common stock will be determined by dividing $22 per share by the average of the daily high and low sales prices per share of Lockheed Martin common stock on the New York Stock Exchange (NYSE) composite transaction tape for the 10 trading days preceding the third trading day prior to the effective date of the merger, subject to specified collars. If the average price exceeds $58 per share (the Upper Collar), then the exchange rate will be calculated using the Upper Collar instead of the average price. If the average price is less than $46 per share (the Lower Collar), then the exchange rate will be calculated using the Lower Collar instead of the average price.

On February 9, 2004, Titan announced that all outstanding shares of its cumulative convertible preferred stock will be redeemed on March 15, 2004. The redemption is being undertaken in anticipation of and as a condition to the close of the proposed merger with Lockheed Martin but is not contingent on the merger closing.  The convertible preferred shares are redeemable at Titan’s option at a redemption price of $20 per share, plus cumulative dividends in arrears, for an aggregate redemption price of $20.03 per share.  Titan will redeem the shares using available cash balances.  Holders of Titan’s convertible preferred stock also have an existing right to convert each of their shares into 0.781 shares of Titan’s common stock.  The right to convert the convertible preferred stock will terminate on March 15, 2004, the date of redemption.  As of February 9, 2004, there were 686,724 shares of convertible preferred stock outstanding.  To the extent that all of these shares are converted, then approximately 536,331 shares of Titan common stock would be issued.  Any shares of convertible preferred stock that are not converted will be redeemed.

In response to concerns raised by the U.S. government concerning organizational conflicts of interest certain of Titan’s contracts might create with Lockheed Martin’s existing businesses, in the first quarter of 2004, Titan has divested certain contracts with organizational conflict of interest provisions and the related business unit where these conflicts could not be mitigated to the satisfaction of the customer.  Neither the revenues associated with the divested contracts, nor the divestiture transaction itself, were material to Titan.

Refer to Note 12 for a discussion of contingencies related to recently announced internal and governmental investigations into whether payments involving Titan’s foreign consultants were made in violation of applicable law.

Refer to Note 11 for a discussion of the impact of the proposed merger on Titan’s outstanding debt.

In the year ended December 31, 2003, Titan incurred $2.2 million in transaction costs related to the proposed merger, which are reflected as merger related costs in the accompanying consolidated statements of operations.

Note 3.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Titan and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  From time to time, we make investments in joint ventures which may involve international locations and operations.  Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate.  Investments in such ventures are generally consolidated in instances where Titan retains control through decision-making ability and generally a greater than 50% ownership interest.  In the absence of such factors, we generally account for these investments under the cost or equity method, depending upon management’s evaluation of Titan’s ability to exercise significant influence or control.

Reclassifications.  Certain reclassifications have been made to prior year presentations to conform to the 2003 presentation.

Stock-Based Compensation.  Titan has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, Titan accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (APB) No. 25.  Titan also follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.

As allowed by SFAS No. 123, Titan has elected to continue to apply the intrinsic value method of accounting for stock options and has adopted the disclosure only provisions of the fair value method contained in SFAS No. 123.  Compensation cost, if any, is measured as the excess of the quoted market price of Titan stock on the date of grant over the exercise price of the grant.  Had compensation cost for Titan stock-based compensation plans been determined based on the fair value method at the grant dates for awards under those plans, our results of operations would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income (loss), as reported	$29,097	$(271,461)	$(98,614)
Less: Additional stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,488)	(5,575)	(9,123)
Net income (loss), pro forma	$24,609	$(277,036)	$(107,737)
Earnings per share:
Basic as reported	$0.36	$(3.58)	$(1.76)
Basic pro forma	$0.30	$(3.66)	$(1.92)

Diluted as reported	$0.34	$(3.58)	$(1.76)
Diluted pro forma	$0.29	$(3.66)	$(1.92)

Stock-based compensation expense included in income (loss) as reported	$7,207	$35,615	$58,552

Stock-based compensation expense included in income (loss) as reported results primarily from deferred compensation amortization (see Note 14).

Minority Interest in Subsidiaries.  Minority interest in subsidiaries consists primarily of equity securities issued in 2000 by Titan’s subsidiary, Cayenta, Inc., which was the operations of the Software Systems business, which primarily included certain components which were discontinued in March 2002, and equity securities issued in 2000 and 2001 by Titan’s SureBeam subsidiary.  Titan owned substantially all of the voting equity of Cayenta and SureBeam both before and after the transactions.  Titan records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners.  The minority interest percentages of Cayenta and SureBeam were approximately 24.3% and 19.9%, respectively, as of December 31, 2001, 23% and 0% as of December 31, 2002, respectively, and 23% and 0% as of December 31, 2003, respectively.  The minority interest portion of SureBeam’s and Cayenta’s losses from the discontinued components are reflected in the loss from discontinued operations.  In addition, the minority interest portion of the continuing components of Cayenta are reflected in continuing operations.

Financial Instruments.  The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit and other long-term debt approximate the carrying amounts due to their short maturities or variable interest rates.  The estimated fair value Titan’s senior subordinated notes at December 31, 2003, approximate $205.7 million compared with the carrying value of $200 million.

Foreign Currency Translation.  The financial statements of certain of our foreign subsidiaries are measured using the local functional currency.  Assets and liabilities of these subsidiaries are translated at exchange rates in effect as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded in other comprehensive income within stockholders’ equity.  Foreign currency transaction gains and losses are included in consolidated net income.

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

Revenue Recognition.  A majority of Titan’s revenue is derived from products manufactured and services performed under cost-reimbursable, time-and-materials, and fixed-price contracts.  Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee.  Under fixed-price contracts, the Company agrees to perform certain work for a fixed price.  Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and are reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense.  Titan’s contracts with government customers may use various cost-type contracts.  They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts.  Under fixed-price contracts, revenues are generally recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).  Total estimated costs are based on management’s assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date.  Estimated contract losses are fully charged to operations when identified.  Billings in excess of cost incurred are recorded as reductions in accounts receivable in the accompanying consolidated balance sheet.  For award and incentive fee type contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer.

As most of Titan’s revenue recognition practices are in accordance with SOP 81-1 and AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2), the adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” in 2000 had no material impact on our consolidated financial statements.

Deferred Revenues.  Included in other accrued liabilities are deferred revenues which consist principally of customer deposits whereby Titan receives payment in advance of performing the service.

Cash Equivalents.  All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

Unbilled Accounts Receivable.  Unbilled accounts receivable are included in accounts receivable and include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Generally, unbilled accounts receivable are expected to be billed and collected within one year.  Payments to Titan for performance on certain U.S. government contracts are subject to audit by the Defense Contract Audit Agency.  Revenues have been recorded at amounts expected to be realized upon final settlement.

Concentration of Risk.  As Titan expanded its business into international markets and developing countries during 2000 and 2001, certain accounts receivable may have been exposed to credit risk due to political and/or economic instability in these areas.  To mitigate credit risk in foreign countries, we have generally denominated our foreign contracts in U.S. dollars and required payment primarily in the form of stand-by letters of credit, advance deposits, or wire transfer, prior to shipment.  Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $1,702.0 million in 2003, $1,320.0 million in 2002, and $905.3 million in 2001.  With the exception of Titan’s linguist contract with the U.S. Army’s Intelligence and Security Command and the contract to provide enterprise information technology support for the U.S. Special Operations Command which contributed 7.0% and 3.5% of total revenues for 2003, respectively, no other signle contract accounted for more than 2.0% of total revenue for 2003.  Substantially all of Titan’s operations are located in the United States.  Export and foreign revenues amounted to approximately $36.6 million, $29.6 million, and $21.4 million in 2003, 2002, and 2001, respectively, related primarily to customers in Europe, the Middle East, Africa and Asia.  Substantially all international sales are denominated in U.S. dollars.  The increase from 2002 to 2003 is primarily due to increased revenues of approximately $10.4 million to Titan’s customers in the United Kingdom.

A majority of Titan’s total revenues are from U.S. government contracts.  Any cancellations or modifications of our significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could adversely affect our financial condition and results of operations in the short- and long-term.  A significant and continuing decline in U.S. defense and other federal agency budgets also may negatively impact our business.  Although we bid for and are awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of our contracts and subcontracts include option years.  The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods.  The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to us or the prime contractor.  On our subcontracts, we generally do not control the prime contractor’s allocation of resources.  We also depend upon the prime contractor to perform its obligations on the primary government contract.  In addition to contract cancellations and declines in agency budgets, our financial condition and results of operations may be adversely affected by:

•                                          budgetary constraints affecting U.S. government spending generally, and changes in fiscal policy or available funding;

•                                          curtailment of the U.S. government’s use of technology services providers;

•                                          the adoption of new laws or regulations;

•                                          U.S. government facilities closures or agency realignments;

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

Inventories.  Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) and weighted average methods, or market.  We periodically evaluate our on-hand stock and make appropriate disposition of any stock deemed excess or obsolete.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation is provided using the straight-line method, with estimated useful lives of 5 to 30 years for buildings, 2 to 15 years for leasehold improvements, representing the lesser of the useful life of the improvement or the lease term, and 3 to 15 years for machinery and equipment and furniture and fixtures.  Certain machinery and equipment in our medical sterilization business is depreciated based on units of production.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, Titan adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology.  The initial step requires Titan to assess whether indications of impairment exist.  If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

Titan performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year, prior to the release of the annual financial statements for the previous year.  Based on management’s assessments at December 31, 2003, there were no indicators of impairment.

Initial Adoption

In connection with the initial adoption of this standard as of January 1, 2002, during the first quarter of 2002, Titan’s independent valuation consultant, Bearing Point, completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis.  Thereafter, given the indication of a potential impairment, Titan completed step two of the test.  Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change.  The impairment charge resulted from a change in the criteria for the measurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” to an estimated fair value analysis as required by SFAS No. 142.  The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was previously reported in our Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business.  The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by Titan on March 1, 2002 with the remaining charge of $7.7 million related to Titan’s long distance telecommunications business that was discontinued in the third quarter of 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 1 to 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 1 to 10 years.  The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

Impairment Subsequent to Initial Adoption

As a result of Titan’s board of directors’ decision in July 2002 to exit its long distance telecommunications business, and the deterioration in pricing and valuations in the telecommunications industry, Titan recorded an additional impairment charge in 2002 of $74.8 million of goodwill in its international telecommunications business, Titan Wireless, based upon indications of fair value as determined by recent sales offers from potential buyers.

In connection with Titan’s board of directors’ decision in the third quarter of 2002 to divest its LinCom Wireless business, Titan recorded a $2.7 million impairment of goodwill in the third quarter of 2002 based upon indications of fair value as determined by offers from potential buyers.  In October 2002, Titan shut down the operations of LinCom Wireless.

In addition, approximately $19.4 million of additional goodwill was determined to be impaired in 2002 related to previously discontinued components of Cayenta, AverCom and other commercial information technology businesses, which impairment was recorded based upon estimates of fair value.

All impairment charges recognized subsequent to our initial adoption of SFAS No. 142 have been reported in the loss from discontinued operations, as all impairments were incurred in businesses held for sale or disposed of during 2002 (see Note 8).

The adjustment of previously reported net income (loss) and earnings (loss) per share below represents the elimination of recorded amortization of goodwill.  The impact on net income (loss), and basic and diluted net earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 is set forth below:

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share:

	Years Ended December 31,
	2003	2002	2001
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$29,951	$(13,244)	$(3,457)
Add back amortization of goodwill, net of tax	—	—	11,424
Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	29,951	(13,244)	7,967

Loss from discontinued operations, net of tax	(854)	(218,106)	(95,157)
Add back amortization of goodwill, net of tax	—	—	16,641
Adjusted loss from discontinued operations	(854)	(218,106)	(78,516)
Cumulative effect of change in accounting principle	—	(40,111)	—
Net income (loss)	29,097	(271,461)	(70,549)
Dividend requirements on preferred stock	(688)	(689)	(690)
Net income (loss) applicable to common stock	$28,409	$(272,150)	$(71,239)
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.37	$(0.18)	$(0.13)
Add back amortization of goodwill, net of tax	—	—	0.19
Adjusted income (loss) from continuing operations	0.37	(0.18)	0.06
Loss from discontinued operations, net of tax	(0.01)	(2.87)	(1.63)
Add back amortization of goodwill, net of tax	—	—	0.28
Adjusted loss from discontinued operations	(0.01)	(2.87)	(1.35)
Cumulative effect of change in accounting principle	—	(0.53)	—
Net income (loss)	$0.36	$(3.58)	$(1.29)
Weighted average shares	79,957	75,988	58,793
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.35	$(0.18)	$(0.13)
Add back amortization of goodwill, net of tax	—	—	0.19
Adjusted income (loss) from continuing operations before extraordinary item	0.35	(0.18)	0.06
Loss from discontinued operations, net of tax	(0.01)	(2.87)	(1.63)
Add back amortization of goodwill, net of tax	—	—	0.28
Adjusted loss from discontinued operations	(0.01)	(2.87)	(1.35)
Cumulative effect of change in accounting principle	—	(0.53)	—
Net income (loss)	$0.34	$(3.58)	$(1.29)
Weighted average shares	83,398	75,988	58,793

Impairment of Investments in Non-marketable Securities.  Periodically, Titan reviews for possible impairments its non-marketable securities, which include our investments in emerging businesses, which are accounted for under the cost method.  Whenever events or changes in circumstances indicate that the carrying amount of an asset is other than temporarily impaired, asset values are adjusted accordingly based on a write down of cost to estimated fair value.  In evaluating whether a loss in the carrying value of an investment is other than temporary, Titan evaluates the financial condition and near-term prospects of the investee and the region and industry of the investee, including any specific events which may influence the operations of the investee such as changes in technology, and its overall investment intent.  Titan will generally deem an impairment to be other than temporary if its cost basis has exceeded its fair value for a period of six to nine months.  If a loss in the carrying value of an investment is deemed to be other than temporary, we recognize such loss based on a write down of cost to realizable value.

Impairment of Long-Lived Assets.  SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Titan adopted SFAS No. 144 on January 1, 2002.  Refer to Note 8 for discussion of operations discontinued since Titan’s adoption of SFAS No. 144.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, Titan accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Income Taxes.  Titan accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Per Share Information.  Titan computes earnings per share based on the provisions of SFAS No. 128, “Earnings Per Share.”

The following data summarize information relating to the per share computations for continuing operations before extraordinary loss and cumulative effect of change in accounting principle:

	For the Year Ended December 31, 2003
	Income (Loss) (Numerator)	Shares (000’s) (Denominator)	Per-Share Amounts
Income from continuing operations	$29,951
Less preferred stock dividends	(688)
Basic EPS:
Income from continuing operations available to common stockholders	29,263	79,957	$0.37
Effect of dilutive securities: Stock options and warrants	—	3,441	(0.02)
Diluted EPS:
Income from continuing operations available to common stockholders	$29,263	83,398	$0.35

	For the Year Ended December 31, 2002
	Income (Loss) (Numerator)	Shares (000’s) (Denominator)	Per-Share Amounts
Loss from continuing operations before cumulative effect of change in accounting principle	$(13,244)
Less preferred stock dividends	(689)
Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	$(13,933)	75,988	$(0.18)

	For the Year Ended December 31, 2001
	Income (Loss) (Numerator)	Shares (000’s) (Denominator)	Per-Share Amounts
Loss from continuing operations	$(3,457)
Less preferred stock dividends	(690)
Effect of minority interests	(3,228)
Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	$(7,375)	58,793	$(0.13)

In the year ended December 2003, options and warrants to purchase approximately 2,531,700 shares of common stock at prices ranging from $13.85 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive because the options’ exercise price was greater than the average market price of the common shares.

In the year ended December 31, 2002, options to purchase approximately 3,357,700 shares of common stock at exercise prices ranging from $1.04 to $13.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations before cumulative effect of change in accounting principle.  In the year ended December 31, 2001, options to purchase approximately 2,074,600 shares of common stock at exercise prices ranging from $1.12 to $20.04 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations.  In the year ended December 31, 2002, options to purchase approximately 3,963,900 shares of common stock at prices ranging from $13.18 to $29.74 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  In the year ended December 31, 2001, options to purchase approximately 1,206,800 shares of common stock at exercise prices ranging from $20.70 to $47.50 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

In 2003, 2002, and 2001, approximately 537,300, 538,400, and 459,900 shares of common stock, respectively, that could result from the conversion of cumulative convertible preferred stock were not included in the computation of dilutive EPS, as the effect would have been anti-dilutive on the results of continuing operations.  Similarly, in 2003, 2002 and 2001, approximately 2,859,100, 6,776,500 and 5,038,000 shares, respectively, that could result from the conversion of the remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computation of diluted EPS.  The change in potential dilution from 2002 to 2003 for the HIGH TIDES is due to their extinguishment on May 15, 2003.  The change in potential dilution from 2001 to 2002 for the HIGH TIDES and the preferred stock is the change in conversion ratios due to the SureBeam spin-off (see Note 14).

Comprehensive Income.  Comprehensive income represents all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive income is the total of net income and all other nonowner changes in equity.

During the years ended December 31, 2003, 2002, and 2001, Titan’s only element of other comprehensive income resulted from foreign currency translation adjustments, which are reflected in the consolidated statements of changes in stockholders’ equity as foreign currency translation adjustments within accumulated other comprehensive income.

Gain on Issuance of Stock in Subsidiary.  In 2001, as a result of the SureBeam initial public offering and in accordance with the provisions of SEC Staff Accounting Bulletin No. 51 (SAB 51) Titan recorded a gain of $52.0 million related to its equity interest in SureBeam.  In accordance with the provisions of SAB 51, the transaction is reflected as an equity transaction, and the net effect of the transaction is reflected in the accompanying Consolidated Statement of Stockholders’ Equity as “Gain related to issuance of stock in subsidiary”.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively.  The adoption of SFAS No. 149 had no effect on our consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Titan adopted SFAS No. 150 effective July 1, 2003, and the adoption did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIE’s) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on our consolidated financial condition or results of operations.   In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions.  The revised guidance is effective for the first reporting period beginning after December 15, 2003.  The adoption of the provisions of FIN 46R is not expected to have a material impact on our consolidated financial condition or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on our consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and has not had a material effect on Titan’s financial condition.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by the FASB’s Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Titan did not initiate any activities in 2003 that would be included within the scope of this standard.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which was effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinded SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions.”  In accordance with SFAS 145 and APB 30, the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt in 2003.  The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations.  Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations.  See Note 11 for further discussion of the charges.

Note 4.  Acquisitions

On November 3, 2003, Titan acquired Advent Systems for total cash consideration, net of cash acquired, of approximately $12.1 million.  Advent provides intelligence, surveillance, reconnaissance, support and mission planning services to the U.S. government.  The acquisition was to further Titan’s strategic goal of acquiring government information technology companies that fit strategically with its government business.  The transaction was accounted for using the purchase method, and accordingly, results of operations of Advent Systems are included in our results of operations as of the date of purchase.  The excess of the purchase price over the estimated fair market value of the net assets acquired was approximately $10.1 million, and has been reported as goodwill.  Pro forma information related to the Advent Systems acquisition has not been presented, as the effect on Titan’s results of operations is not significant.

In January 2003, Titan announced that the agreement to acquire Science & Engineering Associates, Inc. (SEA), a privately held provider of engineering and information technology services, had expired and that Titan and SEA mutually agreed not to extend the purchase agreement at that time.  Direct costs of $1.2 million related to this transaction were included in exit and restructuring charges and other in 2002 (see Note 6).

During 2002, we completed three acquisitions within the U.S. Government business that were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in our operating results as of the date of the purchase.  The following table represents selected data regarding each acquisition.

Name	Date of Acquisition	Consideration Paid and Accrued		Goodwill and Purchased Intangibles
Wave Science, Inc.	September 12, 2002	$10.3 million	*	$9.9 million
Jaycor, Inc.	March 21, 2002	$103.5 million		$49.9 million
International Systems, LLC	February 22, 2002	$7.3 million	*	$7.8 million

*Consideration paid is subject to adjustment if certain earn-out conditions are achieved.

On September 12, 2002, Titan completed the acquisition of 100% of the outstanding shares of Wave Science, Inc. (Wave Science), a privately held designer of radio components and communication systems, for a purchase price of approximately $8.5 million in cash, subject to post-closing adjustments and indemnification obligations.  The acquisition was to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business, particularly the addition of Wave Science’s experienced engineering team.  The purchase agreement provided for additional consideration of up to $3.0 million  based on achieving certain revenue and profit margin targets for the two-year period beginning January 1, 2002 through December 31, 2003, and additional consideration of up to $1.0 million based on the receipt of certain contract awards through December 31, 2004.  Additional consideration of $1.8 million has been accrued at December 31, 2003, representing the total amount due based on the revenue and profit margin targets through December 31, 2003, and was paid in February 2004.  This additional purchase price was accounted for as an increase to goodwill.  The additional consideration of up to $1 million for certain contract awards through December 31, 2004 may still be earned.  As the total consideration for the acquisition of Wave Science may change based upon the receipt of contract awards through December 31, 2004, goodwill may change to reflect any such additional consideration.

On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. (Jaycor), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  At the closing, Titan issued approximately 4,919,500 shares of Titan common stock for all the outstanding shares of common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of $99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for the purchase consideration became fixed.  The excess of the $99.6 million purchase price over the estimated fair market value of the net assets acquired ($57.6 million) was approximately $42.0 million.  In April 2002, Titan obtained an independent valuation completed by Bearing Point to assist management in its purchase price allocation for the Jaycor acquisition.  The independent valuation was used by Titan to allocate $38.1 million to goodwill and $3.9 million to intangible assets.  The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which are being amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively.  At December 31, 2003, the unamortized balance of purchased intangibles was $1.8 million included in Other Assets in the consolidated balance sheet. The transaction value was increased by approximately $3.9 million to an aggregate total of $103.5 million to reflect an additional 173,099 shares issued in July to cover certain costs of the shareholders of Jaycor, and an additional 20,948 shares issued in July 2002 and August 2002 related to certain working capital adjustments.  The additional purchase price of $3.9 million was accounted for as an increase to goodwill resulting in goodwill of $45.9 million at December 31, 2003.

On February 22, 2002, Titan completed the acquisition of International Systems, LLC (International Systems), which designs and builds low-cost combat systems for the Department of Defense (DoD) and agencies of the DoD, to further Titan’s goal of acquiring government information technology companies which fit strategically with its government business.  The purchase price, which aggregated approximately $1.8 million, was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations.  In addition, additional consideration may be paid based on the receipt of certain contract awards and the achievement of defined earnings level on all contracts by International Systems, which consideration may be satisfied with cash or our common stock.  The additional consideration for defined earnings levels will be equal to 20% of International Systems’ EBIT (earnings before income tax and benefit allowances) from certain specified defense technology programs for each year from 2002 to 2006 and 7.5% of International Systems’ EBIT from those defense technology programs for each year from 2007 to 2011.  In July 2002, 100,000 shares of Titan stock valued at $1.2 million were issued based on the receipt of certain of these contract awards.  In July 2003, Titan issued 350,000 shares of common stock valued at $3.3 million and paid $0.2 million in cash of additional consideration related to the receipt of these contract awards and the percentage of EBIT earned in these contracts in 2002.  The value of the shares, in addition to the cash paid, were recorded as an increase to goodwill.  The additional consideration for contract awards was fully paid as of December 31, 2003.  Additional consideration of $0.8 million has been accrued at December 31, 2003, representing the total amount due based on EBIT achieved in 2003.  In October 2002, under the provisions of the original purchase agreement, Titan advanced $0.8 million to a former principal shareholder and current employee of International Systems.  Such advance is evidenced by a promissory note which was secured by the shareholder’s purchase consideration of Titan shares and shares issuable upon achievement of certain milestones as provided under the original purchase agreement.  This note is reflected as an Other Current Asset on the consolidated balance sheet at December 31, 2003, and was paid in full by the former shareholder in January 2004.  As the total consideration for the acquisition of International Systems may change based upon the achievement of defined earnings levels, goodwill will change to reflect any such additional consideration.

During 2001, we completed three acquisitions within the U.S. Government business that were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in our operating results as of the date of the purchase.  The following table represents selected data regarding each acquisition.

Name	Date of Acquisition	Consideration Paid	Goodwill and Purchased Intangibles
BTG, Inc.	November 27, 2001	$135.5 million	$147.4 million
Datron Systems, Inc.	September 28, 2001	$48.9 million	$28.5 million
Assets of Maxwell Technologies Systems Division, Inc.	March 23, 2001	$10.7 million	$7.0 million

On November 27, 2001, we completed the acquisition of BTG, Inc. (BTG), a provider of information technology solutions and services primarily to the U.S. military and other government agencies, for $13.35 per BTG share.  The acquisition was to further our goal of acquiring government information technology companies which fit strategically with us.  We issued approximately 4,024,100 shares of Titan common stock at an aggregate value of $99.9 million, based on $24.814 per Titan share, the average trading price ending November 19, 2001, the date on which the formula for consideration became fixed, and paid cash of $23.4 million for all the outstanding shares of BTG common stock and assumed BTG stock options representing approximately 734,200 shares of Titan common stock at an aggregate value of $12.2 million, based on an exchange ratio of approximately 0.5380 shares of Titan stock for each share of BTG common stock.  We also paid off $37.1 million of BTG’s outstanding debt as of the closing date.  The excess of purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $139.2 million, intangible assets of $8.2 million and deferred compensation of $0.5 million related to unvested options assumed.  The intangible assets consist of backlog, customer relationships and a strategic relationship of $1.7 million, $5.5 million and $1.0 million, respectively, which are being amortized over the estimated useful lives of 1 year, 2 to 5 years and 2 years, respectively.  At December 31, 2003, the unamortized balance of purchased intangibles was $3.3 million included in Other Assets in the consolidated balance sheet.  The deferred compensation will be amortized over the remaining vesting period of the assumed options.

On September 28, 2001, we completed the acquisition of the remaining shares of Datron Systems Incorporated (Datron), a provider of radio and satellite-based communication systems and broadband communication products for government and commercial markets, that were acquired through a stock for stock exchange tender offer that closed in August 2001.  The acquisition was to further our goal of acquiring government information technology companies which fit strategically with us.  We issued approximately 2.3 million shares of Titan common stock for all the outstanding shares of Datron common stock at an aggregate value of $44.9 million, based on $19.544 per Titan share, the average trading price ending July 27, 2001, the date on which the formula for consideration became fixed, and assumed Datron stock options representing approximately 437,000 shares of Titan common stock at an aggregate value of $4.0 million, based on an exchange ratio of approximately .81919 shares of Titan common stock for each share of Datron common stock.  The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill of $22.7 million and intangible assets of $5.8 million.  The intangible assets consist of backlog, customer relationships and trademarks and patents of $1.0 million, $3.2 million and $1.6 million, respectively, which are being amortized over the estimated useful lives of 1 to 2 years, 10 years and 5 years, respectively.  At December 31, 2003, the unamortized balance of purchased intangibles was $3.5 million included in Other Assets in the consolidated balance sheet.

On March 23, 2001, our subsidiary, Titan Systems Corporation, consummated an agreement to purchase certain assets from Maxwell Technologies Systems Division, Inc., a subsidiary of Maxwell Technologies, Inc., which specializes in research, development and technical services primarily for military applications.  The purchase price was approximately $11.5 million in cash, subject to post-closing adjustments and indemnification obligations, less a $1.7 million holdback, due 180 days from the date of closing.  The initial $9.8 million of the purchase price was paid on April 2, 2001.  We received approximately $0.6 million in July 2001 from Maxwell Technologies, Inc. resulting from the resolution of post-closing working capital adjustments.  Under the agreement, we had full recourse to the seller for all accounts receivable not collected within 180 days of the closing date.  In October 2001, we paid approximately $1.5 million in full satisfaction of the $1.7 million holdback, as adjusted for uncollected accounts receivable.  The transaction was accounted for as a purchase, and the excess of the purchase price over the estimated fair market value of the net assets acquired, was amortized on a straight line basis over 30 years until the adoption of SFAS No. 142 on January 1, 2002.  The remaining unamortized balance of approximately $6.8 million at December 31, 2003, was reflected as goodwill in the accompanying consolidated balance sheet.

During 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000 and approximately $2.7 million was paid in satisfaction of purchase price holdbacks for the System Resources Corporation acquisition made in 1999.  Each of these amounts had been recorded as liabilities in periods prior to January 1, 2002.

In 1999, Titan’s subsidiary, Titan Systems Corporation, acquired Atlantic Aerospace Corporation.  The terms of the acquisition provided for up to an additional $3 million in contingent consideration payable based upon the award of future contracts.  During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts.    In the third quarter of 2003, Titan paid $1.8 million in full satisfaction of the contingent consideration payable.  All amounts paid in 2001 and 2003 had been previously accrued.

In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, we have valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit.  We recognized approximately $0.2 million, $2.3 million, and $2.8 million as a reduction of costs against the deferred profit in 2003, 2002, and 2001, respectively.  The remaining amount of $0.6 million at December 31, 2003 is estimated to reduce costs through 2007.

Note 5.  Impairment Charge Related to SureBeam

Prior to and in connection with the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.  Titan extended a $50 million senior secured revolving credit facility of which $25 million in principal was advanced and is outstanding as of December 31, 2003.  The senior credit facility is secured by a lien on substantially all of SureBeam assets.  In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam.  Titan is SureBeam’s only senior secured lender.  The aggregate amount of the lease obligations Titan has guaranteed as of December 31, 2003 is approximately $18.6 million.  The leases extend through periods ending in 2023.  The aggregate amount due to Titan as of December 31, 2003, for future obligations under the sublease agreements for approximately 63,800 square feet for periods through 2010 is approximately $4.9 million.  SureBeam’s obligation to reimburse Titan for any amounts paid under the guarantees is secured under the senior credit facility.

On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code.  As a result of this filing, Titan recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam’s other indebtedness and obligations to us.  The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of collateral securing the senior credit facility.  The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $9.0 million.  The ultimate impairment is also dependent upon Titan’s ability to mitigate its obligations under the facilities lease guarantees through subleases and loan repayments from Hawaii Pride (as discussed below).  The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $16.8 million.  The impairment charge was  offset by an $8.1 million liability previously accrued by Titan to SureBeam under a Tax Allocation Agreement.  The actual amount of Titan’s losses could be lower or higher than currently estimated depending on the amount of SureBeam liquidation proceeds received and the amount of net payments made under its lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride.

On March 4, 2004, Titan entered in a settlement agreement with the bankruptcy trustee for SureBeam and its subsidiary.  The settlement agreement requires bankruptcy court approval to become effective.  Under the settlement agreement, Titan will have an allowed secured claim in the amount of a minimum of approximately $47.9 million and a first priority perfected lien on all assets of SureBeam other than certain identified assets of SureBeam.  Upon effectiveness of the settlement agreement, the automatic stays in the bankruptcy will be modified to permit Titan to exercise Titan rights and remedies as a secured creditor and sublessor, including the right to dispose of collateral.  As part of the settlement, Titan also agreed to undertake commercially reasonable efforts to collect two receivables of SureBeam that by agreement are excluded from Titan collateral and to deliver the proceeds to the bankruptcy trustee.

In relation to SureBeam’s strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride’s bank debt up to the greater of SureBeam’s equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride’s $6.8 million, 15-year loan from its lender, WebBank.  As of December 31, 2003, Titan has guaranteed approximately $1.2 million, or 19.9% of the current loan balance of $5.9 million.  In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days.  In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank.  Through March 8, 2004, Titan has loaned approximately $0.2 million to Hawaii Pride under a new credit facility for a maximum amount of $0.45 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments.  All amounts outstanding under this facility are required to be repaid by May 2005.  In the impairment charge discussed above, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility.

Other Agreements.  In connection with the license Titan purchased to use SureBeam’s intellectual property, the remaining unamortized balance of $7.0 million at December 31, 2003, is reflected as a non-current asset in Other Assets in the consolidated balance sheet.  The license is being amortized over a 15 year life, the average life of the related patents.  The license was purchased in September 2001, and includes a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam’s intellectual property for all applications and fields other than the food, animal hide and flower markets.  Titan has utilized this technology for its contract with the U.S. Postal Service to provide mail sanitization systems.

Note 6.  Exit and Restructuring Charges and Other

Included in the year ended December 31, 2002, is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002, and exit charges related to the shutdown of Cayenta’s headquarters office.  Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters.  The remaining lease commitment costs are expected to be paid through future periods ending in January 2007.  Included in the employee termination costs were 33 personnel reductions.

Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs.  The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California.  This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009.  Titan has subleased certain of these facilities and continues to actively pursue additional sublease opportunities for the remaining facilities.  However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all.  The actual amount of estimated losses on these lease commitments could change based upon Titan’s ability to obtain sublease arrangements for these facilities.  Included in the employee termination costs are 19 personnel reductions.

Approximately $7.7 million of the Titan Systems restructuring costs were primarily related to employee termination costs, employee retention costs, duplicate transition costs and professional fees related to acquisitions and certain reorganization and consolidation activities within Titan Systems.

The remaining $1.7 million was related to direct transaction costs incurred by Titan on acquisitions that did not close, primarily the Science and Engineering Associates, Inc. proposed acquisition.

At December 31, 2003, accruals for all exit and restructuring charges totaled $27.9 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta’s headquarters office.  These exit and restructuring activities were accounted for under EITF Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria.  Effective January 1, 2003, Titan was required to adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value.  As these restructuring activities were entered into prior to our adoption of SFAS No. 146, Titan has accounted for these activities under EITF 94-3.  A summary of exit and restructuring charges and other recorded and the utilization of those accruals during the years ended December 31, 2002 and 2003 is as follows:

	Charges recorded in 2002	Asset Disposals	Cash paid 2002	Balance December 31, 2002	Cash paid 2003	Balance December 31, 2003
Titan Systems restructuring:
Estimated facilities consolidation costs	$32,226	$—	$155	$32,071	$4,775	$27,296
Employee termination/retention costs and other	7,703	—	5,965	1,738	1,738	—
	39,929	—	6,120	33,809	6,513	27,296
Transaction costs for unsuccessful deals	1,726	—	1,129	597	597	—
	41,655	—	7,249	34,406	7,110	27,296
Cayenta headquarters exit costs:
Lease commitment costs	4,816	—	1,680	3,136	2,511	625
Asset impairment costs	2,444	2,444	—	—	—	—
Employee termination costs and other	4,402	—	4,183	219	212	7
	11,662	2,444	5,863	3,355	2,723	632
	$53,317	$2,444	$13,112	$37,761	$9,833	$27,928

At December 31, 2003, $16.4 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $11.5 million are included in Other Non-current Liabilities.  The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Note 7.  Acquisition and Integration Related Charges and Other

 Acquisition and integration related charges and other of $27.9 million in 2001 included $12.2 million related to the integration of ACS and AverStar and other restructuring and realignment activities in our government business, a $5.5 million impairment charge for fixed assets associated with Cayenta’s network operations center and $10.0 million related to other asset impairments and restructuring activities associated with Cayenta’s headquarters office, and $0.2 million related to personnel reductions in Cayenta’s federal government business, which is now a part of Titan’s core government business.  Liabilities of $1.3 million related to the charges remained at December 31, 2001, which were paid in 2002.

Note 8.  Discontinued Operations

2002 Discontinued Operations

In August 2002, Titan’s board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell our remaining commercial information technology business, both of which were previously reported in our Titan Technologies segment.  Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144.  In October 2002, the LinCom Wireless business was shut down.  The remaining commercial information technology business is currently held for sale.

In July 2002, Titan’s board of directors made the decision to exit all of our international telecommunications business through a combination of selling and winding down our operations within our Titan Wireless segment.  Titan immediately began implementing these actions, which were substantially completed during 2003.  We reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

During the first quarter of 2002, Titan’s board of directors made the decision to sell certain of its commercial information technology operations within the Cayenta segment and the AverCom business within the Titan Technologies segment.  These businesses were sold in 2002.

In the third quarter of 2003, Titan completed the sale of its GlobalNet business.  Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million, and the buyer’s assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale.  Titan has collected approximately $0.5 million of the amounts due under the notes receivable, and expects to collect the remaining $1 million in the first quarter of 2004.  The AverCom business was sold in July 2002. In accordance with SFAS No. 144, all commercial operations that have been sold or are held for sale have been reflected as discontinued operations for all periods presented in Titan’s consolidated financial statements.

Titan Wireless

Overview

On July 11, 2002, Titan announced it would exit all of its international telecommunications business, directly as a result of an increasingly deteriorating market, particularly in the wholesale long distance business.  Notably, the bankruptcies of Global Crossing, Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers, such as ibasis, imposed a rapid and sudden deterioration in wholesale prices in 2002.  As a direct result of decreasing wholesale margins, and the difficulty of providers to obtain financing to invest in new projects globally, Titan’s telecommunications business operating results declined substantially beginning in the second quarter of 2002.  The losses in the second quarter of 2002 and the bleak outlook of the telecommunications market globally led to the July 2002 Titan board of directors decision to exit these markets.  Titan has substantially completed the sale and winding down of all of its operations within Titan Wireless, including all of the operations discussed below.

Acquisitions and Investments

GlobalNet, Inc.

On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. (GlobalNet), a provider of international voice, data, and Internet services.  Titan issued approximately 1,452,800 shares of common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock.  GlobalNet’s operations from March 22, 2002 were reported in our Titan Wireless business, which was discontinued in the third quarter of 2002.  The transaction was accounted for as a purchase.  The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $26.4 million was approximately $55.8 million.  In April 2002, Titan obtained an independent valuation completed by independent valuation specialists Bearing Point to assist in its purchase price allocation of the GlobalNet acquisition.  The independent valuation was used by Titan to allocate $55.8 million to goodwill and $0 to intangible assets as of March 31, 2002.

As a result of Titan’s decision on July 11, 2002, to exit its telecommunications business and to sell certain of these businesses, Titan determined in the third quarter of 2002 that there was an impairment of the carrying value of GlobalNet’s goodwill of approximately $55.8 million in accordance with SFAS No. 142.  The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers from potential buyers, compared to the carrying value of the asset.  As discussed above, Titan completed the sale of its GlobalNet business in the third quarter of 2003.  The sale resulted in a gain of $12.2 million, resulting from a previous write-down of the carrying value of the net assets, which ultimately was recovered at the time of the sale.

Ivoire Telecom

 On June 28, 2000, Titan Wireless Afripa Holding, Inc., a subsidiary of Titan Wireless, made a $5 million investment to acquire 80% of the outstanding equity interests in Ivoire Telecom S.A., a Luxembourg-chartered company that intended to engage, through various majority-owned local subsidiaries, in a wireless telecommunications business in Africa using a satellite uplink through France.  Titan’s primary long-term investment objective was to acquire through the various majority-owned local subsidiaries of Ivoire Telecom what Titan considered to be potentially valuable telecommunications licenses in African countries, build out a supporting network and backbone system to carry traffic in these countries and then, ultimately, to realize its investment by sale of the fully operational business.  This investment was subsequently sold in 2003 for approximately $0.5 million cash consideration.

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

(B)	Devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that:

	(i)	Transactions are executed in accordance with management’s general or specific authorization;

(ii)

Transactions are recorded as necessary (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets;

	(iii)	Access to assets is permitted only in accordance with management’s general or specific authorization; and

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

Titan engaged in substantial efforts to establish appropriate financial controls and procedures to enable accurate and timely reporting of financial results of Ivoire Telecom.  These efforts, as discussed above, were not successful, leading Titan to cease consolidating the operating results of Ivoire Telecom and reporting its investment on the cost method.  While inadequate to support continued consolidation, Ivoire Telecom did have adequate controls and practices in place to permit Titan to monitor the use of funds by Ivoire Telecom to acquire telecommunications equipment, licenses, and related infrastructure in accordance with the business plan developed by Ivoire Telecom.  Accordingly, Titan believes that it complied with the requirements of Section 13(b) noted above in all material respects.  In the third quarter of 2002, the entire carrying value of the investment of approximately $52 million was determined to be impaired and written off.  In the second quarter of 2003, Titan sold its interest in Ivoire Telecom for consideration of approximately $0.5 million cash.

Sakon LLC

In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon.  In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement.  In October 2000, Titan exercised its option pursuant to the loan agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%.  This equity interest was converted in August 2002 from a 49.9% voting interest to a 15% voting interest and a 34.9% non-voting interest.  At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill.  Under the terms of the agreement, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained.  These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remainder was paid in the third quarter of 2002.  The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized over 20 years, was approximately $26.8 million at December 31, 2001.  In connection with the new requirements for evaluation of goodwill under SFAS No. 142, the $26.8 million was determined to be impaired and was fully expensed in the third quarter of 2002.  Prior to August 2002, Titan consolidated the operating results of Sakon due to Titan’s ability to control and significantly influence the operations and policies of Sakon, in accordance with a management agreement with Sakon.  In August 2002, the management agreement was modified to nullify Titan’s ability to control Sakon, and Titan resigned from the management committee of Sakon.  Accordingly, Titan has no ability to substantially influence or control the operations of Sakon.  Thereafter, Titan’s investment in Sakon has been accounted for under the cost method, for which the investment carrying value was written down to zero in 2002.

Benin

On December 10, 1999, Titan’s wholly owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (the OPT), entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger.  This financing was subsequently increased by 6.0 billion francs CFA to approximately $54.0 million.  This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company’s equipment and revenues related to the project.  The facility has a fixed interest rate of 9.5% per year and was originally to be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003.  The payment terms were subsequently amended calling for quarterly payments through mid 2006.  The borrowings on this facility have been utilized to fund various equipment and subcontractor costs incurred most notably by Alcatel of France, a major subcontractor to this project.

Related to Titan’s contract with the OPT, Titan has a $46.2 million gross receivable due from the OPT, which is reflected in Current Assets of Discontinued Operations as of December 31, 2003.  Of this amount, approximately $32.3 million is recorded as a receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs.  The remaining $14 million net receivable represents amounts due from the OPT under the Titan settlement agreement entered into with the OPT.  Titan entered into the settlement in October 2003 pursuant to which Titan was to be paid $29.5 million in full satisfaction of Titan’s performance on the OPT contract, of which $14 million remains outstanding as of December 31, 2003.

Operating Results

For the year ended December 31, 2003, Titan Wireless generated $71.5 million of revenues and net income of $1.0 million, net of a $7.4 million tax benefit.  The revenues were primarily generated by the GlobalNet business for the period prior to the sale of the business in the third quarter of 2003.  The net income was primarily a result of operating losses of $2.8 million, and the gain from the disposition of the GlobalNet business of $12.2 million, resulting from a previous write-down of the carrying value of the net assets, for which a tax provision was not provided due to prior losses.  The gain was offset by impairment charges of $10.8 million resulting from the terms of the settlement agreements with Titan’s customers in Nigeria and Benin, and by approximately $5 million of charges accrued for the exit activities in Benin.  Included in the operating losses of Titan Wireless for 2003 is interest expense allocated to discontinued operations of $0.7 million.

Included in Titan Wireless’ net loss for the year ended December 31, 2002 are impairment charges of $211.4 million, or $137.4 million, net of tax, that were recorded as a result of Titan’s decision to exit its international telecommunications business.  The charges were comprised of the following:  (1) impairment of goodwill in accordance with SFAS No. 142 of approximately $74.8 million, primarily comprised of Titan’s acquisition of GlobalNet discussed above and Sakon, recorded in accordance with SFAS No. 142; (2) impairment of investments of approximately $62.6 million, primarily comprised of Titan’s investment in Ivoire Telecom discussed above; (3) and impairment of fixed and other assets of approximately $74.0 million.

In addition, exit charges of approximately $20.1 million were recorded in the third quarter of 2002, primarily related to outstanding commitments of warranty obligations of $3.9 million, commitments for space satellite segments of $3.0 million, and outstanding lease obligations of $1.6 million.  The remaining $11.6 million of the charge is primarily related to employee termination costs of $2.6 million, other estimated direct costs to exit these businesses of $4.0 million and the estimated settlements of other obligations of approximately $5.0 million.  Such commitments are expected to be paid through the first half of 2004.  As of December 31, 2003, approximately $9.8 million is included in current liabilities of discontinued operations.

In summary, included in Titan Wireless’ net loss for 2002 is an impairment charge of $211.4 million, exit charges of $20.1 million and pre-tax losses excluding impairment and exit charges of $8.8 million for the year ended December 31, 2002.  Included in the operating losses of Titan Wireless for 2002 is interest expense allocated to discontinued operations of $0.7 million.

Titan Technologies

For the year ended December 31, 2003, the discontinued operations of Titan Technologies had revenues of approximately $13.8 million and a net loss of $1.9 million, net of a tax benefit of $8.2 million.  The loss was comprised of a $7.4 million operating loss and a $2.7 million impairment loss recorded to reflect the most recent indications of fair value of the carrying value of the net assets.  Included in the results for Titan Technologies is a tax benefit of $2.3 million to reflect the estimated tax impact of adjusting the carrying value of certain assets which are currently held for sale related to the remaining commercial information technology business that was formerly reported in the Titan Technologies segment.  Included in the operating losses of 2003 is interest expense allocated to discontinued operations of $0.4 million.

For the year ended December 31, 2002, the discontinued operations of Titan Technologies generated revenues of $31.4 million and a net loss of $48.0 million, net of a $20.6 million tax benefit.  Included in Titan Technologies’ net loss for 2002 is an impairment charge of $43.7 million, related to LinCom Wireless, AverCom and Titan’s commercial information technology business.  The measurement of this impairment is based upon indications of fair value, resulting in a write-off of the carrying value of its assets which included an impairment of goodwill of $21.0 million, in accordance with SFAS No. 142, and impairment of other assets of $22.7 million consisting primarily of fixed assets and capitalized software.  In addition, exit charges of approximately $4.3 million were recorded primarily related to employee termination costs, lease termination costs and other outstanding commitments.

In September 2002, certain assets of the AverCom business were sold for $0.5 million cash and an earn-out of $0.6 million of additional consideration based on certain gross margin targets.  In addition, Titan retained approximately $3.0 million of net accounts receivable balances, which were substantially collected by December 31, 2002.  In addition to the impairment of goodwill of $21.0 million, a charge of $14.9 million was recorded on January 1, 2002, when Titan adopted SFAS No. 142 which was reported as a cumulative effect of a change in accounting principle.

In addition to the impairment charges discussed above, pre-tax losses excluding impairment and exit charges for the Titan Technologies businesses for 2002 were $20.5 million.  Included in the operating losses for 2002 is interest expense allocated to discontinued operations of $0.8 million.

Cayenta

In July 2002, the two information technology businesses of Cayenta were sold, for cash received to date of $0.2 million.  For the year ended December 31, 2002, these businesses generated revenues of $6.4 million and a net loss of $4.8 million, net of a tax benefit of $2.7 million.  Included in the net loss is a charge for goodwill impairment in accordance with SFAS No. 142 associated with these two businesses of approximately $1.1 million, and other asset impairments of approximately $3.2 million.  In addition, a $27.5 million impairment of goodwill was recorded on January 1, 2002, when Titan adopted SFAS No. 142 which was reported as a cumulative effect of a change in accounting principle.  In addition to the impairment charges noted above, operating losses, net of tax, for the year ended December 31, 2002 were $3.2 million, and included $0.1 million in interest expense allocated to discontinued operations.

The consolidated financial statements of Titan for all periods presented have been restated to reflect all businesses discussed above as discontinued in accordance with SFAS No. 144.

2001 Discontinued Operations

On March 16, 2001, SureBeam Corporation, Titan’s former subsidiary that provided electronic irradiation systems and services, completed an initial public offering (IPO) of 6,700,000 shares of Class A common stock at a price of $10 per share.  On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date.  The plan involved filing a letter ruling request with the IRS to obtain approval of the tax-free distribution.  Titan received a favorable ruling in May 2002, and on August 5, 2002, Titan’s remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend.  Prior to the adoption of the spin-off plan, Titan reported the SureBeam business as a separate segment.  In accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of Titan for all periods prior to the spin-off have been restated to reflect SureBeam as a discontinued business.  The net assets of SureBeam as of August 5, 2002 and tax liabilities and other costs resulting from the spin-off resulted in a net dividend of approximately $105.4 million which was recorded as a decrease to paid-in-capital, partially offset by the reduction in deferred compensation related to deferred compensation charges in 2000 and 2001, reflecting the net value distributed to Titan’s stockholders.  The net assets excluded SureBeam’s liability to Titan of $15 million at August 5, 2002 under SureBeam’s line of credit with Titan (see Note 5).

At the time Titan adopted the plan to spin-off SureBeam, in accordance with APB No. 30, we recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal.  This charge was recorded in the third quarter of 2001.  All losses incurred by SureBeam after that time were charged against this accrual.  Losses charged against the accrual in 2001 were $14.9 million and in 2002 were $20.5 million in the six months ended June 30, 2002.  An additional charge of $11.0 million was taken during the second quarter of 2002 to record the net losses (in excess of the accrual) incurred by SureBeam during the second quarter of 2002 as well as estimated operating losses and spin-off expenses expected to be incurred through the spin-off date of August 5, 2002.  Subsequent to that date, SureBeam is no longer included in Titan’s results of operations.  Losses through August 5, 2002 charged against the accrual in the third quarter of 2002 were $1.8 million.  Approximately $3.5 million of costs related to the spin-off were charged against the loss accruals, which is $0 as of December 31, 2003.

Revenues and net loss generated by SureBeam for the year ended December 31, 2001 were $24.2 million and $76.1 million, respectively.  Included in SureBeam’s net loss in 2001 is deferred compensation of $54.3 million.  Included in SureBeam’s net losses is interest expense of $7.0 million for the year ended December 31, 2001, related to the promissory note SureBeam had payable to us.

Following are summaries in tabular format of the loss from discontinued operations for 2003 and 2002:

	Year ended December 31, 2003
	Titan Wireless	Titan Technologies	Total
Gain on sale of business, net	$12,195	$—	$12,195
Exit charges	(5,000)	—	(5,000)
Impairment of assets	(10,790)	(2,679)	(13,469)
	(3,595)	(2,679)	(6,274)
Loss from operations	(2,783)	(7,406)	(10,189)
	(6,378)	(10,085)	(16,463)
Tax benefit	(7,392)	(8,217)	(15,609)
Net income (loss)	$1,014	(1,868)	(854)

As discussed above, the 2003 tax benefit reflected in Titan Wireless was impacted by the GlobalNet sale for which a tax provision was not provided due to prior losses,  and the Titan Technologies tax benefit was impacted by an adjustment to the carrying value of certain assets which are currently held for sale in Titan’s remaining commercial information technology business that was previously part of Titan Technologies.

	Year ended December 31, 2002
	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total
Impairment of goodwill	$(74,818)	$(21,022)	$(1,121)	$—	$(96,961)
Impairment of investments	(62,600)	—	—	—	(62,600)
Impairment of fixed and other assets	(74,001)	(22,714)	(3,134)	—	(99,849)
Exit charges	(20,062)	(4,341)	—	—	(24,403)
	(231,481)	(48,077)	(4,255)	—	(283,813)
Losses from operations	(8,824)	(20,508)	(3,197)	(11,014)	(43,543)
	(240,305)	(68,585)	(7,452)	(11,014)	(327,356)
Tax benefit	(84,888)	(20,563)	(2,698)	(1,101)	(109,250)
Net loss	$(155,417)	$(48,022)	$(4,754)	$(9,913)	$(218,106)

Balance Sheet Summary

Following is a table of all related balance sheet categories for each discontinued operation:

	As of December 31,
	2003	2002
Current assets of discontinued operations:
Titan Wireless	$46,584	$93,145
Cayenta	—	661
Titan Technologies	8,185	10,065
	$54,769	$103,871
Non-current assets of discontinued operations:
Titan Wireless	$—	$4,212
Titan Technologies	—	2,370
	$—	$6,582
Current liabilities of discontinued operations:
Titan Wireless	$12,540	$38,603
Cayenta	97	2,155
SureBeam	—	187
Titan Technologies	6,146	8,198
	$18,783	$49,143
Non-current liabilities of discontinued operations:
Titan Wireless	$32,307	$42,821
Cayenta	535	1,205
Titan Technologies	1,504	800
	$34,346	$44,826

Included in the total assets of Titan Wireless as of December 31, 2002 are approximately $46.6 million of gross accounts receivable, less approximately $32.3 million (classified as a non current liability) representing the amounts drawn on the non recourse loan facility with the African Merchant Bank to cover subcontract costs on Titan Wireless’s contract with the Office of Post and Telecommunications (OPT).  The net accounts receivable of $14.3 million are comprised of approximately $14 million due from the OPT, and $0.3 million due from Titan Wireless’s customer in Nigeria.  The amount due from the customer in Nigeria was collected in the first quarter of 2004.  The current liabilities of $12.5 million of Titan Wireless include approximately $9.8 million of remaining exit costs.

The current assets of Titan Technologies are primarily comprised of cash, accounts receivable balances and prepaid assets.

Note 9.  Other Financial Data Following are details concerning certain balance sheet accounts:

	At December 31,
	2003	2002
Accounts Receivable:
U.S. Government — billed	$313,578	$250,118
U.S. Government — unbilled	63,141	48,728
Trade	14,818	22,295
Less allowance for doubtful accounts	(3,574)	(6,778)
	$387,963	$314,363

Billing in excess of costs incurred are recorded as reductions to accounts receivable and total $5.1 million and $8.9 million at December 31, 2003 and 2002, respectively.  Deferred revenue included in Other Accrued Liabilities totaled $12.9 million at December 31, 2003.

	At December 31,
	2003	2002
Inventories:
Materials	$8,448	$11,213
Work-in-process	15,554	9,947
Finished goods	5,403	10,120
	$29,405	$31,280
Property and Equipment:
Machinery and equipment	$127,629	$118,540
Furniture and fixtures	21,855	26,225
Land, buildings and leasehold improvements	28,281	28,162
Construction in progress	1,985	1,664
	179,750	174,591
Less accumulated depreciation and amortization	(113,959)	(110,886)
	$65,791	$63,705

Following is information related to intangible assets:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amoritization	Net Value
Purchased intangibles	$18,735	$10,110	$8,625
License agreement	8,000	1,006	6,994
Deferred financing costs	16,481	2,565	13,916
All other intangible assets	2,566	350	2,216
	$45,782	$14,031	$31,751

	As of December 31,
	2003	2002	2001
Aggregate amortization expense	$5,232	$6,380	$246

Estimated aggregate amortization expense:
2004	$6,599
2005	$6,193
2006	$4,518
2007	$3,383
2008	$3,383

Supplemental disclosures of cash flow information:

	2003	2002	2001
Noncash investing and financing activities:

Stock issued for acquisitions	$3,259	$137,811	$144,764
Gain related to issuance of stock in subsidiary	—	—	52,025
Deferred compensation related to the issuance of stock options	—	29,834	78,725
Shares contributed to employee benefit plans	6,527	7,529	4,941
Write-off of deferred debt issuance costs	8,071	9,435	—
Write-off of deferred compensation related to discontinued operations	—	629	—
Shares tendered for option exercises	144	—	392

Cash paid for interest	$31,557	$32,408	$38,021
Cash paid (refunds) for taxes	1,149	(8,747)	3,612

In 2002, Titan issued 172,153 shares of Titan common stock valued at $3.8 million as consideration for the purchase of assets of a company which became part of the Cayenta business, now reported in discontinued operations.  In the second quarter of 2003, the indemnification period as defined per the asset purchase agreement expired, and as provided for in the purchase agreement, Titan elected to exchange all of the Titan common stock for cash of $2.0 million and the extinguishment of notes receivable of $1.8 million for cash advances made in 2002.

Details regarding the acquisition of businesses, net of cash acquired, in the Consolidated Statements of Cash Flows are as follows:

	Year Ended December 31, 2003
	Cash Paid	Cash Acquired	Net
Acquisition:
Advent Systems	$(14,781)	$2,682	$(12,099)
International Systems	(217)	—	(217)
Earn-out consideration for Atlantic Aerospace Electronics Corporation	(1,773)	—	(1,773)
	$(16,771)	$2,682	$(14,089)

	Year Ended December 31, 2002
	Cash Paid	Cash Acquired	Net
Acquisition:
Jaycor	$—	$35,982	$35,982
Wave Systems	(8,476)	4,678	(3,798)
International Systems	—	172	172
Purchase adjustments for prior year acquisitions	(4,947)	—	(4,947)
	$(13,423)	$40,832	$27,409

	Year Ended December 31, 2001
	Cash Paid	Cash Acquired	Net
Acquisition:
BTG	$(23,423)	$1,193	$(22,230)
Datron	—	3,652	3,652
Maxwell	(10,661)	—	(10,661)
Purchase adjustments for prior year acquisitions	(4,932)	—	(4,932)
	$(39,016)	$4,845	$(34,171)

Titan’s investments in non-marketable securities as of December 31, 2003, include $3.5 million in Etenna Corporation, reported in Other Assets.  In 2003, we recorded a loss on investments of $6.2 million related to an unrealized loss on the carrying value of our investment in Etenna Corporation based upon recent indications of fair value, and an unrealized loss on our investment in DOAR Communications that was subsequently sold at a loss in January 2004.  All other investments in non-marketable securities totaled $8.5 million at December 31, 2003, and are reported in Other Assets.

Substantially all of Titan’s operations are located in the United States.  Export and foreign revenues amounted to approximately $36.6 million, $29.6 million, and $21.4 million in 2003, 2002, and 2001, respectively, related primarily to customers in Europe, the Middle East, Africa and Asia.  Substantially all international sales are denominated in U.S. dollars.  The increase in export and foreign revenues from 2002 to 2003 is primarily due to increased revenues of approximately $10.4 million to Titan’s customers in the United Kingdom.

Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $1,702.0 million in 2003, $1,320.0 million in 2002, and $905.3 million in 2001.

Note 10.  Income Taxes

The components of the income tax provision (benefit) from continuing operations are as follows:

	2003	2002	2001
Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	2,372	1,458	1,255
	2,372	1,458	1,255
Deferred	19,981	(7,937)	(248)
	$22,353	$(6,479)	$1,007

Following is a reconciliation of the income tax provision (benefit) from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):

	2003	2002	2001
Expected federal tax provision on continuing operations	$18,308	$(6,706)	$(2,441)
State income taxes, net of federal income tax benefit	2,354	(1,128)	1,255
State taxes in separate filing states, net of federal benefit	—	963	—
Goodwill amortization	—	—	1,283
Change in valuation allowance	—	—	—
Adjustment to estimated tax accruals	(2,285)	—	—
Capital loss not benefited	2,277	—	—
Acquisition charges and other	796	—	740
Meals and entertainment	399	251	175
Other	504	141	(5)
Actual tax provision (benefit) on continuing operations	$22,353	$(6,479)	$1,007

The net deferred tax asset as of December 31, 2003 and 2002, results from the following temporary differences:

	2003	2002
Loss carryforward	$85,072	$69,053
Employee benefits	24,696	32,018
Purchased other intangibles	(3,287)	(5,487)
Tax credit carryforwards	7,264	4,336
Inventory, contract loss and other reserves	39,254	50,608
Accounts and unbilled receivables	(6,471)	(4,893)
Accrued liabilities	11,974	10,850
Depreciation and amortization	(9,027)	18,723
Other	2,277	—
	151,752	175,208
Valuation allowance	(8,767)	(24,712)
Deferred tax asset, net	$142,985	$150,496

Realization of certain components of the net deferred tax asset is dependent upon our generating sufficient taxable income prior to expiration of loss and credit carryforwards.  The federal net operating loss carryforwards at December 31, 2003, are approximately $230 million, which carryforwards will expire in periods through 2023.  Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Also, under Federal tax law, certain potential changes in ownership of Titan may limit annual future utilization of these carryforwards.  As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized.  The change in the valuation allowance from 2002 to 2003 primarily reflects the sale of GlobalNet in 2003, for which a valuation allowance had been provided for GlobalNet’s deferred tax assets in 2002.  Prepaid Expenses and Other at December 31, 2003 and 2002 include prepaid taxes of $4.0 million  and $3.1 million.   Other Non-current Liabilities at December 31, 2003 and 2002 include a deferred tax liability of $11.1 million and $17.4 million, respectively.

During 2003, 2002 and 2001, Titan recognized certain tax benefits related to stock option exercises in the amount of $0.8 million, $9.9 million, and $13.9 million, respectively, or $0.3 million, $3.6 million, and $4.1 million, net of tax.  The net benefits were recorded as an increase to capital in excess of par value.

Note 11.  Debt

Senior Subordinated Notes

On May 15, 2003, Titan sold $200 million of 8% senior subordinated notes due May 15, 2011 in a private placement (the Notes).  We used the net proceeds from the issuance of the Notes, plus borrowings of $50 million under the revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities.  The redemption of HIGH TIDES occurred on June 4, 2003.

Titan is required to make interest payments on the Notes semi-annually in arrears on May 15 and November 15 at the rate of 8% per annum.  The first scheduled interest payment for the outstanding Notes was made on November 15, 2003.  Titan may redeem the Notes, in whole or in part, on or after May 15, 2007 at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any:

Year	Percentage
2007	104.0%
2008	102.0%
2009 and thereafter	100.0%

In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest.  The Notes are unsecured and rank or will rank equally with Titan’s current or future senior subordinated indebtedness.  Each of Titan’s domestic subsidiaries other than Cayenta guarantee the Notes.  The guarantees are unsecured and rank equally with each guarantor’s senior subordinated indebtedness.  The Notes and the guarantees are junior to all of Titan’s and each guarantor’s senior indebtedness and senior to all of Titan’s and each guarantor’s subordinated indebtedness.

In connection with its proposed merger with Lockheed Martin, on February 11, 2004, Titan commenced an offer to exchange the existing Notes for a new series of substantially identical 8% senior subordinated notes registered under the Securities Act of 1933 and a consent solicitation relating to proposed amendments to the indenture governing the Notes and the termination of the registration rights agreement Titan delivered in May 2003 for the benefit of the holders of the Notes. Titan announced on February 25, 2004 that it had received the requisite consents from the holders of more than a majority in aggregate principal amount of the Notes to effect the proposed amendments to the indenture and the termination of the registration rights agreement.  Accordingly, Titan has entered into a supplemental indenture with the indenture trustee to effect the proposed amendments to the indenture and has entered into an amendment to the registration rights agreement providing for its termination; however, the amendments and the termination of the registration rights agreement will not become operative until immediately prior to the completion of the proposed merger with Lockheed Martin.  If the merger is completed, Lockheed Martin will guarantee the surviving entity’s obligations as the obligor of the Notes.  If the merger is not completed, the amendments will not become operative.  Until that point, the indenture and the registration rights agreement, without giving effect to the proposed amendments or the termination of the registration rights agreement, will remain in effect.  The receipt of the requisite consents and the execution of the supplemental indenture satisfy one of the conditions to the closing of the proposed merger with Lockheed Martin.

Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing Notes  began to accrue in October 2003 when Titan did not complete an exchange offer required under the registration rights agreement.  Titan did not complete the exchange offer because of the proposed merger with Lockheed Martin.  Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages will continue to accrue, at rates increasing by 0.25% per annum per $1,000 whole dollars in principal amount of existing notes, until the exchange offer described above is completed.  The balance accrued at December 31, 2003 is $0.1 million.  If the merger does not close for any reason, then Titan intends to seek to complete the exchange offer.

We incurred approximately $12.4 million in charges in 2003 related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred debt issuance costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period.  All extinguishment charges were recorded in the second quarter of 2003 as a charge to income from continuing operations.  Following the redemption of the HIGH TIDES, availability on the revolving credit facility was reduced by $50 million for the borrowings required to complete the redemption.  The $50 million in availability was restored when the draw was repaid by December 31, 2003, from positive cash flow generated form the Company’s operations.

Senior Credit Facility

In connection with the issuance of the Notes, Titan entered into an amendment to its senior credit facility to permit, among other things, the issuance of the Notes and the redemption of the HIGH TIDES.

General.On May 23, 2002, Titan entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities acting as sole lead arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions.  The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

Interest Rates; Fees.As amended in connection with the issuance of the Notes, the senior credit facility provides for interest rates per annum applicable to amounts outstanding under the term loan and the revolving credit facility that are, at Titan’s option, either the administrative agent’s most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 2.00% per annum, based on Titan’s ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 3.25% per annum, based on Titan’s ratio of total debt to EBITDA.  Titan’s interest rates for base rate and LIBOR revolving loans are generally 0.50% to 0.75% lower than its interest rates for base rate and LIBOR term loans at the same ratio of total debt to EBITDA.  Titan is required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the revolving credit facility.  Titan is also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from 2.00% to 2.75%, based on its ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

Amortization; Prepayments.Titan’s seven-year term loan matures on June 30, 2009 and the revolving credit facility matures on May 23, 2008.  The seven-year term loan amortizes at 1.0% per year for years one through six (through the quarter ending June 30, 2008), with the remaining 94% due in four equal quarterly payments in year seven of the loan (through the quarter ending June 30, 2009).  Titan may prepay amounts borrowed under the term loan and the revolving credit facility at its option without any fee.  Titan is also required to make prepayments, subject to certain exceptions, of the outstanding amounts under the term loan and the revolving credit facility from asset sales, issuance of subordinated debt and equity securities, insurance or condemnation proceeds and from excess cash flows.  Any such prepayments will be applied first to reduce the amount of the term loan outstanding under the senior credit facility, and then to reduce revolving loans under the senior credit facility. Pursuant to the amendment to the senior credit facility that was entered into in connection with the issuance of the outstanding Notes, none of that offering’s proceeds were subject to mandatory prepayments under the senior credit facility.

Covenants.The terms of the senior credit facility require Titan to provide certain customary covenants for a senior credit facility, including certain financial covenants.  As amended, these financial covenants, as defined per the senior credit agreement, are comprised of a maximum total debt to EBITDA ratio of 5.5 to 1, declining to 5.25 to 1 beginning with the quarter ending September 30, 2003 through the quarter ending March 31, 2004, a maximum total senior debt to EBITDA ratio of 3.75 to 1, declining to 3.5 to 1 beginning with the quarter ending December 31, 2003 through the quarter ending March 31, 2004, a minimum interest coverage ratio of 2.75 to 1 through the quarter ending March 31, 2004, a minimum fixed charge coverage ratio of 1.25 to 1 through the quarter ending March 31, 2004 and a minimum net worth of approximately $254 million at December 31, 2003.  The maximum and minimum thresholds for compliance under the financial covenants in the senior credit facility will further adjust in the future in accordance with the terms of the senior credit facility.  For instance, the maximum total senior debt to EBITDA ratio will decline to 3.25 to 1 beginning the quarter ending June 30, 2004, declining to 3.0 to 1 beginning the quarter ending December 31, 2004, declining to 2.75 to 1 beginning with the quarter ending June 30, 2005 and finally declining to 2.50 to 1 beginning with the quarter ending December 31, 2005.

Deferred costs and expenses of $8.2 million related to the senior credit facility are included in Other Assets at December 31, 2003 and will be amortized over the remaining term of the senior credit facility.  Deferred costs and expenses of $5.7 million related to the issuance of the Notes are also included in Other Assets at December 31, 2003, and will be amortized over the term of the Notes.

At December 31, 2003, Titan had other secured and unsecured debt outstanding under various agreements totaling $0.9 million short-term and $1.0 million long-term, with interest rates ranging from 8.50% to 9.30%.  These agreements mature by 2015.

Other Debt Information

Details of long-term debt are as follows:

	December 31,
	2003	2002
Senior credit facility	$344,750	$348,250
Senior subordinated debt	200,000	—
Note payable to bank, interest at 9.30%, due February 2005, secured by a First Deed of Trust on an office building	355	430
Note payable to Urban Business Development Corporation, interest at 8.58%, due January 2015, guaranteed by the Small Business Administration and secured by a Second Deed of Trust on an office building	558	587
Acquisition related notes payable of acquired companies, interest at 8.5%, due March 2005	938	1,875
	546,601	351,142
Less: Current portion	(4,363)	(4,347)
	$542,238	$346,795

Titan Debt Maturities

Maturities of long-term debt, excluding non-recourse debt, are as follows:

2004	$4,363
2005	3,997
2006	3,538
2007	3,541
2008	166,295
Thereafter	364,867
$546,601

Note 12.  Commitments and Contingencies

Leases

Titan leases certain buildings and equipment under noncancelable operating lease agreements.  These leases generally require Titan to pay all executory costs such as taxes, insurance and maintenance related to the leased assets.  Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases.  Rental expense under these leases was $40.6 million in 2003, $40.1 million in 2002, and $23.8 million in 2001.  In February 2000, Titan’s Cayenta subsidiary entered into a new long-term lease agreement which requires future minimum lease payments of approximately $6.6 million over 7 years.  Titan is a guarantor on the lease.  Due to Titan’s discontinuance of its Cayenta business, Titan has subleased this facility under agreements that extend through 2007.  Rental expense in 2002 and 2001 includes $0.9 million and $0.8 million, respectively, paid related to this space.

Future minimum lease payments under noncancellable operating leases at December 31, 2003, are as follows:

2004	$43,492
2005	36,923
2006	32,558
2007	26,556
2008	18,075
Thereafter	54,058
Total minimum lease payments	$211,662

Obligations under capital leases were $0.8 million at December 31, 2003, including $0.2 million short-term in Other Accrued Liabilities and $0.6 million long-term in Other Non-current Liabilities in the consolidated balance sheet.

During the first quarter of 2003, Titan entered into new long-term lease and sublease agreements for office space in Virginia and Maryland as part of our restructuring efforts to consolidate various facilities of our government business into centralized locations (see Note 6).  The lease and subleases in Virginia require future minimum lease payments of approximately $100.4 million over approximately 13 years, commencing at various dates from May

2003 through May 2004.  The lease in Maryland requires future minimum lease payments of approximately $45.8 million over 10 years, commencing approximately July 1, 2004.

Legal Matters

Recently Announced Governmental Investigation

On February 13, 2004, Titan announced that representatives of Lockheed Martin and Titan recently initiated meetings with the Department of Justice and the Securities and Exchange Commission to advise of an internal review relating to certain agreements between Titan and international consultants or representatives and related payments in foreign countries.  Titan has been sharing the results of the internal review with the Department of Justice and the Securities and Exchange Commission.  Titan also announced that it had learned that the SEC had commenced an investigation into whether payments involving foreign consultants were made in violation of applicable law. On March 5, 2004, Titan learned that the Department of Justice had opened a criminal inquiry into this matter.  Titan has continued its internal review relating to these issues, in cooperation with Lockheed Martin Corporation, which is conducting a parallel review in connection with its proposed acquisition of Titan.  The SEC has issued a subpoena for production of documents, but has suspended actual production of documents at this time.  Titan intends to continue to cooperate fully with the Department of Justice and SEC in connection with their investigation of the matters under review.

As part of its ongoing review, Titan and Lockheed Martin learned of allegations that improper payments were made, or items of value were provided, by its consultants to foreign officials.  The alleged payments or provision of items of value, if true, raise questions concerning whether there has been a violation of the Foreign Corrupt Practices Act or other applicable law.  In the course of Titan’s investigation, information has been identified that may indicate that there have been violations of U.S. or foreign law arising out of payments involving Titan’s foreign representatives.  These matters are subject to ongoing SEC and Department of Justice review.  If the government determines that unlawful payments were made, the government could take action against Titan and/or some of its employees.  These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on Titan’s or Titan’s affected businesses’ ability to export products or enter into future U.S. government contracts.

Information gathered as part of the internal review raises questions as to whether applicable law has been violated.  In relation to the government investigations, after consideration of factors including publicly available information of recent resolutions of other FCPA issues, and following discussions with legal counsel, Titan has recorded as $3.0 million provision as of and for the year ended December 31, 2003, representing management’s estimate of potential liabilities related to this matter.  The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations and associated liabilities, if any, could be different from the amount currently estimated.

Other Proceedings

On January 23, 2004, Titan, together with its wholly owned subsidiaries, Titan Wireless, Inc. and Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California. The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment delivered was unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment that was delivered to Gonzales Communications. Titan believes that the claims of Gonzales Communications are without merit, and intends to defend its position vigorously.

Since September 2003, Titan has been named as a defendant in the following purported class action lawsuits each filed  on behalf of holders of common stock of SureBeam Corporation, a former subsidiary of Titan: (1) Bernd Bilstein, IRA v. SureBeam Corporation, et. al., filed in the U.S. District Court for the Southern District of New York on September 10, 2003; (2) Steven Morrow v. SureBeam Corporation, et. al., filed in the U.S. District Court for the Southern District of California on October 23, 2003; and (3) Gordon Reed v. Oberkfell, et. al, filed in the U.S. District Court for the Southern District of California on December 24, 2003. Both the Bilstein and Morrow complaints allege that Titan, as a “control person” of SureBeam within the meaning of the Securities Act, should be held liable for allegedly false and misleading statements contained in the prospectus issued in connection with SureBeam’s initial public offering in March 2001. SureBeam and certain investment banks serving as lead underwriters in SureBeam’s offering also were named as defendants in both the Bilstein and Morrow complaints. The Reed complaint alleges that Titan, as the then majority shareholder of SureBeam, breached fiduciary duties owed to the minority stockholders by, among other things, causing Surebeam to go public with false and misleading statements contained in the prospectus for SureBeam’s initial public offering, grossly mismanaging SureBeam to Titan’s benefit and by being unjustly enriched at the expense and detriment of SureBeam. SureBeam and certain officers and directors of SureBeam also were named as defendants in the Reed complaint. Dr. Ray and Susan Golding, two of Titan’s current directors, were named as defendants in the Bilstein and Reed complaints in their capacity as directors of SureBeam. The plaintiffs in the Bilstein, Morrow and Reed complaints seek unspecified statutory damages from Titan. Titan believes that the allegations contained in these complaints are without merit and intends to defend the claims vigorously.

 On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, and a former Titan Wireless employee in San Diego Superior Court in San Diego, California.  The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct.  The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless’s assets.  The court denied Perimex’s request for a preliminary injunction, sustained Titan’s and Titan Wireless’s demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint.  Perimex dismissed its complaint voluntarily without prejudice.  On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages.  Titan believes that Perimex’s claims are without merit and intends to defend our position vigorously.

In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts.  Titan has been informed that other companies who have performed such services have received subpoenas as well.  Titan is not aware of any illegal or inappropriate conduct, and has been and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA.  Titan also received a subpoena from the Office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA.  Titan is not aware of any illegal or inappropriate conduct, and is  fully cooperating with the government’s inquiries in these areas.

 Titan is involved in legal actions in the normal course of our business, including audits and investigations by various governmental agencies that result from our work as a defense contractor.  Titan and its subsidiaries are named as defendants in legal proceedings from time to time and third parties including the government, may assert claims against Titan from time to time.  In addition, Titan had acquired companies from time to time that have legal actions pending against them at the time of acquisition.

Based upon current information available, in the opinion of management, the amount of ultimate liability or recovery with respect to these other actions and proceedings is not expected to materially affect Titan’s consolidated financial position or results of operations taken as a whole.   However, Titan’s evaluation of the likely impact of these other actions and proceedings could change in the future, and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on Titan’s results of operations or cash flows in a future period.

Guarantees

Titan has guaranteed certain lease obligations of SureBeam, and SureBeam is obligated to reimburse Titan for any payments Titan makes under these guarantees.  Titan has also guaranteed certain loan payments related to

Hawaii Pride, a strategic partner of SureBeam. Refer to Note 5 for further discussion of Titan’s guarantees related to Hawaii Pride and SureBeam.

Note 13.  Cumulative Convertible Preferred Stock

Each share of $1.00 cumulative convertible preferred stock is entitled to a vote equal to one-third per common share, annual dividends of $1 per share and is convertible at any time into .781 share of Titan’s common stock (subject to customary anti-dilution adjustments).  Common stock of 536,413 shares has been reserved for this purpose.

On February 9, 2004, Titan announced that all outstanding shares of its cumulative convertible preferred stock will be redeemed, on March 15, 2004.  The redemption is being undertaken in anticipation of and as a condition to the close of the proposed merger with Lockheed Martin but is not contingent on the merger closing.  The convertible preferred shares are redeemable at Titan’s option at a redemption price of $20 per share, plus cumulative dividends in arrears.  Titan will redeem the shares using available cash balances.  Holders of the preferred stock will not be entitled to vote on the Lockheed Martin merger proposal because the shares will be redeemed prior to the special meeting of stockholders.  The preferred stock is listed on the New York Stock Exchange under the symbol “TTN_Pr” and closed at $19.85 per share on March 8, 2004.

Note 14.  Common Stock

At December 31, 2003, approximately 109,717,100 common shares were reserved for future issuance for conversion of preferred stock and securities, employee benefit and stock incentive plans.

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

The exchange of Titan options resulted in a non-cash deferred compensation charge of approximately $21.3 million in the third quarter of 2002, which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations.  Approximately $4.8 million and $2.0 million was amortized in 2003 and 2002, respectively.  Unamortized non-cash deferred compensation of $1.6 million will be amortized through 2005 as the options vest over time.

On July 26, 2001, Titan sold 8,048,685 shares of its common stock in a public offering, which included an over-allotment of 1,125,000 shares, at a price of $18.00 per share.  We received approximate aggregate proceeds from the offering of $137.6 million in July 2001, net of underwriters’ commissions.  Transaction expenses related to the offering were approximately $1.4 million.  In addition, certain Titan stockholders sold 576,315 shares, including 489,972 shares from the exercise of options, from which Titan received proceeds of $3.0 million.

On August 17, 1995, the Board of Directors adopted a Shareholder Rights Agreement and subsequently distributed one preferred stock purchase right (Right) for each outstanding share of Titan common stock.  Each Right entitles the registered holder to purchase from Titan one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the Preferred Shares) at a price of $42.00 per one one-hundredth of a Preferred Share, subject to adjustment.  The Rights become exercisable if a person or group acquires, in a transaction not approved by Titan’s Board of Directors (Board), 15% or more of Titan’s common stock or announces a tender offer for 15% or more of the stock.

If a person or group acquires 15% or more of Titan’s common stock, each Right (other than Rights held by the acquiring person or group which become void) will entitle the holder to receive upon exercise a number of shares of Titan’s common stock having a market value of twice the Right’s exercise price.  If Titan is acquired in a transaction not approved by the Board, each Right may be exercised for common shares of the acquiring company having a market value of twice the Right’s exercise price.  Titan may redeem the Rights at $.01 per Right, subject to certain conditions.  The Rights expire on August 17, 2005.

The Titan board adopted a resolution providing that Lockheed Martin’s acquisition of Titan will not trigger the exercisability of the Rights.

Options authorized for grant under the 2002 Employee and Director Stock Option and Incentive Plan (the 2002 Plan) and under the 2000 Employee and Director Stock Option Plan (the 2000 Plan) are 5,500,000 and 4,000,000, respectively.  Options authorized for grant under the Stock Option Plans of 1994 and 1997 are 2,000,000 and under The 1996 Directors’ Stock Option and Equity Participation Plan (the 1996 Directors’ Plan) are 125,000.  Grants in 1999 and the beginning of 2000 exceeded the remaining shares available under the stock option plans of 1994 and 1997.  The 2000 Plan was approved by Titan’s stockholders on May 30, 2000.  Under all plans, the options outstanding have been granted at prices that are equal to the market price of Titan’s stock on the date of grant.  Under the intrinsic value method prescribed by APB 25, no compensation cost is recorded.  However, the grants in 1999 that exceeded the shares available at that time were placed under the 2000 Plan after its approval by the stockholders.  Under the provisions of Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (an Interpretation of APB 25), the plan approval date becomes the grant date for purposes of comparison of market value to exercise price.  This resulted in deferred compensation related to these options of $15.6 million in 2000 based on the difference in market value at May 30, 2000, and the grant price.  This deferred compensation has been fully amortized to expense over the four-year vesting period of these options, including $2.4 million in 2003, $3.9 million in 2002 and $3.9 million in 2001, respectively.

Under the 2002 and 2000 Employee and Director plans, and previous employee plans, an option’s maximum term is ten years.  Under these plans, vested options expire 90 days after a grantee’s termination of employment or other relationship.  Under the 1996 Directors’ Plan, options expire 90 days after the option holder ceases to be a director.  Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees.  Employee options may be granted throughout the year; directors’ options are granted annually.  Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exercisable at the completion of one year, and monthly vesting thereafter.  For option grants prior to the 2000 Plan, vesting is monthly over 4 years.  Options in the Stock Option Plans of 1994 and 1997 and the 1996 Directors’ Plan vest in 25% increments beginning one year after the grant date.  Stock options assumed by Titan as a result of the mergers in prior years generally retain the terms under which they were granted.  Stock options assumed by The Titan Corporation as a result of the merger with Titan Systems Corporation discussed above retain the terms of the Titan Systems plans.

At the effective time of the proposed merger with Lockheed Martin, each outstanding option or right to purchase shares of Titan common stock will fully vest and become exercisable in accordance with the terms and conditions of the plan or agreement under which it was granted, except that it thereafter will represent the right to receive shares of Lockheed Martin common stock upon exercise.  After the effective time of the merger, the number of shares of Lockheed Martin common stock subject to each Titan stock option will be the number of shares of Titan common stock subject to such Titan stock option prior to the effective time of the merger multiplied by the exchange rate, and the exercise price of each stock option will be adjusted by dividing the per share exercise price under such Titan stock option by the exchange rate.

Titan elected to follow APB No. 25 and related interpretations in accounting for its stock options.  See Note 3 for a calculation of Titan’s pro forma net income and earnings per share under the fair value method pursuant to SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 73% in 2003, 73% in 2002, and 76% in 2001; and a risk free interest rate of 3.82% in 2003, 3.82% in 2002, and 4.38% in 2001.

A summary of the status of Titan’s fixed stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	11,006	$8.56	5,128	$14.45	4,972	$11.84
Granted	2,108	8.14	952	13.32	953	17.16
Adjustment for TSC merger	—	—	5,248	4.55	—	—
Adjustment for SureBeam spin-off	—	—	1,789	—	—	—
Exchanged in acquisitions	—	—	14	12.79	1,169	12.68
Exercised	(2,758)	5.57	(1,209)	6.92	(1,735)	7.07
Canceled	(708)	12.04	(916)	9.07	(231)	15.36
Outstanding at end of year	9,648	9.04	11,006	8.56	5,128	14.45
Options exercisable at year-end	6,190		6,957		2,863
Weighted-average fair value of options granted during the year	$5.08		$8.49		$12.15

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$1.04	—	$4.18	2,321,715	4.57 years	$1.97	2,298,891	$1.97
4.23	—	10.90	4,299,317	7.92 years	8.16	1,945,887	7.81
10.94	—	17.29	2,786,106	7.20 years	14.69	1,724,140	15.12
19.43	—	29.74	240,544	6.17 years	27.54	221,135	27.70
			9,647,682	6.86 years	9.04	6,190,053	8.39

As a result of the SureBeam spin-off, all Titan outstanding stock options under each of Titan’s stock option plans were adjusted such that the number of options was increased by a factor of 1.345 and the exercise price was decreased by dividing by 1.345.  This adjustment maintained the same aggregate intrinsic value of the stock options that existed prior to the spin-off compared to the aggregate intrinsic value of the stock options immediately after the transaction and ensured that the ratio of the exercise price per share to the market value per share was not reduced.  The adjustment was determined in accordance with the FASB’s Financial Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and resulted in no compensation charge.

Under the 2000 Employee Stock Purchase Plan, Titan is authorized to issue up to 1,500,000 shares of common stock to its full-time employees.  This plan replaced Titan’s 1995 Employee Stock Purchase Plan, which was authorized to issue 500,000 shares.  All employees of Titan are eligible to participate in the plan.  Under the terms of the plan, employees may elect to have between 1 and 15 percent of their regular earnings, as defined in the plan, withheld to purchase Titan’s common stock.  The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each offering period.  An offering period is six months, beginning January 1 and July 1 of each year.  Approximately 14%, 21%, and 24% of eligible employees participated in the Plan and purchased approximately 784,000, 655,100, and 476,100 shares of Titan’s common stock in 2003, 2002, and 2001, respectively.  During 2003 and 2002, grants of approximately 243,400 and 202,800 shares of Titan stock under the 2002 Employee and Director Stock Option and Incentive Plan were utilized to fulfill Titan’s funding requirement under this plan.  The weighted-average fair value of the purchase rights granted in 2003, 2002, and 2001 was $2.37, $3.73, and $5.09, respectively, which represents the approximate intrinsic value to the participants related to the benefits of participation in the plan as determined in accordance with SFAS 123.

At December 31, 2003, Titan also had warrants outstanding for 74,372 shares of the Titan’s common stock at prices ranging from $14.86 to $23.16 per share.

Note 15.  Related Party Transactions

Agreements With Executive Officers

Change in Control Agreements. In March 2000, Titan entered into executive agreements with Titan’s Chairman of the Board, President and Chief Executive Officer (hereinafter referred to as the CEO) and Titan’s General Counsel, which provide special benefits after a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions as they related to the change in control that would result from the proposed merger with Lockheed Martin.  Effective as of August 20, 2003, Titan also entered into an executive agreement with Titan’s Chief Financial Officer, which mirrors the executive agreement, as amended, for Titan’s General Counsel. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan (which will occur at the effective time of the proposed merger with Lockheed Martin) and (2) the executive is terminated by Titan (or, after the merger, by Lockheed Martin) other than for “Cause” (as defined in the agreements) or such executive terminates his employment for “Good Reason” (as defined in the agreements) within three years following such change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his “Highest Annual Bonus” (as defined in the agreements). Each executive will have a right under these agreements to resign for “Good Reason” at the effective time of the merger by virtue of the fact that Titan will cease to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive’s and his family’s welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive’s date of termination or, as applicable, the expiration of the executive’s continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full and will remain exercisable for the remainder of their original terms. Based on current compensation levels, the total estimated cost of the severance payments and continued welfare benefits payable to the CEO, Titan’s General Counsel and Titan’s Chief Financial Officer is, respectively, $5.5 million, $2.1 million and $2.0 million.  These estimates do not include any tax gross up payment which Titan (or, after the merger, Lockheed Martin) might be required to make pursuant to these agreements. Titan (or, after the merger, Lockheed Martin) will be obligated under these agreements to reimburse the CEO, Titan’s General Counsel and Titan’s Chief Financial Officer for all legal fees and all expenses which they incur in asserting or in defending their rights under these agreements.

Certain Relationships And Related Transactions

In conjunction with Titan’s exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless’s outstanding warranty obligations.  Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan.  Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million.  These fees are payable through mid 2004, the period over which Titan’s warranty obligations exist on its existing customer contracts.  The contract is cancelable by Titan under certain circumstances of non-performance by Geolutions.  In conjunction with Titan’s agreement with Geolutions, Titan assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions.  If Geolutions fails to perform these contracted obligations, Titan Wireless remains obligated to perform them and may incur costs in excess of these contracted amounts.

In March 2002, our Board of Directors adopted a stock option relinquishment program, the primary purpose of which was to align the interests of our directors and senior executives more closely with our stockholders’ interests by allowing directors and senior executives to participate in the appreciation in our equity value:

•                           without requiring our Directors and executive officers to trade shares of our common stock obtained through the exercise of options on the open market; and

•                           without the dilutive and potentially stock-price depressive effects associated with the exercise and subsequent sale of stock option shares.

The program also was intended to assist the participants with their individual financial planning.  Under the program, a participant was allowed to relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which was 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20 day trailing average of the daily high and low sales price of our common stock prior to relinquishment.  The loans bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan was made.  The loans were made contingent upon the participant’s utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity.

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

The amount of the stock options relinquished under the program do not reflect any adjustment as a result of the spin-off of our subsidiary SureBeam Corporation on August 5, 2002, since the relinquishment occurred before the date for said adjustment.  Titan has recorded interest income of $0.5 million to date related to the accrued interest on the outstanding loans due from the directors noted above.

As of the effective date of the Sarbanes-Oxley Act in July 2002, which precludes such loans to company officers and directors, the Stock Option and Relinquishment Plan was no longer available to our Directors and executive officers.

Prior to the spin-off of SureBeam Corporation, Titan and SureBeam entered into a number of agreements.  These agreements included a $50 million senior secured revolving credit line, Titan guarantees of certain lease obligations of SureBeam, sublease agreements with SureBeam, and a Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement.  In addition, Titan entered into other agreements including a license agreement and supply agreement.  Refer to Note 5 for further discussion of the terms of these agreements.

An officer of one of our operating units has a financial interest in a facility rented by the unit.  Total rent paid by the unit in 2003 related to this facility was $0.2 million.

Note 16.  Benefit Plans

Titan has various defined contribution benefit plans covering certain employees.  Titan’s contributions to these plans were $19.5 million, $14.6 million, and $12.6 million in 2003, 2002 and 2001, respectively.  No discretionary contributions were made in 2003, 2002, or 2001.

Titan has a non-qualified executive deferred compensation plan for certain officers and key employees.  Titan’s expense for this plan, including interest, was $1.9 million, $0.9 million, and $0.6 million in 2003, 2002, and 2001, respectively.  Interest expense for the years ended December 31, 2003, 2002, and 2001 includes $0.3 million, $0.6 million and $0.5 million, respectively, related to the plan.  This obligation has been fully funded and is carried in a Rabbi trust.  Included in other non-current liabilities is $15.6 million and $10.7 million related to this plan at December 31, 2003 and 2002, respectively.  Cash surrender value of the life insurance related to this plan was $15.8 million and $10.9 million included in Other Assets in the consolidated balance sheet at December 31, 2003 and 2002, respectively.  Titan also has performance bonus plans for certain of its employees.  Related expense amounted to approximately $21.9 million, $14.5 million, and $10.5 million in 2003, 2002, and 2001, respectively.

Titan has previously provided for postretirement benefit obligations of certain operations discontinued in prior years.  Titan also implemented a post retirement medical benefit plan for senior executives in 2000.  All values related to this plan are immaterial.  Titan has no other postretirement benefit or pension obligations for any of its continuing operations or for its recently discontinued businesses.

Note 17.  Guarantor Condensed Consolidating Financial Statements

On May 15, 2003, we sold $200 million aggregate principal amount of 8% senior subordinated notes in a private placement.  We used the net proceeds from our issuance of the 8% senior subordinated notes, plus borrowings of $50 million we made under our revolving credit facility and additional cash on hand, to redeem all of our then-outstanding 5 ¾% HIGH TIDES convertible preferred securities, effective June 4, 2003.

Following are consolidating condensed financial statements to quantify the financial position as of December 31, 2003, and 2002, and the operations and cash flows for the years ended December 31, 2003, 2002, and 2001, for the Guarantor Subisdiaries listed below and the Non-Guarantor Subsidiaries listed below.  The following consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for:

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

The Titan Corporation and Subsidiaries:  The Financial information for The Titan Corporation on a condensed consolidated basis.

The classification of operating entities within each of the columns is based on the legal status of the entity as of December 31, 2003.  Accordingly, certain legal entities that existed in prior years that had been merged into Titan as of December 31, 2003 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Year Ended December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$1,678,777	$67,598	$31,376	$(2,744)	$1,775,007

Cost and expenses:
Cost of revenues	1,398,467	55,335	27,365	(2,536)	1,478,631
Selling, general and administrative	146,779	11,582	5,558	—	163,919
Research and development	9,189	2,135	—	—	11,324
Impairment charge related to SureBeam	15,757	—	—	—	15,757
Merger related costs	2,247	—	—	—	2,247

Total costs and expenses	1,572,439	69,052	32,923	(2,536)	1,671,878

Operating profit (loss)	106,338	(1,454)	(1,547)	(208)	103,129
Interest expense	(34,459)	(89)	(26)	—	(34,574)
Interest income	2,315	4	7	—	2,326
Debt extinguishment costs	(12,423)	—	—	—	(12,423)
Loss on investments	(6,154)	—	—	—	(6,154)

Income (loss) from continuing operations before income taxes	55,617	(1,539)	(1,566)	(208)	52,304
Income tax provision (benefit)	23,692	(622)	(633)	(84)	22,353

Income (loss) from continuing operations	31,925	(917)	(933)	(124)	29,951
Loss from discontinued operations, net of taxes	(278)	239	(815)	—	(854)

Earnings (loss) before equity in losses of subsidiaries	31,647	(678)	(1,748)	(124)	29,097
Equity in losses of subsidiaries	(2,426)	—	—	2,426	—

Net earnings (loss)	$29,221	$(678)	$(1,748)	$2,302	$29,097

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Year Ended December 31, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$1,344,626	$22,258	$30,306	$(5,030)	$1,392,160

Cost and expenses:
Cost of revenues	1,097,936	17,073	18,586	(4,534)	1,129,061
Selling, general and administrative	164,623	7,472	7,464	—	179,559
Research and development	9,177	378	—	—	9,555
Exit and restructuring charges and other	41,642	—	11,675	—	53,317

Total costs and expenses	1,313,378	24,923	37,725	(4,534)	1,371,492

Operating profit (loss)	31,248	(2,665)	(7,419)	(496)	20,668
Interest expense	(32,552)	(110)	(2)	—	(32,664)
Interest income	1,708	—	—	—	1,708
Debt extinguishment costs	(9,435)	—	—	—	(9,435)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(9,031)	(2,775)	(7,421)	(496)	(19,723)
Income tax benefit	(975)	(666)	(4,783)	(55)	(6,479)

Loss from continuing operations before cumulative effect of change in accounting principle	(8,056)	(2,109)	(2,638)	(441)	(13,244)
Loss from discontinued operations, net of taxes	(16,678)	(157,480)	(43,948)	–	(218,106)

Loss before cumulative effect of change in accounting principle	(24,734)	(159,589)	(46,586)	(441)	(231,350)
Cumulative effect of change in accounting principle, net of tax benefit	(9,414)	–	(30,697)	–	(40,111)

Loss before equity in losses of subsidiaries	(34,148)	(159,589)	(77,283)	(441)	(271,461)
Equity in losses of subsidiaries	(236,872)	(35,972)	—	272,844	—

Net earnings (loss)	$(271,020)	$(195,561)	$(77,283)	$272,403	$(271,461)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Operations

For the Year Ended December 31, 2001

(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Revenues	$944,933	$13,702	$21,881	$(6,019)	$974,497

Cost and expenses:
Cost of revenues	741,187	6,335	12,511	(4,918)	755,115
Selling, general and administrative	136,261	4,863	14,664	(1,274)	154,514
Research and development	7,683	689	352	586	9,310
Acquisition and integration related charges and other	12,236	—	15,611	—	27,847

Total costs and expenses	897,367	11,887	43,138	(5,606)	946,786

Operating profit (loss)	47,566	1,815	(21,257)	(413)	27,711
Interest expense	(26,439)	(550)	(9,680)	—	(36,669)
Interest income	1,770	9	—	—	1,779

Income (loss) from continuing operations before income taxes and minority interests	22,897	1,274	(30,937)	(413)	(7,179)
Income tax provision (benefit)	10,020	471	(9,304)	(180)	1,007
,
Income (loss) from continuing operations before minority interests	12,877	803	(21,633)	(233)	(8,186)
Minority interests	4,636	93	—	—	4,729

Income (loss) from continuing operations	17,513	896	(21,633)	(233)	(3,457)
Income (loss) from discontinued operations, net of taxes	(85,305)	3.998	(13,850)	—	(95,157)

Income (loss) before equity in losses of subsidiaries	(67,792)	4,894	(35,483)	(233)	(98,614)
Equity in losses of subsidiaries	(30,589)	(3,525)	—	34,114	–

Net earnings (loss)	$(98,381)	$1,369	$(35,483)	$33,881	$(98,614)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets

Current Assets:
Cash and cash equivalents	$25,073	$(64)	$1,965	$—	$26,974
Accounts receivable-net	342,767	17,835	27,361	—	387,963
Inventories	20,217	2,352	6,836	—	29,405
Prepaid expenses and other	23,175	781	296	(208)	24,044
Deferred income taxes	91,272	—	—	—	91,272
Current assets of discontinued operations	—	46,584	8,185	—	54,769

Total current assets	502,504	67,488	44,643	(208)	614,427
Property and equipment, net	38,698	15,154	11,939	—	65,791
Goodwill	460,916	18,648	59	—	479,623
Other assets-net	59,672	8,336	5	—	68,013
Non-current assets of discontinued operations	62,781	—	—	—	62,781
Intercompany investments and advances-net	361,081	(195,438)	(165,643)	—	–

Total assets	$1,485,652	$(85,812)	$(108,997)	$(208)	$1,290,635
Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	77,777	10,604	2,902	—	91,283
Current portion of long-term debt	863	—	—	—	863
Accrued compensation and benefits	76,821	3,693	1,309	—	81,823
Other accrued liabilities	89,388	4,184	1,767	—	95,339
Current liabilities of discontinued operations	368	13,692	4,723	—	18,783

Total current liabilities	248,717	32,173	10,701	—	291,591

Long-term portion of amounts outstanding under line of credit	341,250	—	—	—	341,250
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	988	—	—	—	988
Other non-current liabilities	47,360	491	3,200	—	51,051
Non-current liabilities of discontinued operations	1,041	32,307	998	—	34,346
Stockholders’ equity (deficit)	646,296	(150,783)	(123,896)	(208)	371,409

Total liabilities and equity	$1,485,652	$(85,812)	$(108,997)	$(208)	$1,290,635

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2002

(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Assets

Current Assets:
Cash and cash equivalents	$33,390	$793	$(60)	$—	$34,123
Restricted cash	394	—	—	—	394
Accounts receivable- net	278,511	8,736	27,116	—	314,363
Inventories	24,901	1,854	4,525	—	31,280
Prepaid expenses and other	17,915	293	1,986	(753)	19,441
Deferred income taxes	108,046	—	—	—	108,046
Current assets of discontinued operations	661	93,145	10,065	—	103,871

Total current assets	463,818	104,821	43,632	(753)	611,518
Property and equipment, net	40,206	14,358	9,141	—	63,705
Goodwill	458,527	4,133	59	—	462,719
Other assets-net	98,505	1,393	5	—	99,903
Deferred income taxes	53,015	—	—	—	53,015
Non-current assets of discontinued operations	—	4,212	2,370	—	6,582
Intercompany investments and advances-net	329,178	(172,801)	(156,377)	—	–

Total assets	$1,443,249	$(43,884)	$(101,170)	$(753)	$1,297,442

Liabilities and Stockholders’ Equity

Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	65,740	5,747	9,889	—	81,376
Current portion of long-term debt	847	—	—	—	847
Accrued compensation and benefits	64,521	1,551	567	—	66,639
Other accrued liabilities	75,089	9,319	3,194	—	87,602
Current liabilities of discontinued operations	1,999	41,506	5,638	—	49,143

Total current liabilities	211,696	58,123	19,288	—	289,107

Long-term portion of amounts outstanding under line of credit	344,750	—	—	—	344,750
Other long-term debt	2,045	—	—	—	2,045
Other non-current liabilities	49,522	4,868	11	—	54,401
Non-current liabilities of discontinued operations	—	43,230	1,596	—	44,826
Company obligated mandatory redeemable convertible preferred securities of a subsidiary trust whose sole assets are senior subordinated convertible debentures of Titan	250,000	—	—	—	250,000
Stockholders’ equity (deficit)	585,236	(150,105)	(122,065)	(753)	312,313

Total liabilities and equity	$1,443,249	$(43,884)	$(101,170)	$(753)	$1,297,442

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Year Ended December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:

Income (loss) from continuing operations	$31,925	$(917)	$(933)	$(124)	$29,951
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	75,048	(15,905)	(10,741)	124	48,526

Net cash provided by (used for) continuing operations	106,973	(16,822)	(11,674)	—	78,477

Income (loss) from discontinued operations	(278)	239	(815)	—	(854)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(2,814)	6,663	(6,614)	—	(2,765)

Net cash provided by (used for) discontinued operations	(3,092)	6,902	(7,429)	—	(3,619)

Net cash provided by (used for) operating activities	103,881	(9,920)	(19,103)	—	74,858

Cash Flows from Investing Activities:

Capital expenditures	(10,943)	(3,097)	(64)	—	(14,104)
Acquisition of businesses, net of cash acquired	(1,840)	(12,249)	—	—	(14,089)
Other investments	(1,615)	—	—	—	(1,615)
Proceeds (payments) on intercompany investments and advances	(45,925)	24,622	21,303	—	—
Other	583	(20)	31	—	594

Net cash provided by (used for) investing activities	(59,740)	9,256	21,270	—	(29,214)

Cash Flows from Financing Activities:

Extinguishment of HIGH TIDES and other debt reductions	(254,541)	—	—	—	(254,541)
Issuance of senior subordinated notes and other debt additions	200,000	—	—	—	200,000
Deferred debt issuance costs	(8,924)	—	—	—	(8,924)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Proceeds from stock issuances	15,491	—	—	—	15,491
Dividends paid	(688)	—	—	—	(688)
Decrease in restricted cash	394	—	—	—	394
Other	162	(193)	(59)	—	(90)

Net cash used for financing activities	(52,458)	(193)	(59)	—	(52,710)

Effect of exchange rate changes on cash	—	—	(83)	—	(83)

Net increase (decrease) in cash and cash equivalents	(8,317)	(857)	2,025	—	(7,149)
Cash and cash equivalents at beginning of year	33,390	793	(60)	—	34,123

Cash and cash equivalents at end of year	$25,073	$(64)	$1,965	$—	$26,974

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Cash Flows

For the Year Ended December 31, 2002

(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:

Loss from continuing operations	$(8,056)	$(2,109)	$(2,638)	$(441)	$(13,244)
Adjustments to reconcile loss from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	141,144	30,661	(3,285)	441	168,961

Net cash provided by (used for) continuing operations	133,088	28,552	(5,923)	—	155,717

Loss from discontinued operations	(16,678)	(157,480)	(43,948)	—	(218,106)
Adjustments to reconcile loss from discontinued operations to cash used for discontinued operations	(80,325)	126,480	37,557	—	83,714

Net cash used for discontinued operations	(97,003)	(30,998)	(6,391)	—	(134,392)

Net cash provided by (used for) operating activities	36,085	(2,446)	(12,314)	—	21,325

Cash Flows from Investing Activities:

Capital expenditures	(13,760)	(4,054)	(8,188)	—	(26,002)
Acquisition of businesses, net of cash acquired	27,237	172	—	—	27,409
Capitalized software development costs	—	(1,341)	(245)	—	(1,586)
Proceeds from sales of investments	6,917	—	—	—	6,917
Advances to SureBeam on line of credit	(25,000)	—	—	—	(25,000)
Other investments	(6,851)	—	—	—	(6,851)
Proceeds (payments) on intercompany investments and advances	(27,319)	9,328	17,991	—	–
Other	4,307	(46)	3,333	—	7,594

Net cash provided by (used for) investing activities	(34,469)	4,059	12,891	—	(17,519)

Cash Flows from Financing Activities:

Additions to debt	18,250	—	—	—	18,250
Retirements of debt	(4,177)	(470)	—	—	(4,647)
Deferred debt issuance costs	(8,908)	—	—	—	(8,908)
Proceeds from stock issuances	8,566	—	—	—	8,566
Issuance of stock in subsidiaries	15	4	—	—	19
Dividends paid	(689)	—	—	—	(689)
Increase in restricted cash	(394)	—	—	—	(394)
Other	139	(187)	(193)	—	(241)

Net cash provided by (used for) financing activities	12,802	(653)	(193)	—	11,956

Effect of exchange rate changes on cash	—	(220)	(40)	—	(260)

Net increase in cash and cash equivalents	14,418	740	344	—	15,502
Cash and cash equivalents at beginning of year	18,972	53	(404)	—	18,621

Cash and cash equivalents at end of year	$33,390	$793	$(60)	$—	$34,123

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Year Ended December 31, 2001
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries

Cash Flows from Operating Activities:

Income (loss) from continuing operations	$17,513	$896	$(21,633)	$(233)	$(3,457)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	4,503	(917)	9,980	233	13,799

Net cash provided by (used for) continuing operations	22,016	(21)	(11,653)	—	10,342

Income (loss) from discontinued operations	(85,305)	3,998	(13,850)	—	(95,157)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	75,109	(75,375)	(18,926)	—	(19,192)

Net cash used for discontinued operations	(10,196)	(71,377)	(32,776)	—	(114,349)

Net cash used for operating activities	11,820	(71,398)	(44,429)	—	(104,007)

Cash Flows from Investing Activities:

Capital expenditures	(10,393)	(1,339)	(2,505)	—	(14,237)
Acquisition of businesses, net of cash acquired	(34,171)	—	—	—	(34,171)
Capitalized software development costs	4	(8)	—	—	(4)
Proceeds from sales of investments	3,217	—	—	—	3,217
Other investments	(12,546)	—	—	—	(12,546)
Proceeds (payments) on intercompany investments and advances	(117,594)	72,897	44,697		—
Other	238	(149)	(295)	—	(206)

Net cash provided by (used for) investing activities	(171,245)	71,401	41,897	—	(57,947)

Cash Flows from Financing Activities:

Additions to debt	66,875	—	—	—	66,875
Retirements of debt	(38,100)	—	—	—	(38,100)
Deferred debt issuance costs	(1,600)	—	—	—	(1,600)
Proceeds from stock issuances	147,579	—	—	—	147,579
Issuance of stock in subsidiaries	20	—	22	—	42
Dividends paid	(690)	—	—	—	(690)
Other	2	—	—	—	2
— —
Net cash provided by financing activities	174,086	—	22	—	174,108

Effect of exchange rate changes on cash	—	48	(28)	—	20

Net increase (decrease) in cash and cash equivalents	14,661	51	(2,538)	—	12,174
Cash and cash equivalents at beginning of year	4,311	2	2,134	—	6,447

Cash and cash equivalents at end of year	$18,972	$53	$(404)	$—	$18,621

Note 18.  Unaudited Quarterly Financial Data

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$377,880	$437,680	$471,854	$487,593	$1,775,007
Gross profit	62,604	72,392	75,657	85,723	296,376
Income from continuing operations	7,939	5,083	14,987	1,942	29,951

Net income	7,001	5,865	15,177	1,054	29,097

Basic earnings per share:
Income from continuing operations	$0.10	$0.06	$0.18	$0.02	$0.37
Net income	0.09	0.07	0.18	0.01	0.36

Diluted earnings per share:
Income from continuing operations	0.10	0.06	0.18	0.02	0.35
Net income	0.09	0.07	0.18	0.01	0.34

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$314,348	$345,631	$352,819	$379,362	$1,392,160
Gross profit	60,923	68,872	65,842	67,462	263,099
Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,913	4,754	(33,516)	7,605	(13,244)
Net loss	(33,624)	(17,175)	(225,298)	(772)	(271,461)

Basic earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.11	$0.06	$(0.43)	$0.10	$(0.18)
Net loss	(0.48)	(0.15)	(2.89)	(0.01)	(3.58)

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	0.11	0.05	(0.43)	0.09	(0.18)
Net loss	(0.47)	(0.16)	(2.89)	(0.01)	(3.58)

The above financial information for each quarter reflects all normal and recurring adjustments.

Income from continuing operations and net income in 2003 include an estimated impairment charge of $15.8 million related to Titan’s former subsidiary, SureBeam Corporation, debt extinguishment charges of $12.4 million and a loss on investments of $6.2 million.  Net income in 2003 also includes a net loss from discontinued operations of $0.9 million.

Income from continuing operations and net loss for 2002 include exit and restructuring charges and other of $53.3 million and debt extinguishment charges of $9.4 million.  Net loss for 2002 includes a loss from discontinued operations of $218.1 million.  The loss from continuing operations includes all costs previously related to the Cayenta headquarters and network operations center, which supported sales, marketing, administrative and operational functions of all previously integrated Cayenta operations.  The headquarters and network operations center were eliminated on March 1, 2002 when certain of the components of Cayenta were discontinued.  Certain of these costs were previously included in the loss from discontinued operations for the interim period for the first quarter of 2002, as  filed in the  Company’s  Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.  These headquarters and network operations costs of approximately $17.1 million, which includes an impairment charge of $14.9 million for certain assets of the network operations center and corporate headquarters of Cayenta, have now been reclassified to continuing operations in the presentation above.

Item 9.  Change In and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required by Item 9.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of December 31, 2003.

Changes in internal controls.

Our management, including our Chief Executive Officer and Chief Ffinancial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.  That evaluation did not identify any such changes to our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required by Item 10 with respect to the directors and the executive officers of the Company will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated herein by this reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

The information regarding the Company’s audit committee members and audit committee financial experts will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated by reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

The information regarding the Company’s code of ethics that applies to the chief executive offer, chief financial officer, principal accounting officer and controller will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated by reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated herein by this reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated herein by this reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated herein by this reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 will be filed by amendment not later than April 29, 2004 or, if filed by April 29, 2004, will be incorporated by this reference to Titan’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1 and 2. Financial Statements being filed as part of this report are listed in the index in Item 8, on page.

(b)	During the three months ended December 31, 2003, and through the date of this filing, the Company filed the following reports on Form 8-K:

(1)

Current Report on Form 8-K dated October 23, 2003, to furnish Regulation FD disclosure pursuant to “Item 12. Results of Operations and Financial Condition” in accordance with the Securities and Exchange Commission’s Releases Nos. 33-8216 and 34-47583.

(2)

Current Report on Form 8-K dated February 11, 2004, and filed on February 17, 2004, to furnish disclosure pursuant to “Item 11. Executive Compensation” concerning the temporary suspension of trading under Registrant’s Employee Benefit Plans.

(3)

Current Report on Form 8-K dated February 13, 2004, to furnish disclosure pursuant to “Item 5. Other Events and Required FD Disclosure” regarding the Company’s announcement that the U.S. Securities and Exchange Commission had commenced an investigation into whether payments made pursuant to certain agreements between Titan and international consultants were made in violation of applicable law.

(4)

Current Report on Form 8-K dated February 23, 2004, to furnish Regulation FD disclosure pursuant to “Item 12. Results of Operations and Financial Condition” in accordance with the Securities and Exchange Commission’s Releases Nos. 33-8216 and 34-47583.

(c)	Exhibits.

Exhibit Index

Exhibit No.	Description	Page No.
2.1

Agreement and Plan of Merger, dated as of September 15, 2003, by and among Lockheed Martin Corporation, LMC Sub One, Inc. and The Titan Corporation, which was Exhibit 2.1 to Titan Corporation’s Form 8-K dated September 17, 2003, is incorporated herein by this reference.

*

3.1

Registrant’s Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant’s Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference.  Registrant’s Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant’s 1987 Annual Report on Form 10-K is incorporated herein by this reference.  Registrant’s Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant’s 1987 Annual Report on Form 10-K is incorporated herein by this reference.

*

3.2	Registrant’s Bylaws, which were Exhibit 3.3 to Registrant’s 1999 Annual Report on Form 10-K, are incorporated herein by this reference.	*

3.3	Amendments to Bylaws of Registrant, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*

4.1

Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant’s Form 8-A dated September 5, 1995, is incorporated herein by this reference.

*

4.2

Indenture dated as of May 15, 2003 among The Titan Corporation, as issuer of 8% Senior Subordinated Notes due 2011, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, which was Exhibit 4.1 to Registration Statement of Form S-4 (SEC File No. 33-106911), filed by the Registrant on July 9, 2003, incorporated herein by this reference.

*

4.3

First Supplemental Indenture Dated February 25, 2004, among The Titan Corporation, Duetsche Bank Trust Company Americas, LMC, LLC One, LLC and Lockheed Martin Corporation, which was Exhibit 4.3 to Post-Effective Amendment No. 2 to a Registration Statement on Form S-4 (SEC File No. 333-106911-15) filed by the Registrant on February 9, 2004, incorporated herein by this reference.

4.4

Registration Rights Agreement dated as of May 15, 2003 by and among The Titan Corporation, the Guarantors named therein and Credit Suisse First Boston LLC, Goldman, Sachs & Co., and Wachovia Securities, Inc., which was Exhibit 4.8 to Registration Statement on Form S-4 filed by the Registrant on July 9, 2003, incorporated herein by this reference.

*

10.1

1992 Directors’ Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant’s 1992 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.2	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant’s 1993 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.3	Amendment to Stock Option Plan Of 1994, which was Exhibit 10.3 to Registrant’s 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.4	1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant’s Form S-8 dated December 18, 1995, is incorporated herein by this reference.	*

10.5

Executive Severance Plan entered into by the Registrant with Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant’s Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.

*

10.6

1996 Directors’ Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant’s 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.7	Stock Option Plan of 1997, which was filed in the Registrant’s 1997 Definitive Proxy Statement as Appendix A, is incorporated herein by this reference.	*

10.8	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to Registrant’s 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*

10.9	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant’s Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*

10.10

The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant’s Form S-8 (No. 333-41140) dated July 11, 2000, is incorporated herein by this reference.

*

10.11	The Titan Corporation 2002 Employee Stock Purchase Plan, which was Exhibit 99.2 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.	*

10.12

The Titan Corporation 2002 Employee and Director Stock Option and Incentive Plan, which was Exhibit 99.1 to Registrant’s Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.

*

10.13

Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant’s Form 8-K dated July 11, 1991, is incorporated herein by this reference.

*

10.14

Agreement of Lease by and between NBP 220, LLC and The Titan Corporation (“220 National Business Parl”), dated March 31, 2003, including all exhibits and attachments, which was filed as Exhibit 10.1 to Registrant’s Quarterly Report on form 10-Q dated May 15, 2003, is incorporated herein by this reference.

*

10.15

Deed of Lease dated April 1, 2003, by and between Two Freedom Square, L.L.C. and The Titan Corporation, including all exhibits and attachments, which was filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.

*

10.16

Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant’s 1995 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.17

Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant’s 1996 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.18

Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.19

Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank – California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 23, 2002, and filed June 21, 2002 is incorporated herein by this reference.

*

10.20

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

10.21

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

*

10.23

Amendment to Senior Secured Credit Agreement dated as of May 7, 2003, among The Titan Corporation, as the Borrower, various financial institutions form time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank—California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents.

10.24

License Agreement dated October 17, 2001, between SB OperatingCo, Inc. and The Titan Corporation, which was Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.

*

10.25

The Titan Corporation Deferred Compensation Plan, Master Plan Document effective January 1, 2002, which was Exhibit 10.54 to Registrant’s 2001 Annual Report on Form 10-K, is incorporated herein by this reference.

*

10.26	Amendment to The Titan Corporation Deferred Compensation Plan effective July 1, 2002.

10.27	Amendment to The Titan Corporation Deferred Compensation Plan effective November 18, 2003.

10.28

Executive Severance Plan enetered into by the Company with Gene W. Ray and Nicholas J. Costanza, which was filed as Exhibit 10.15 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.

10.29

Amendment to Executive Agreement by and between The Titan Corporation and Dr. Gene W. Ray dated September 14, 2003, which was filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.

*

10.30

Amendment to Executive Agreement by and between The Titan Corporation and Nicholas J. Costanza dated 14, 2003, which was filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.

*

10.31

Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delware corporation, and Dr. Gene W. Ray, which was filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.

*

10.32

Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delware corporation, and Nicholas J. Costanza, which was filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.

*

10.33

Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delware corporation, and Mark W. Sopp, which was filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.

*

10.34

Executive agreement dated August 20, 2003, by and between The Titan Corporation and Mark W. Sopp, which was filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.

*

10.35

Settlement Agreement dated as of March 5, 2004 by and between The Titan Corporation and Richard Kipperman solely in his capacity as the Chapter 7 trustee for SureBeam Corporation and for SB Operating Co, LLC.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Registrant as of March 8, 2004.

23	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION

March 9, 2004	By:	/s/ GENE W. RAY
Gene W. Ray, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

We, the undersigned directors and officers of The Titan Corporation, do hereby constitute and appoint Mark W. Sopp, our true and lawful attorney and agent, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, and any rules, regulations, and requirements of the securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE W. RAY	Chief Executive Officer and	March 9, 2004
Gene W. Ray	Chairman of the Board

/s/ MARK W. SOPP	Senior Vice President and	March 9, 2004
Mark W. Sopp	Chief Financial Officer
(Principal Financial Officer)

/s/ DEANNA H. LUND	Vice President, Corporate Controller	March 9, 2004
Deanna H. Lund	(Principal Accounting Officer)

/s/ MICHAEL B. ALEXANDER	Director	March 9, 2004
Michael B. Alexander

/s/ EDWARD H. BERSOFF, Ph.D.	Director	March 9, 2004
Edward H. Bersoff, Ph.D.

/s/ JOSEPH F. CALIGIURI	Director	March 9, 2004
Joseph F. Caligiuri

/s/ PETER A. COHEN	Director	March 9, 2004
Peter A. Cohen

/s/ DANIEL J. FINK	Director	March 9, 2004
Daniel J. Fink

/s/ SUSAN GOLDING	Director	March 9, 2004
Susan Golding

/s/ ROBERT M. HANISEE	Director	March 9, 2004
Robert M. Hanisee

/s/ ROBERT E. LA BLANC	Director	March 9, 2004
Robert E. La Blanc

/s/ JAMES ROTH	Director	March 9, 2004
James Roth

/s/ JOSEPH R. WRIGHT, JR.	Director	March 9, 2004
Joseph R. Wright, Jr.

THE TITAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002, and 2001

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(a)	Charged to Other Accounts	Deductions	Balance at end of year

2003:
Accrued exit charges	$37,761	$—	$—	$9,833	$27,928
Allowance for doubtful accounts	6,778	1,816	263	4,757	3,574
Accrual for estimated losses for discontinued operations	266	—	—	266	—

2002:
Accrued exit charges	$—	$53,317	$—	$15,556	$37,761
Accrued merger and integration costs	1,298	—	—	1,298	—
Allowance for doubtful accounts	7,750	1,582	—	2,554	6,778
Accrual for estimated losses for discontinued operations	17,004	11,014	—	27,752	266

2001:
Accrued merger and integration costs	$3,846	$27,847	$—	$30,395	$1,298
Allowance for doubtful accounts	3,719	7,531	—	3,500	7,750
Accrual for estimated losses for discontinued operations	—	35,413	—	18,409	17,004

(a)                                  Includes $117 and $4,334 added through acquisitions in 2002 and 2001, respectively.

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