Form 10-K/A
period 2003-12-31
TITAN CORP
filed 2004-04-29
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
-OR-
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6035

THE TITAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2588754 (IRS Employer Identification No.)
3033 Science Park Road San Diego, California 92121-1199 (Address of principal executive offices, zip code)
Registrant's telephone number, including area code: (858) 552-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter: $794,342,426.

        Number of shares of Common Stock outstanding as of April 19, 2004 was: 83,795,452.

Documents Incorporated By Reference:

        NONE

EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K is being filed solely for the purpose of presenting information required by Part III of Form 10-K and the Exhibit Index required by Item 15(c) of Form 10-K. In light of our proposed merger with Lockheed Martin Corporation, we do not intend to hold a 2004 annual meeting of stockholders at which directors will be elected. As a result, as noted in our Form 10-K when it was originally filed in March 2004, this information is being presented in this Amendment No. 1 in lieu of being incorporated by reference into our Form 10-K through a definitive proxy statement relating to an annual meeting.

PART III

Item 10. Directors and Executive Officers of the Company

Directors

Michael B. Alexander	Director since 2000 Nominating and Corporate Governance Committee

        Mr. Alexander, 53, is a founding partner and the Managing Partner of Echo Bridge Entertainment, LLC, an independent film distribution company formed in 2003 that acquires existing motion pictures for distribution in theatrical, home video, television, and satellite markets throughout the world. He was formerly the Chairman and Chief Executive Officer of AverStar, Inc. and its predecessor, Intermetrics, Inc., from 1995 until it was acquired by us in June 2000. Mr. Alexander also serves on the Board of Trustees of Bloomfield College.

Edward H. Bersoff, Ph.D.	Director since 2002 Nominating and Corporate Governance Committee

        Dr. Bersoff, 61, is the founder of Greenwich Associates, LLC, a consulting firm, which was formed in 2003 to serve the business needs of companies experiencing rapid growth or companies desiring to grow more rapidly. From November 2002 to June 2003, he was the managing director of Quarterdeck Investment Partners, LLC, an investment banking firm dedicated to the aerospace, defense, information technology, government services and space marketplaces. In August 2000, he was among the founders of Re-route Corporation, an e-mail forwarding service company that catered to consumer and commercial clients where he served as Chairman and Chief Executive Officer until October 2002. Dr. Bersoff served as Chairman, Chief Executive Officer, President and founder of BTG, Inc. from February 1982 until it was acquired by us in November 2001. He is also director of EFJ, Inc. and Fargo Electronics, Inc.

Joseph F. Caligiuri	Director since 1984 Compensation, Stock Option and Pension Committee

        Mr. Caligiuri, 76, is retired from Litton Industries, Inc., a diversified manufacturing and services company, where he held a number of executive management positions from 1969 to 1993, including Executive Vice President from September 1981 to April 1993.

Peter A. Cohen	Director since 2002 Audit Committee

        Mr. Cohen, 57, is a founding and managing partner of Ramius Capital Group, LLC, a private investment management and merchant banking firm formed in 1994. Prior thereto, he formed Republic New York Securities, an investment management firm in 1991 and was employed by Shearson Lehman Brothers, an investment banking firm, from 1978 to 1991. At Shearson, Mr. Cohen held a number of executive positions, including President and Chief Operating Officer from 1981 through 1990, and Chairman and Chief Executive Officer from 1983 to 1990. He is also a Director of Kroll, Inc., Portfolio Recovery Associates, The Mount Sinai-NYU Medical Center & Health System, and Scientific Games Corporation.

Daniel J. Fink	Director since 1985 Audit Committee

        Mr. Fink, 77, has been President of D.J. Fink Associates, Inc., a management-consulting firm, since 1982. Prior thereto, he was employed by General Electric Company from 1967 to 1982, where he held a number of executive management positions, including Senior Vice President, Corporate Planning and Development. He is also a director of Orbital Sciences Corporation.

Susan Golding	Director since 2001 Audit Committee Nominating and Corporate Governance Committee

        Ms. Golding, 58, is the founder, President and CEO of The Golding Group, a management consulting firm, established in February 2001. Prior thereto, she was elected to two consecutive terms as Mayor of San Diego from 1992 to 2000. Prior to serving as Mayor, she chaired the San Diego County Board of Supervisors, served as Deputy Secretary of Business, Transportation and Housing for the State of California and was a member of the San Diego City Council. She is also a director of Avanir Pharmaceuticals.

Robert M. Hanisee	Director since 1998 Audit Committee Chairman

        Mr. Hanisee, 65, is semi-retired from TCW Group where he is currently Chief Investment Officer in the Private Client Services Group. He managed the TCW Convertible Securities Group from 1992 to 1998, and had been Portfolio Manager for the Global Telecom Trust, a telecom sector investment fund marketed through Dean Witter, from September 1996 to October 1998. Mr. Hanisee was a founding partner of Amdec Securities, an investment management firm, and later was President of Seidler Amdec Securities. Mr. Hanisee is also a director of EDO Corporation and Orbital Sciences Corporation.

Robert E. La Blanc	Director since 1996 Compensation, Stock Option and Pension Committee Chairman

        Mr. La Blanc, 70, is the President and founder of Robert E. La Blanc Associates, a financial and technical consulting firm formed in 1981. From 1979 to 1981 he was Vice Chairman of Continental Telecom, Inc., a nationwide telecommunications service provider. Prior thereto, he was a General Partner with Salomon Brothers, an investment banking firm, from 1969 to 1979. Mr. La Blanc is also a director of Computer Associates International, Inc., Fibernet Telecom Group, Inc., Storage Technology Corporation, Charter Semiconductor Manufacturing, Ltd. and two clusters of Prudential Mutual Funds.

Gene W. Ray, Ph.D.	Director since 1981 Chairman

        Dr. Ray, 65, was a co-founder of Titan Systems, Inc., the parent of which merged into The Titan Corporation in 1985. He served as a Director, Chief Executive Officer and President of Titan Systems from its inception in 1981 until the merger in 1985. He has been our Chairman of the Board of Directors since May 1999 and our Chief Executive Officer since the merger. Dr. Ray also served as our President until May 2002 and was re-elected as our President in February 2003.

James Roth	Director since 1998 Compensation, Stock Option and Pension Committee Nominating and Corporate Governance Committee

        Mr. Roth, 67, is retired from GRC International, Inc., a provider of advanced engineering and scientific technologies, where he held key executive management positions from July 1974 to June 1996, retiring as President and Chief Executive Officer and serving on the board of directors from

January 1992 to November 1998. Mr. Roth is also a director of Digimarc Corporation, EDO Corporation and ViroTech Corporation.

Joseph R. Wright, Jr.	Director since 2000 Nominating and Corporate Governance Committee Chairman

        Mr. Wright, 65, has been CEO of PanAmSat Corporation since August 2001 and is the Vice Chairman and a director of Terramark Worldwide, Inc. Mr. Wright was also the President of Terramark from March 2000 until August 2001. He was the Chairman of GRC International, Inc., a provider of advanced engineering and scientific technologies, from 1996 to March 2000 and Chairman and Chief Executive Officer of AmTec, Inc., an international telecommunications company, from 1995 to May 2000. From 1989 to 1994, he was Executive Vice President and Vice Chairman of W.R. Grace & Co. Mr. Wright is also a director of Fairmarket, Inc., MusicMaker and Verso Technologies.

Management

        Our executive officers and their respective positions are set forth in the following table. Biographical information of each executive officer who is not a Director is set forth following the table. Dr. Ray's biography is included with those of the other members of the Board of Directors. There are no family relationships between any Director or executive officer and any other Director or executive officer of Titan. Executive officers serve at the discretion of our Board of Directors.

Executive Officers

Name	Position	Age	Year in Which He/She Became Officer
Gene W. Ray, Ph.D.	Chairman of the Board, Chief Executive Officer and President	65	1981
Nicholas J. Costanza	Senior Vice President, General Counsel and Secretary	48	1999
Mark W. Sopp	Senior Vice President, Chief Financial Officer and Treasurer	38	2001
Paul W. Sullivan	Senior Vice President, Business Development	48	2002
Allen D. Branch	Senior Vice President and President, Maritime and Intelligence Sector	64	2002
Thomas J. Brennan	Senior Vice President and President, Sea and Air Sector	64	2002
Lawrence J. Delaney, Ph.D.	Senior Vice President and President, Advanced Systems Development Sector	68	2003
A. Anton (Tony) Frederickson	Senior Vice President and President, Applied Technologies Sector	48	2002
Ronald B. Gorda	Senior Vice President and President, Information Products Sector	49	2002
Robert J. Osterloh	Senior Vice President and President, Systems Integration Sector	59	2002
Earl A. Pontius	Senior Vice President and President, Technical Resources Sector	67	2002
Leslie A. Rose	Senior Vice President and President, Enterprise Support Services Sector	56	2002
Robert J. Whalen	Senior Vice President and Chairman, Advanced Systems Development Sector	73	2003
Brian J. Clark	Vice President, and Corporate Controller	33	2001
Philip J. DeVera	Vice President, Internal Audit	55	2002
John H. Dressendorfer	Vice President, Government Relations	63	2000
Mary Jo Potts	Vice President, Human Resources and Administration	50	2000
Ralph R. Williams	Vice President, Corporate Communications	59	1999

        The term of office of each executive officer is until his or her respective successor is elected and has been qualified, or until his or her earlier death, resignation or removal. Historically, the Board of Directors has elected officers annually at its first meeting following the Annual Meeting of Stockholders.

        Mr. Costanza has been our Senior Vice President, General Counsel and Secretary since August 1999. Mr. Costanza served in several legal and other senior executive roles, including General Counsel from 1982 through 1998 and most recently as Vice President, Chief Administrative Officer, General Counsel and Secretary of Exide Electronics Group, Inc., a high technology public company from 1980 through 1998. Thereafter and before joining Titan, Mr. Costanza was Executive Vice President, General Counsel and Secretary of Enfinity Corporation, an energy and indoor environmental systems and services industry consolidation company that filed for an initial public offering in 1998.

        Mr. Sopp has been our Senior Vice President, Chief Financial Officer and Treasurer since April 2001. Prior thereto he was a Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of ours, since 1998. From 1991 to 1998 he was Director/International Controller at Taylor Made Golf Company.

        Mr. Sullivan has been our Senior Vice President of Business Development since September 25, 2002. Prior thereto, Mr. Sullivan had been Senior Vice President of Business Development for Titan Systems since April 2002. From December 1999 to April 2002, he was Senior Vice President of Business Development for BTG, Inc., which Titan acquired in November 2001. Before Joining BTG, Inc., Mr. Sullivan had been the Director of Business Development for Raytheon's Strategic Systems Business Unit since June of 1993. Prior to joining Raytheon, Mr. Sullivan served 23 years as a Naval Officer.

        Mr. Branch has been our Senior Vice President and President of our Maritime and Intelligence Sector since September 25, 2002. Prior thereto, Mr. Branch had been a Senior Vice President and the President and General Manager of the Solutions and Engineering Division of Titan Systems since June 2000 and General Manager of Delfin Systems since October 1998. Mr. Branch served as President and General Manager of Delfin Systems, until it was acquired by Titan in October 1998. From 1983 through 1984, Mr. Branch was a Communication Engineer for Lockheed Space and Missile Company.

        Mr. Brennan has been our Senior Vice President and President of our Sea and Air Sector since September 25, 2002. Prior thereto, Mr. Brennan had been President of the Aviation Engineering Group of Titan Systems since January 2001. Prior thereto, Mr. Brennan had held various positions with Advanced Communication Systems, Inc., which Titan acquired in February 2000, serving as Vice President of its Aerospace Division from February 1998 to June 1999. From May 1996 to February 1998, Mr. Brennan was the Vice President for Air Force and Army Aviation Programs for SEMCOR, Inc., which was acquired by Advanced Communication Systems, Inc. in June 1999.

        Dr. Delaney was elected our Senior Vice President and President of our Advanced Systems Development Sector on February 26, 2003. Prior to joining Titan, Dr. Delaney was Chairman of the Board, CEO and President of Areté Associates, an advanced science and engineering company contributing to national security and competitiveness. He was sworn in as Assistant Secretary of the Air Force (Acquisition) in 1999 and completed his public service on July 31, 2001, as Acting Undersecretary of the Air Force. He also held the position of Chief Information Officer of the Air Force from January 20, 2001 until June 1, 2001, and held the position of Acting Secretary of the Air Force. Previously, Dr. Delaney was President, Delaney Group, Inc. a technical and business consulting firm he founded in 1997.

        Mr. Frederickson has been our Senior Vice President and President of our Applied Technologies Sector since September 25, 2002. Prior thereto, Mr. Frederickson had been President and General Manager of the Applied Technologies Sector of Titan Systems since January 1998. Prior thereto he had been the General Manager of the Titan Research and Technology Division. From October 1989 to October 1995, Mr. Frederickson held various management positions in the Department of Defense's Defense Nuclear Agency. He began his career in various technical positions with California Research and Technology, which was acquired by Titan in 1986.

        Mr. Gorda has been our Senior Vice President and President of our Information Products Sector since September 25, 2002. Prior thereto, Mr. Gorda had been President of the Information Products Group of Titan Systems since June 2000. Mr. Gorda had been a Senior Vice President of Titan since February 1995 and Chief Operating Officer of Linkabit Wireless, Inc., since September 1997. He served as President of the Linkabit division of Titan from June 1993 to September 1997. From May 1994 to February 1995 he was a Vice President of Titan. From August 1991 to June 1993 he served as Senior Vice President of the SATCOM Systems business unit of the Linkabit division.

        Mr. Osterloh has been our Senior Vice President and President of our Systems Integration Sector since September 25, 2002. From November 2001 to September 2002, he was President of the Defense Intelligence Systems Group of Titan Systems. Mr. Osterloh joined BTG in 1994 as Vice President of Strategic Planning. He was promoted to Senior Vice President in 1998, and then President in 2001. Prior to joining BTG, he served 28 years in the U. S. Air Force, including key leadership positions supporting information operations, electronic warfare and flying operations and retiring as Commander of the Air Force Information Warfare Center.

        Mr. Pontius has been our Senior Vice President and President of our Technical Resources Sector since September 25, 2002. Prior thereto, Mr. Pontius had been Senior Vice President of Titan Systems since June 2000 and President and General Manager of the Technical Resources Sector of Titan Systems since June 1998. Mr. Pontius had been President of Horizons Technology, Inc. from 1996 through its acquisition by Titan in June 1998.

        Mr. Rose has been our Senior Vice President and President of our Enterprise Support Services Sector since December 17, 2002. He joined Titan through Titan's acquisition of BTG, Inc. in 2001, where he had been Senior Vice President of the Applied Engineering Solutions Group since 1999. Prior thereto he was Senior Vice President of Delta Research division of BTG, Inc. from 1994 to 1999. He completed a successful 20-year career as an officer in the U.S. Army Corps of Engineers serving in a wide variety of engineering positions.

        Mr. Whalen has been our Senior Vice President and Chairman of our Advanced Systems Development Sector since February 2003. Prior thereto he had been the President and co-founder of International Systems, LLC since 1982. International Systems, LLC was acquired by us in February 2002. Mr. Whalen has over 45 years of experience in the defense industry, including 14 years with Martin Marietta Corporation (now Lockheed Martin), where he was president of Martin Marietta Aerospace from 1976 to 1982.

        Mr. Clark has been our Vice President and Corporate Controller since April 19, 2004, and prior thereto he had been our Vice President of Strategic Transactions since December 2001. From June 1996 to December 2001, he held various positions at Arthur Andersen LLP, most recently as a Senior Manager. From January 1994 to May 1996, he held various positions at Deloitte & Touche LLP, most recently as a Senior Accountant.

        Mr. DeVera has been our Vice President of Internal Audit since July 2002. Prior thereto, he had been with TRW, a space and defense contractor, for 14 years in various management positions most recently as Director, Financial Reporting and Forecasting for the space and electronics group.

        Mr. Dressendorfer has been our Vice President, Government Relations since August 2000. From 1996 to 2000 he was Vice President, Government & External Affairs of the American Forest & Paper Association. Prior thereto, Mr. Dressendorfer was a founder of the firm Dressendorfer Laird, serving as President from 1983 to 1996.

        Ms. Potts has been our Vice President of Administration since June 2000 and in April 2004 assumed additional responsibilities over our Human Resources functions. From 1999 to 2000, she was Senior Vice President and Chief Administrative Officer of Research Analysis and Maintenance, Inc. From 1994 to 1999, Ms. Potts was Director of Contracts and Purchasing at GRC International, Inc. and was named Vice President in 1995.

        Mr. Williams has been our Vice President of Corporate Communications since 1999. Previously, he was with Raytheon Company from 1986 to 1995 when he became Director of Corporate Communications for System Resources Corporation until it was acquired by us in 1999.

Audit Committee Members and Audit Committee Financial Expert(s)

        Our Board of Directors has a separately designated standing Audit Committee that has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are:

    Robert M. Hanisee, Chairman
    Peter A. Cohen
    Daniel J. Fink
    Susan Golding

        Each member of the Audit Committee has been determined by our Board of Directors to be independent under the standards adopted by the New York Stock Exchange that are applicable to all directors, as well as the standards adopted by the SEC which are applicable to audit committee members only. Our Board of Directors has determined that Mr. Hanisee qualifies as an "audit committee financial expert" as such term is defined under paragraph (h)(2) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our Directors and executive officers, and all persons who beneficially own more than 10% of the outstanding shares of our common stock ("Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

        To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2003, and the information provided to us by our Reporting Persons, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table shows, for each of the fiscal years ended December 31, 2003, 2002 and 2001, the cash compensation paid by us and our subsidiaries, as well as certain other compensation paid or accrued for those years, to our Chief Executive Officer and five other most highly compensated executive officers in 2003 (the "Named Executive Officers") in all capacities in which they served. As noted, one of the Named Executive Officers ceased to serve as an executive officer in 2003, and another of them resigned in 2004.

Summary Compensation Table

Long-Term Compensation
Annual Compensation
Securities Underlying Options/SARs (#) (C)
Name and Principal Position	Year	Salary($) (A)	Bonus($) (B)		All Other Compensation ($) (D)
Gene W. Ray Chairman, Chief Executive Officer and President	2003 2002 2001	807,501 788,270 688,268	760,000 -0- 560,000	300,000 -0- 300,000	101,458 103,458 638,971
Owens F. Alexander, Jr. * Senior Vice President and President, Titan Wireless, Inc.	2003 2002 2001	290,817 250,587 -0-	390,000 145,000 -0-	-0- 47,075 -0-	10,000 22,039 -0-
Nicholas J. Costanza Senior Vice President, General Counsel and Secretary	2003 2002 2001	342,391 319,315 302,391	306,000 60,000 165,000	100,000 -0- 90,000	43,524 12,044 9,395
Mark W. Sopp Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	324,508 282,585 209,034	293,000 60,000 120,000	100,000 -0- 73,975	41,737 43,373 17,338
Earl A. Pontiuss (F) Senior Vice President, Technical Resources Sector	2003 2002 2001	303,610 265,049 234,844	209,000 150,000 100,000	60,000 -0- -0-	114,446 33,830 36,630
Charles R. Saffell ** Senior Vice President, National Security Solutions	2003 2002 2001	288,694 275,909 242,664	208,000 145,000 102,942	30,000 -0- 13,450	44,373 37,220 34,668

*
Mr. Alexander serves as our Senior Vice President and President and Chief Executive Officer of Titan Wireless, Inc. From February 2002 through May 2003, Mr. Alexander was designated by our Board of Directors as a "Section 16(A) Reporting Officer" of the Company, however in May 2003, in connection with the winding down of our Titan Wireless segment, our Board of Directors removed such designation. For Mr. Alexander, the information presented represents special bonus plans for results achieved in connection with the discontinuation of our Titan Wireless operations.

**
Effective March 19, 2003, Mr. Saffell resigned as an officer of Titan. He had served as our Senior Vice President, National Security Solutions since September 2002.

(A)
Amounts shown include cash compensation earned and received by the executive officers as well as amounts earned but deferred at the election of those officers.

(B)
Amounts shown include bonus cash compensation earned by the executive officers for each fiscal year whether received in the fiscal year in which it was earned or in the subsequent fiscal year.

(C)
Amounts shown consist of option grants at fair market value under our 2000 and 2002 Employee and Director Stock Option and Incentive Plans, and all option grants prior to August 5, 2002, reflect an adjustment of 1.345:1 as a result of the spin-off of SureBeam Corporation on August 5, 2002. Amounts shown do not include option grants to the Named Executive Officers under stock option plans adopted by certain subsidiaries of ours. The Named Executive Officers received the following option grants in subsidiaries in 2003, 2002 and 2001. Dr. Ray received 100,000 shares at $0.50 per share in Titan Scan Technologies Corporation in 2001. Mr. Alexander received 120,000 shares at $0.70 per share in Titan Wireless, Inc. in 2002. Mr. Costanza received 30,000 shares at $0.10 per share in LinCom Wireless, Inc. and 30,000 shares at $0.50 per share in Titan Scan

  Technologies Corporation in 2001. Mr. Sopp received 20,000 shares at $1.00 per share in Cayenta, Inc., 30,000 shares at $0.50 per share in Titan Scan Technologies Corporation, and 20,000 shares at $0.70 per share in Titan Wireless, Inc. in 2001.

(D)
Amounts shown consist of (i) our matching contribution to our 401(k) Retirement Plan; (ii) our matching contribution to our Supplemental Retirement Plan for Key Executives; (iii) interest earned in our Supplemental Retirement Plan for Key Executives that exceeded 120% of the applicable federal long-term rate with compounding (as prescribed under Section 1274(d) of the Internal Revenue Code); and (iv) other compensation. Amounts shown for fiscal year 2003 for each Named Executive Officer consist of the following elements of compensation: Dr. Ray: (i) $10,000; (ii) $80,000; (iii) $83; and (iv) $11,375; Mr. Alexander: (i) $10,000; Mr. Costanza: (i) $10,000; (ii) $33,519 and (iii) $5; Mr. Sopp: (i) $10,000; (ii) $31,731; and (iii) $6; Mr. Pontius: (i) $2,658; (ii) $35,865; (iii) $51; and (iv) $7,263; and Mr. Saffell: (i) $10,000; (ii) $28,269; (iii) $29; and (iv) $6,075.

Stock Options

        The following table contains information concerning the grant of stock options made during fiscal 2003 under our long-term incentive program to the Named Executive Officers:

Option Grants in Last Fiscal Year (A)

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (F)
		% of Total Options Granted to Employees in Fiscal Year (C)
	Number of Securities Underlying Options Granted (B)
Name			Exercise Price ($/Sh)(D)	Expiration Date (E)
					5% ($)	10% ($)
Gene W. Ray	300,000	14.235	8.15	02/27/13	1,537,647	3,896,700
Owens F. Alexander, Jr.*	-0-	-0-	N/A	N/A	N/A	N/A
Nicholas J. Costanza	100,000	4.745	8.15	02/27/13	512,549	1,298,900
Mark W. Sopp	100,000	4.745	8.15	02/27/13	512,549	1,298,900
Earl A. Pontius	60,000	2.847	8.15	02/27/13	307,529	779,340
Charles R. Saffell, Jr.**	30,000	1.424	8.15	02/27/13	153,764	389,670

*
Mr. Alexander serves as our Senior Vice President and President and Chief Executive Officer of Titan Wireless, Inc. From February 2002 through May 2003, Mr. Alexander was designated by our Board of Directors as a "Section 16(A) Reporting Officer" of the Company, however in May 2003, in connection with the winding down of our Titan Wireless segment, our Board of Directors removed such designation.

**
Effective March 19, 2003, Mr. Saffell resigned as an officer of Titan. He had served as our Senior Vice President, National Security Solutions since September 2002.

(A)
No SARs were granted to any of the Named Executive Officers during the last fiscal year.

(B)
Options granted in 2003 became exercisable at a rate of 2.083% per month from the grant date with full vesting occurring on the fourth anniversary of the grant date.

(C)
In 2003, employees received stock options covering a total of 2,107,500 shares. If our merger with Lockheed Martin is completed, all outstanding stock options will vest and become exercisable subject to the terms of the plans and our merger agreement with Lockheed Martin, and to the extent not exercised prior to the effective time of the merger, all such stock options will be cancelled and the holder will receive cash in an amount equal to $20.00 less the exercise price of each such stock option for each underlying share of common stock.

(D)
The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(E)
The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(F)
Present value was calculated using an assumed annual compounded growth over the term of the option of 5% and 10%, respectively. Use of this model should not be viewed in any way as a forecast of the future performance of our stock, which will be determined by future events and unknown factors.

Option Exercises and Holdings

        The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Aggregated Option Exercises In Last Fiscal Year,
And FY-End Option Value (A)***

		Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003 (#)(***)			Value of Unexercised In-the-Money Options at December 31, 2003 ($)(C)
Name	Shares Acquired On Exercise (#)
		($)(B)	Exercisable		Unexercisable	Exercisable		Unexercisable
Gene W. Ray	52,971	249,571	1,011,882	(D)	489,689	11,781,114	(D)	5,040,086
Owens F. Alexander, Jr.*	-0-	-0-	21,092		25,983	160,489		197,704
Nicholas J. Costanza	-0-	-0-	291,303	(E)	154,824	3,089,146	(E)	1,620,175
Mark W. Sopp	-0-	-0-	157,380	(F)	113,001	2,189,578	(F)	1,340,964
Earl A. Pontius	9,000	181,620	155,230	(G)	50,022	2,719,688	(G)	660,259
Charles R. Saffell, Jr.**	68,725	932,257	21,883	(H)	30,896	214,726	(H)	378,586

*
Mr. Alexander serves as our Senior Vice President and President and Chief Executive Officer of Titan Wireless, Inc. From February 2002 through May 2003, Mr. Alexander was designated by our Board of Directors as a "Section 16(A) Reporting Officer" of the Company, however in May 2003, in connection with the winding down of our Titan Wireless segment, our Board of Directors removed such designation.

**
Effective March 19, 2003, Mr. Saffell resigned as an officer of Titan. He had served as our Senior Vice President, National Security Solutions since September 2002.

***
On August 5, 2002, all outstanding Titan stock options were adjusted by a factor of 1.345 as a result of the spin-off of our former subsidiary SureBeam Corporation, and all option grant amounts prior thereto reflect said adjustment.

(A)
No SARs were owned or exercised by any of the Named Executive Officers during the last fiscal year.

(B)
Aggregate market value of underlying securities on date of exercise, minus the exercise or base price.

(C)
Aggregate market value of underlying securities at year-end, minus the exercise or base price.

(D)
Includes 251,130 vested options with an In-the-Money value of $5,077,848 that were assumed by Titan through the merger of Titan Systems in September 2002, which assumed stock options were previously disclosed and were originally granted to Dr. Ray by Titan Systems by a grant on December 31, 1997 of 300,000 shares of Titan Systems Corporation at $1.33 per share.

(E)
Includes 14,661 vested options with an In-the-Money value of $213,478 held by Scuderia Costanza Investment Company, LLC, a Delaware limited liability company of which Mr. Costanza is the sole general manager, and 50,226 vested options with an In-the-Money value of $1,015,569 that were assumed by Titan through the merger of Titan Systems in September 2002, which assumed stock options were previously disclosed and were originally granted to Mr. Costanza by Titan Systems by a grant on August 3, 1999 of 60,000 shares of Titan Systems Corporation at $1.33 per share.

(F)
Includes 61,733 vested options with an In-the-Money value of $1,444,552 and 1,048 un-vested options with an In-the-Money value of $21,190 that were assumed by Titan through the merger of Titan Systems in September 2002, which assumed stock options were previously disclosed and were originally granted to Mr. Sopp by Titan Systems by a grant on March 16, 1999 of 45,000 shares, and a grant on February 17, 2000 of 15,000 shares, and a grant on February 18, 2000 of 15,000 shares of Titan Systems Corporation at $1.33 per share.

(G)
Includes 91,452 vested options with an In-the-Money value of $1,849,159 that were assumed by Titan through the merger of Titan Systems in September 2002, which assumed stock options were previously disclosed and were originally granted to Mr. Pontius by Titan Systems by a grant on August 12, 1998 of 90,000 shares of Titan Systems Corporation at $1.33 per share and a grant on July 21, 1999 of 30,000 shares of Titan Systems Corporation at $1.33 per share.

(H)
Includes 782 vested options with an In-the-Money value of $15,812 that were assumed by Titan through the merger of Titan Systems in September 2002, which assumed stock options were previously disclosed and were originally granted to Mr. Saffell by Titan Systems by a grant on March 19, 1999 of 75,000 shares of Titan Systems Corporation at $1.33 per share.

Deferred Compensation Plan

        Titan maintains a non-qualified Executive Deferred Compensation Plan for certain officers and key employees. Under the plan, a select group of management and highly compensated employees of Titan, including all of our executive officers, are allowed to defer, on a pre-tax basis, a portion of their annual base salaries and bonuses. The deferrals reduce a participant's current taxable income and allow the participant to accumulate savings on a pre-tax basis. In addition, Titan, in its sole discretion, may make annual discretionary contributions, matching contributions and profit sharing contributions to the Plan. The deferrals (and Titan contributions, if applicable) are invested across several investment options associated with the Plan, and the accounts of the participants are credited with the investment gains or losses on a tax-deferred basis. Participants have the right to direct the investment of their accounts. Participant deferrals are at all times 100% vested. The vesting schedules for Titan discretionary contributions and our profit sharing contributions, if any, are at our sole discretion and may vary across participants. The vesting schedule for Titan contributions, if any, is based on years of service, with 100% vesting after five or more years of service. Distributions from the Plan are paid as a lump sum or in installments upon a participant's retirement, death, disability, termination of employment, or during employment provided that at least three years have passed from the end of the year in which the participant's deferral occurred.

        Effective April 1, 2003, the Plan was amended to provide for payment of distributions upon a change of control. For purposes of this new provision, a participant's vested account balance will be determined: (a) by crediting the participant with a year of service for the year of employment in which the change of control occurs; and (b) without applying the provision that a participant must be employed on the last day of the Plan year to avoid forfeiture of the annual company matching amount and attributable earnings for the Plan year in which the participant terminates employment with the company.

        Effective November 1, 2003, this new section of the Plan was amended in its entirety to provide that upon a change in control:

  •
  No deferrals will be made under the Plan with respect to periods following the change in control;

  •
  All vested account balances under the Plan will be immediately distributed or commence distribution;

  •
  Vested account balances of a participant who is an active employee on the date of the change of control will be determined by (a) crediting the participant with a year of service for the year of employment in which the change of control occurs; and (b) without applying the provision that a participant must be employed on the last day of the Plan year to avoid forfeiture of the annual Company matching amount and attributable earnings for the Plan year in which the participant terminates employment with the Company.

  •
  On or before December 31 of the calendar year preceding the date on which the change of control occurs and prior to the satisfaction of all shareholder approval and all regulatory approval requirements that may be applicable to such change in control or such earlier date as the Plan committee shall designate, a participant whose vested account balance exceeds $25,000 as of the September 30 preceding the last day on which such election could be made can elect whether the participant's vested account balance will be paid: (a) in a single lump sum; or (b) pursuant to the annual installment method over five years. The vested account balance of any participant not described in the prior sentence will be paid automatically in a single lump sum. If a participant who is entitled to make such an election fails to do so, the participant's vested account balance will be paid in a single lump sum;

  •
  If a participant has made an alternative distribution election pursuant to any other provision of the Plan but has not commenced to receive distributions as of the date of the change in control, such election shall be void and shall have no force or effect; and

  •
  If, as of the date of the change in control, a participant has commenced to receive distributions under the Plan under an annual installment method with more than five years of installments remaining to be paid at the time of the change in control, the participant's unpaid vested account balance as of the change in control will thereafter be paid pursuant to the annual installment method over five years determined from the date of the change in control.

Director Compensation

        Directors who are not employees of Titan or an affiliate receive the annual retainer and committee fees that are indicated below:

Annual Retainer (paid quarterly)	$43,000
Committee Chair (paid quarterly)	$1,500
Quarterly Common Stock Payment-Audit Committee members*	$7,000
Quarterly Common Stock Payment-Other Committee members*	$5,000
Annual Stock Option Grant	5,000 shares

*
Directors who currently own more than, or who subsequently acquire, 200,000 shares of our common stock may elect to receive this additional compensation in cash.

        All fees are paid quarterly, in advance, and Directors may elect to receive all or a portion of their fees in shares of our common stock. With respect to the quarterly common stock payments and any other election to receive fees in common stock, the common stock the Directors receive is valued based on the average of the high and low sale prices of our common stock on the first day of the quarter. Pursuant to our agreement with Lockheed Martin we have not issued any stock to our Directors under this compensation arrangement since July 2003 and all fees have been paid in cash.

        In addition, upon election to the Board, each Director receives a stock option grant to purchase 5,000 shares of our common stock. Directors also receive an annual stock option grant of 5,000 shares each February. All options are granted under the 2000 or 2002 Employee and Director Stock Option and Incentive Plan(s) at the average of the high and low sales prices of our common stock on the date of the grant. Options granted to Directors vest over 4 years and have ten-year terms. The vesting of the options will accelerate upon a change of control of Titan. Directors may also receive discretionary stock option awards from time to time in one or more of our subsidiaries. Also, in August 2001, we began offering our Directors and executive officers the ability to receive financial counseling and planning services provided by a third-party. The amount paid by us for this service for each Director averaged $9,665 in 2003.

Compensation Committee Interlocks And Insider Participation

        During 2003, the Compensation, Stock Option and Pension Committee was comprised of Messrs. La Blanc, Caligiuri and Roth. There were not any interlocking relationships between Messrs. La Blanc, Caligiuri and Roth or any member of any other company's board of directors, board of trustees or compensation committee during that period.

Employment Contracts and Termination of Employment and Change In Control Agreements

        On April 2, 2003, we entered into an Employment Agreement with Dr. Ray in connection with his duties as Chairman, Chief Executive Officer and President of Titan. Among other things, the terms of the agreement provide for continued employment of Dr. Ray by Titan for a term of three years, and eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event that Dr. Ray is terminated without cause, or retires at the end of the term of the agreement, he will be entitled to a lump sum equal to three times the sum of his current base salary and target bonus, vesting of all outstanding stock options and participation for Dr. Ray and his dependents in our extended health benefits program for retired senior executives.

        Also, on April 2, 2003 we entered into Employment Agreements with Messrs. Costanza and Sopp in connection with their duties as Senior Vice President, General Counsel and Secretary and Senior Vice President, Chief Financial Officer and Treasurer, respectively. Among other things, the terms of their agreements provide for continued employment by Titan for a term of two years, eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event of termination without cause, Messrs. Costanza and Sopp will each be entitled to a lump sum equal to two times the sum of their respective current base salaries and target bonuses, vesting of all outstanding stock options and continued medical and dental benefits coverage for a period of two years. Messrs. Ray, Costanza and Sopp have agreed to non-competition and non-solicitation covenants in connection with their respective employment agreements.

Change in Control Agreements

        In March 2000, we entered into executive agreements with Dr. Ray and Mr. Costanza, which provide special benefits after a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions as they related to the change in control that would result from the proposed merger with Lockheed Martin. Effective as of August 20, 2003, we also entered into an executive agreement with Mr. Sopp, which mirrors the executive agreement, as amended, for Mr. Costanza. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan (which will occur at the effective time of the merger with Lockheed Martin) and (2) the executive is terminated by Titan (or, after the merger, Lockheed Martin) other than for "Cause" (as defined below) or such executive terminates his employment for "Good Reason" (as defined below) within three years following such change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or in anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his "Highest Annual Bonus" (as defined below). Each executive will have a right under these agreements to resign for "Good Reason" at the effective time of the merger with Lockheed Martin by virtue of the fact that Titan will cease to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive's and his family's welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive's date of termination or, as applicable, the expiration of the executive's continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full, and, to the extent not exercised by the executive, will, subject to the terms of the option plans, and in accordance with the merger agreement, be cancelled immediately prior to the completion of the merger with Lockheed Martin and the executive will receive cash from Lockheed Martin in an amount equal to $20.00 less the exercise price of each such stock option for each underlying share of common stock. Each executive will be entitled to outplacement services at a cost not to exceed $100,000, which will be paid by Titan (or, after the merger, Lockheed Martin). Furthermore, the executive will be deemed to have attained not less than six years of service and to have vested for all purposes under Titan's supplemental retirement plan for key executives. Dr. Ray also will be provided with an office and secretary for a period of five years after his employment termination with a total estimated cost of $800,000. In addition, regardless of whether the merger is completed and unrelated to any change in control agreement, Dr. Ray and his wife also will receive medical benefits for life. Based on their respective life expectancies and assuming constant annual cost of such benefits, these benefits would have an estimated cost of $251,000. Titan's 401(k) plan provides for full vesting of all accounts under the plan upon a change in control (as defined in the plan), which will occur at the effective time of the merger with Lockheed Martin. In the event that the executive becomes subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the executive, subject to certain limitations, will be entitled to an additional tax gross-up payment in an amount that will result in the executive retaining an amount equal to the excise tax imposed upon the executive. Based on current compensation levels, the total estimated cost of the severance payments and continued welfare benefits payable to Dr. Ray,

Mr. Costanza, and Mr. Sopp, as a result of the merger with Lockheed Martin, is, respectively, $5,586,000, $2,121,000 and $1,991,000. These estimates do not include payment of a prorated bonus for the year of termination or any tax gross up payment, which Titan (or, after the merger, Lockheed Martin) might be required to make pursuant to these agreements. Titan (or, after the merger, Lockheed Martin) will be obligated under these agreements to reimburse Dr. Ray, Mr. Costanza and Mr. Sopp for all legal fees and all expenses, which they incur in asserting or in defending their rights under these agreements.

        For purposes of the agreements with Dr. Ray, Mr. Costanza, and Mr. Sopp, the following definitions apply:

  •
  "Cause" means (1) the executive' s willful and continued failure to perform his duties, provided that such failure has a material and injurious effect on Titan (or, after the merger, Lockheed Martin) and the executive has received a written demand for substantial performance and has not subsequently substantially performed; or (2) the executive's willful gross misconduct or conviction of a felony (finally adjudicated and without further appeal) that is materially and demonstrably injurious to Titan (or, after the merger, Lockheed Martin).

  •
  "Good Reason" means (1) the assignment of the executive to any duties inconsistent with the executive's position, authority, duties or responsibilities or any diminution of such position, authority, duties, or responsibilities; (2) any failure by Titan (or, after the merger, Lockheed Martin) to comply with the compensation and benefit provisions of the executive' s agreement; (3) Titan ceasing to be a publicly traded company; (4) Titan (or, after the merger, Lockheed Martin) requiring the executive to be based at a location other than where the executive was employed immediately prior to the change in control or at any other location, which is less than 20 miles from such office, to be based at a location other than the principal executive offices of Titan if the executive was employed at such location immediately prior to the change in control, or to travel on company business to a substantially greater extent than required prior to the change in control; (5) any purported termination by Titan (or, after the merger, Lockheed Martin) of the executive's employment otherwise than as permitted by the agreement; and (6) any failure by Titan (or, after the merger, Lockheed Martin) to require any successor to the company to expressly assume and agree to perform the agreement.

  •
  "Highest Annual Bonus" means the greater of the highest annualized bonus earned by the executive in the three fiscal years prior to the change in control or the annualized bonus paid or payable to the executive for the most recently completed fiscal year.

Item 12. Security Ownership of our Common Stock

Ownership of more than 5%

        The following table presents information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as of April 19, 2004. On that date, there were 83,795,452 shares of our common stock outstanding. Information with respect to beneficial owners of more than 5% of the common stock is based upon the most recent Schedule 13D or Schedule 13G on file with the SEC.

Identity of Owner or Group	Shares Owned	Percent of Class
Paulson & Co., Inc.*	4,550,000	5.4%

*
The address of Paulson & Co., Inc. is 650 5th Avenue, New York, NY, 10019. All securities reported by Paulson & Co., Inc. are owned by Paulson's advisory clients, none of which to Paulson's knowledge owns more than 5% of the class. Paulson itself disclaims beneficial ownership of all such securities.

Ownership by Directors and Executive Officers

        The following table presents information regarding beneficial ownership of our common stock by each of our Directors, our Chairman, President and Chief Executive Officer and five other most highly compensated executive officers for 2003, and for all current Directors and executive officers as a group. All information in the following table is presented as of April 19, 2004.

Identity of Owner or Group(1)(2)	Shares Owned	Shares Acquirable Within 60 Days(3)	Percent of Class(4)
Michael B. Alexander (6)	156,225	209,066	*
Owens F. Alexander, Jr. (5, 7)	1,863	47,075	*
Edward H. Bersoff, Ph.D. (6)	678,585	7,567	*
Joseph F. Caligiuri (6)	44,423	26,446	*
Peter A. Cohen (6)	55,682	7,567	*
Nicholas J. Costanza (6, 7)	1,862	334,065	*
Daniel J. Fink (6)	27,691	48,150	*
Susan Golding	3,042	9,767	*
Robert M. Hanisee (6)	66,151	34,853	*
Robert E. La Blanc	40,189	22,680	*
Earl A. Pontius (7)	14,304	164,411	*
Gene W. Ray, Ph.D. (6, 7)	458,511	1,150,258	1.9%
James Roth	17,173	28,127	*
Charles R. Saffell, Jr. (7, 8)	8,909	25,019	*
Mark W. Sopp (7)	4,156	181,436	*
Joseph R. Wright, Jr.	13,173	20,937	*
All directors and executive officers as a group (7) (28 persons)	1,892,801	3,068,959	5.7%

*
Less than 1%

(1)
The address of all owners is: c/o The Titan Corporation, 3033 Science Park Road, San Diego, CA, 92121.

(2)
The information regarding beneficial ownership of our common stock has been presented according to rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under California and some other state laws, personal property owned by a married person may be community property that either spouse may manage and control. We have no information as to whether any shares shown in this table are subject to such community property laws.

(3)
Reflects the number of shares that could be purchased by exercise of options available at April 19, 2004 or within 60 days thereafter under our stock option plans.

(4)
Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned or acquirable by that person by the sum of the number of shares outstanding as of such date and the number of shares as to which that person has the right to acquire voting or investment power with respect to their shares at April 19, 2004 or within 60 days thereafter.

(5)
Mr. Owens Alexander serves as our Senior Vice President and President and Chief Executive Officer of Titan Wireless, Inc. From February 2002 through May 2003, Mr. Alexander was designated by our Board of directors as a "Section 16(A) Reporting Officer" of the Company, however in May 2003, in connection with the winding down of our Titan Wireless segment, Titan's board of directors removed such designation.

(6)
The number of shares includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Some directors and executive officers disclaim beneficial ownership of some of the shares included in the table as indicated below:

  •
  Mr. Michael Alexander-91,134 shares held by Bronto, Inc. of which Mr. Alexander is President;

  •
  Dr. Bersoff-49,842 shares held by his wife and 1,252 shares held jointly with his brother;

  •
  Mr. Caligiuri-44,423 shares held in trust for the benefit of Mr. Caligiuri and his sons;

  •
  Mr. Cohen-50,000 shares held by Ramius Capital Group, LLC, ("Ramius"); Mr. Cohen is one of three managing members of C4S & Co, LLC which is the sole managing member of Ramius;

  •
  Mr. Costanza-14,661 options exercisable by Scuderia Costanza Investment Company, LLC, a Delaware limited liability company of which Mr. Costanza is the sole general manager;

  •
  Mr. Fink-500 shares held by his wife and 27,691 shares held in trust for the benefit of Mr. Fink and his wife;

  •
  Mr. Hanisee-5,000 shares held by his wife; and

  •
  Dr. Ray-10,000 shares held by The Ray Trust for the benefit of Dr. Ray and his wife.

(7)
For executive officers, the numbers include interest in shares held by the trustees of our Consolidated Retirement Plan, Employee Stock Ownership Plan and Employee Stock Purchase Plan, as of April 19, 2004, including: Mr. Owens Alexander-1,201 shares; Mr. Costanza-1,863 shares; Dr. Ray-89,020 shares; Mr. Sopp-1,756 shares; Mr. Pontius-5,304 shares; Mr. Saffell-2,184 shares; and all executive officers as a group-118,693 shares.

(8)
Effective March 19, 2003, Mr. Saffell resigned as an officer of Titan. He had served as our Senior Vice President, National Security Solutions since September 2002.

Item 13. Certain Relationships and Related Transactions

        During 2003, Mr. Rose owned a property located at 1501 Merchants Way in Niceville, Florida that was by leased by BTG, Inc. The lease commenced on March 1, 1992 and expired on February 28, 2003. As a result of our acquisition of BTG, Inc. in November 2001, we assumed the lease. Subsequently, in December 2002, Mr. Rose was elected as a Senior Vice President of Titan. In February 2003, Titan's Board reviewed the lease and determined, with the concurrence of Mr. Rose, that this related party transaction was not in the best interests of Titan and our stockholders. Accordingly, the Board also determined that Mr. Rose should make arrangements to divest his interest in the property before Titan could consider an extension or renegotiation of the lease. On January 1, 2004, the lease was amended by letter agreement to provide for a month-to-month term and on March 1, 2004, Mr. Rose sold all interest he had in the property in conformity with Board determinations. During 2003 and the first quarter of 2004, we paid $198,480 and $33,441, respectively to Mr. Rose for the lease of this property.

        In conjunction with Titan's exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless's outstanding warranty obligations. Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan. Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million. These fees are payable through mid 2004, the period over which Titan's warranty obligations exist on its existing customer contracts. The contract is cancelable by Titan under certain circumstances of non-performance by Geolutions. In conjunction with Titan's agreement with Geolutions. Titan assigned its existing warranty obligations in its international telecommunications business with its existing customers to Geolutions. If Geolutions fails to perform these contracted obligations, Titan Wireless remains obligated to perform them and may incur costs in excess of these contracted amounts.

Item 14. Principal Accountant Fees and Services

        Our principal independent auditor for 2003 was KPMG LLP (KPMG). For services rendered during or in connection with our fiscal year 2003, as applicable, KPMG billed the following fees:

	2003	2002
Audit Fees	$2,053,222	$1,232,958
Audit Related Fees*	$308,162	$252,042
Tax Fees	$0	$0
All Other Fees**	$220,000	$2,693,700

*
Audit Related Fees for 2003 and 2002 include other audit and attest services, financial accounting, reporting and compliance matters, risk and controls review and transaction and due diligence services.

**
All Other Fees for 2003 includes audit work related to our employee benefit plans. All Other Fees for 2002 includes $2,295,000 related to the reaudits of Titan's financial information for 2001 and 2000, which were required due to the discontinuance of our Titan Wireless, LinCom Wireless and other information technology businesses in the third quarter of 2002 in accordance with the AICPA's Auditing Interpretation of Statement on Auditing Standards No. 58 "Reports on Audited Financial Statements". This auditing interpretation addresses reporting requirements of a successor auditor (in this case KPMG LLP) when prior period audited financial statements (in this case 2000 and 2001) were audited by a predecessor auditor who has ceased operations, and there is financial reporting on discontinued operations, as was the case here.

        Our Audit Committee has adopted restrictions on our hiring of any KPMG partner, director, manager, staff, advising member of the department of professional practice, reviewing actuary, reviewing tax professional and any other persons having responsibility for providing audit assurance on any aspect of their certification of the company's financial statements. The committee also requires key KPMG partners assigned to our audit to be rotated at least every five years.

Pre-approval Policies and Procedures

        Under the Audit Committee's pre-approval policies and procedures, the Audit Committee is required to pre-approve all audit and non-audit services performed by KPMG. The Audit Committee pre-approves a list of all services that may be provided by KPMG. The scope of specific pre-approved services is categorized into four groups: audit services, audit-related services, tax services and all other services. In addition, the Audit Committee sets pre-approved fee limits for each of these services. The Audit Committee or its designee must specifically approve any type of service that is not within the scope on the list of pre-approved services. Any proposed service that is within a pre-approved scope of services but will cause the pre-approved fee limit to be exceeded will also require specific pre-approval by the Audit Committee or its designee.

        The Audit Committee has delegated pre-approval authority to the Audit Committee chair, and any pre-approved actions by the Audit Committee chair as designee are reported to the Audit Committee for approval at its next scheduled meeting.

        All of the fees paid to KPMG in 2003 were pre-approved by the Audit Committee, and there was no service for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c)
Exhibits.

Exhibit Index

Exhibit No.	Description	Page No.
2.1	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Lockheed Martin Corporation, LMC Sub One, Inc. and The Titan Corporation, which was Exhibit 2.1 to Registrant's Form 8-K dated September 17, 2003, is incorporated herein by this reference.	*
2.1.1
	Amendment No. 3 to Agreement and Plan of Merger, dated April 7, 2004, by and among Lockheed Martin Corporation, LMC Sub One, Inc., LMC LLC One, LLC and The Titan Corporation, which was Exhibit 2.1 to Registrant's Form 8-K dated April 7, 2004, is incorporated herein by this reference.	*
3.1
	Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. Registrant's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference. Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to Registrant's 1987 Annual Report on Form 10-K is incorporated herein by this reference.	*
3.2	Registrant's Bylaws, which were Exhibit 3.3 to Registrant's 1999 Annual Report on Form 10-K, are incorporated herein by this reference.	*
3.3	Amendments to Bylaws of Registrant, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to Registrant's 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*
4.1
	Rights Amendment, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to Registrant's Form 8-A dated September 5, 1995, is incorporated herein by this reference.	*
4.2
	Indenture dated as of May 15, 2003 among The Titan Corporation, as issuer of 8% Senior Subordinated Notes due 2011, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, which was Exhibit 4.1 to Registration Statement of Form S-4 (SEC File No. 33-106911), filed by the Registrant on July 9, 2003, incorporated herein by this reference.	*
4.3
	First Supplemental Indenture Dated February 25, 2004, among The Titan Corporation, Duetsche Bank Trust Company Americas, LMC, LLC One, LLC and Lockheed Martin Corporation, which was Exhibit 4.3 to Post-Effective Amendment No. 2 to a Registration Statement on Form S-4 (SEC File No. 333-106911-15) filed by the Registrant on February 9, 2004, incorporated herein by this reference.	*
4.4
	Registration Rights Agreement dated as of May 15, 2003 by and among The Titan Corporation, the Guarantors named therein and Credit Suisse First Boston LLC, Goldman, Sachs & Co., and Wachovia Securities, Inc., which was Exhibit 4.8 to Registration Statement on Form S-4 filed by the Registrant on July 9, 2003, incorporated herein by this reference.	*

10.1
	1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to Registrant's 1992 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.2	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to Registrant's 1993 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.3	Amendment to Stock Option Plan Of 1994, which was Exhibit 10.3 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.4	1995 Employee Stock Purchase Plan, which was Exhibit 4 to Registrant's Form S-8 dated December 18, 1995, is incorporated herein by this reference.	*
10.5
	Executive Severance Plan entered into by the Registrant with Ronald B. Gorda, which was Exhibit 6(a)(10) to Registrant's Quarterly Report on Form 10-Q dated November 13, 1995, is incorporated herein by this reference.	*
10.6
	1996 Directors' Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.7	Stock Option Plan of 1997, which was filed in the Registrant's 1997 Definitive Proxy Statement as Appendix A, is incorporated herein by this reference.	*
10.8	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.9	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to Registrant's Form S-8 dated July 11, 2000, is incorporated herein by this reference.	*
10.10
	The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to Registrant's Form S-8 (No. 333-41140) dated July 11, 2000, is incorporated herein by this reference.	*
10.11	The Titan Corporation 2002 Employee Stock Purchase Plan, which was Exhibit 99.2 to Registrant's Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.	*
10.12
	The Titan Corporation 2002 Employee and Director Stock Option and Incentive Plan, which was Exhibit 99.1 to Registrant's Form S-8 (No. 333-103751) dated March 11, 2003, is incorporated herein by this reference.	*
10.13
	Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and Registrant, as tenant, which was Exhibit 10.1 to Registrant's Form 8-K dated July 11, 1991, is incorporated herein by this reference.	*
10.14
	Agreement of Lease by and between NBP 220, LLC and The Titan Corporation ("220 National Business Parl"), dated March 31, 2003, including all exhibits and attachments, which was filed as Exhibit 10.1 to Registrant's Quarterly Report on form 10-Q dated May 15, 2003, is incorporated herein by this reference.	*

10.15
	Deed of Lease dated April 1, 2003, by and between Two Freedom Square, L.L.C. and The Titan Corporation, including all exhibits and attachments, which was filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.	*
10.16
	Loan and Security Agreement, dated December 29, 1995, by and between Registrant and Capital Associates International, Inc., which was Exhibit 10.17 to Registrant's 1995 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.17
	Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between Registrant and Capital Associates International, Inc. which was Exhibit 10.28 to Registrant's 1996 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.18
	Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.19
	Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank — California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2002, and filed June 21, 2002 is incorporated herein by this reference.	*
10.20
	Insurance Certificates, which are Annex I to Exhibit D to the Senior Secured Credit Agreement dated as of May 23, 2002, among The Titan Corporation, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, the Bank of Nova Scotia and Comerica Bank — California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc. as Documentation Agents, which were Exhibit 10.1 to Registrant's Current Report on Form 8-K/A dated as of May 23, 2002 and filed August 9, 2002, are incorporated herein by this reference.	*
10.21
	Letter Agreement dated March 29, 2002, between The Titan Corporation and SureBeam Corporation, which was Exhibit 10.56 to Registrant's 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.22
	Senior Secured Credit Agreement between the Registrant and SureBeam Corporation and Exhibits thereto dated as of August 2, 2002, which was filed as Exhibits 10.1 through 10.9 with Registrant's Form 8-K dated August 2, 2002 and filed August 14, 2002, is incorporated herein by this reference.	*

10.23
	Amendment to Senior Secured Credit Agreement dated as of May 7, 2003, among The Titan Corporation, as the Borrower, various financial institutions form time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank — California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.23 to Registrant's Form 10-K filed March 11, 2004, is incorporated herein by this reference.	*
10.24
	License Agreement dated October 17, 2001, between SB OperatingCo, Inc. and The Titan Corporation, which was Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 22, 2002, is incorporated herein by this reference.	*
10.25
	The Titan Corporation Deferred Compensation Plan, Master Plan Document effective January 1, 2002, which was Exhibit 10.54 to Registrant's 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.26
	Amendment to The Titan Corporation Deferred Compensation Plan effective July 1, 2002, which was Exhibit 10.26 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
10.27
	Amendment to The Titan Corporation Deferred Compensation Plan effective November 18, 2003, which was Exhibit 10.27 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
10.28
	Executive Severance Plan entered into by the Company with Gene W. Ray and Nicholas J. Costanza, which was filed as Exhibit 10.15 to Registrant's 1999 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.29
	Amendment to Executive Agreement by and between The Titan Corporation and Dr. Gene W. Ray dated September 14, 2003, which was filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.	*
10.30
	Amendment to Executive Agreement by and between The Titan Corporation and Nicholas J. Costanza dated 14, 2003, which was filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.	*
10.31
	Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Dr. Gene W. Ray, which was filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.	*
10.32
	Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Nicholas J. Costanza, which was filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.	*
10.33
	Employment Agreement made and entered into as of April 3, 2003 by and between The Titan Corporation, a Delaware corporation, and Mark W. Sopp, which was filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q dated May 15, 2003, is incorporated herein by this reference.	*

10.34
	Executive agreement dated August 20, 2003, by and between The Titan Corporation and Mark W. Sopp, which was filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated October 10, 2003, is incorporated herein by this reference.	*
10.35
	Settlement Agreement dated as of March 5, 2004 by and between The Titan Corporation and Richard Kipperman solely in his capacity as the Chapter 7 trustee for SureBeam Corporation and for SB Operating Co, LLC, which was Exhibit 10.35 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
12	Computation of Ratio of Earnings to Fixed Charges, which was Exhibit 12 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
21	Subsidiaries of Registrant as of March 8, 2004, which was Exhibit 21 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
23	Consent of KPMG LLP, Independent Auditors, which was Exhibit 23 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was Exhibit 32.1 to Registrant's Form 10-K filed on March 11, 2004, is incorporated herein by this reference.	*

*
Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION

April 29, 2004	By:	/s/ GENE W. RAY Gene W. Ray, Chief Executive Officer and Chairman of the Board

/s/ MARK W. SOPP Mark W. Sopp Chief Financial Officer

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of our Common Stock
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES