Form 10-Q
period 2004-03-31
TITAN CORP
filed 2004-05-10
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        The number of shares of registrant's common stock outstanding at May 4, 2004, was 83,905,960.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

THE TITAN CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues	$458,848	$377,880

Costs and expenses:
Cost of revenues	385,186	315,276
Selling, general and administrative	37,827	39,517
Research and development	3,493	2,368
Merger-related costs (Note 2)	17,579	—

Total costs and expenses	444,085	357,161

Operating profit	14,763	20,719
Interest expense	(9,135)	(8,099)
Interest income	163	612
Net gain on sale of assets (Note 6)	563	—

Income from continuing operations before income taxes	6,354	13,232
Income tax provision	2,796	5,293

Income from continuing operations	3,558	7,939
Loss from discontinued operations, net of tax benefit (Note 4)	(499)	(938)

Net income	3,059	7,001
Dividend requirements on preferred stock	(190)	(172)

Net income applicable to common stock	$2,869	$6,829

Basic earnings (loss) per share:
Income from continuing operations	$0.04	$0.10
Loss from discontinued operations, net of tax benefit	(0.01)	(0.01)

Net income	$0.03	$0.09

Weighted average shares	82,767	78,622

Diluted earnings (loss) per share:
Income from continuing operations	$0.04	$0.10
Loss from discontinued operations, net of tax benefit	(0.01)	(0.01)

Net income	$0.03	$0.09

Weighted average shares	86,884	81,097

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,752	$26,974
Accounts receivable—net	427,628	387,963
Inventories	33,843	29,405
Prepaid expenses and other	23,935	24,044
Deferred income taxes	88,990	91,272
Current assets of discontinued operations (Note 4)	54,808	54,769

Total current assets	644,956	614,427
Property and equipment—net	68,826	65,791
Goodwill	479,520	479,623
Intangible assets	30,356	31,751
Other assets—net	38,659	36,262
Deferred income taxes	62,781	62,781

Total assets	$1,325,098	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	86,867	91,283
Current portion of long-term debt	1,120	863
Accrued compensation and benefits	80,724	81,823
Other accrued liabilities	106,941	95,339
Current liabilities of discontinued operations (Note 4)	15,741	18,783

Total current liabilities	294,893	291,591

Long-term portion of amounts outstanding under line of credit	371,250	341,250

Senior subordinated notes	200,000	200,000

Other long-term debt	705	988

Other non-current liabilities	54,086	51,051

Non-current liabilities of discontinued operations (Note 4)	33,668	34,346

Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $0 and $13,700 liquidation preference, designated 1,068,102 shares: -0- and 686,829 shares issued and outstanding	—	687
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 83,565,090 and 82,182,250 shares	836	822
Capital in excess of par value	667,176	670,733
Deferred compensation	(1,067)	(1,584)
Accumulated deficit	(295,162)	(298,221)
Accumulated other comprehensive income (loss)	(346)	(215)
Treasury stock (271,074 and 265,124 shares), at cost	(941)	(813)

Total stockholders' equity	370,496	371,409

Total liabilities and stockholders' equity	$1,325,098	$1,290,635

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Three months ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Income from continuing operations	$3,558	$7,939
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities, net of effects of net assets sold:
Depreciation and amortization	4,453	4,878
Deferred income taxes and other	3,386	5,801
Deferred compensation	517	2,840
Changes in operating assets and liabilities, net of the effects of net assets sold:
Accounts receivable	(41,860)	(26,351)
Inventories	(4,075)	935
Prepaid expenses and other assets	(2,798)	1,901
Accounts payable	(4,231)	(7,881)
Accrued compensation and benefits	308	13,240
Other liabilities	18,333	2,324

Net cash provided by (used for) continuing operations	(22,409)	5,626

Loss from discontinued operations	(499)	(938)
Changes in net assets and liabilities of discontinued operations	(3,776)	(1,080)

Net cash used for discontinued operations	(4,275)	(2,018)

Net cash provided by (used for) operating activities	(26,684)	3,608

Cash Flows from Investing Activities:
Capital expenditures	(8,870)	(2,500)
Proceeds from sale of investments and net assets	2,880	—
Earnout payment related to prior year acquisition	(1,781)	—
Other investments	(17)	(62)
Other	563	89

Net cash used for investing activities	(7,225)	(2,473)

Cash Flows from Financing Activities:
Additions to debt	30,000	—
Retirements of debt	(26)	(220)
Preferred stock redemption (Note 3)	(12,518)	—
Decrease in restricted cash	—	259
Proceeds from exercise of stock options and other	5,632	1,233
Dividends paid	(190)	(172)
Other	(80)	(64)

Net cash provided by financing activities	22,818	1,036

Effect of exchange rate changes on cash	(131)	17

Net increase (decrease) in cash and cash equivalents	(11,222)	2,188
Cash and cash equivalents at beginning of period	26,974	34,123

Cash and cash equivalents at end of period	$15,752	$36,311

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2004
Balances at December 31, 2003	$687	$822	$670,733	$(1,584)	$(298,221)	$(215)	$(813)	$371,409
Exercise of stock options and other		11	5,749				(128)	5,632
Redemption of preferred stock (Note 3)	(626)		(11,892)					(12,518)
Conversion of preferred stock	(61)	—	61					—
Amortization of deferred compensation				517				517
Foreign currency translation adjustment						(131)		(131)
Shares contributed to employee benefit plans		3	2,715					2,718
Dividends on preferred stock—Cumulative convertible, $.28 per share			(190)					(190)
Net income					3,059			3,059

Balances at March 31, 2004	$—	$836	$667,176	$(1,067)	$(295,162)	$(346)	$(941)	$370,496

Three Months Ended March 31, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		5	1,228					1,233
Amortization of deferred compensation				2,840				2,840
Foreign currency translation adjustment						17		17
Shares contributed to employee benefit plans		4	3,563					3,567
Dividends on preferred stock—Cumulative convertible, $.25 per share			(172)					(172)
Net income					7,001			7,001

Balances at March 31, 2003	$688	$792	$652,371	$(5,951)	$(320,317)	$(115)	$(669)	$326,799

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Presentation

        The accompanying consolidated financial information of The Titan Corporation and its subsidiaries (Titan or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2003. The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

        Prior to the discontinuance of certain operations in 2002, Titan grouped its businesses into five business segments—Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business. Titan is no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," substantially all of Titan's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers.

Significant Accounting Policies

        Stock-Based Compensation.    As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", Titan has elected to continue to apply the intrinsic value based method of accounting for stock options and has adopted the disclosure only provisions of the fair value method contained in SFAS No. 123. Compensation cost, if any, is measured as the excess of the quoted market price of Titan's stock on the date of grant over the exercise price of the grant. Had compensation cost for Titan stock-based compensation plans been determined based on the fair value method at the grant dates for awards under those plans, our results of operations would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net income, as reported	$3,059	$7,001
Add: Stock-based employee compensation expense in reported net income, net of related tax effects	310	1,704
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,651)	(2,065)

Net income, pro forma	$1,718	$6,640

Earnings (loss) per share:
Basic as reported	$0.03	$0.09
Basic pro forma	$0.02	$0.08
Diluted as reported	$0.03	$0.09
Diluted pro forma	$0.02	$0.08

        Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, Titan adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

        Titan performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year, prior to the release of the financial statements for the previous year. Based on management's annual testing as of January 1, 2004, there were no indicators of impairment.

Note (2) Proposed Merger with Lockheed Martin Corporation

        On April 7, 2004, Titan and Lockheed Martin Corporation (Lockheed Martin) amended their merger agreement to provide that Lockheed Martin will pay $20.00 in cash in exchange for each outstanding share of Titan common stock and $20.00 minus the exercise price for each outstanding stock option and warrant. The reduction in the merger consideration payable to Titan stockholders from $22 per share was the result of negotiations initiated by Lockheed Martin in connection with the facts and circumstances related to, and information identified during, the previously disclosed Titan and Lockheed Martin internal reviews, and related Securities and Exchange Commission (SEC)

investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law (see Note 7). Under the amended merger terms, it is a condition to closing that Titan either must have obtained written confirmation that the Criminal Division of the DOJ considers its criminal inquiry resolved and does not intend to pursue any claims against Titan relating to the matters above, or must have entered into a plea agreement with the Criminal Division of the DOJ and completed the sentencing process. Upon satisfaction of this condition, Lockheed Martin may not claim that the facts and circumstances discussed above, or the related proceedings, costs and expenses, have had a material adverse effect on Titan.

        The revised merger agreement provides that if the merger is not completed on or before June 25, 2004, either Lockheed Martin or Titan may terminate the merger agreement, provided that the party seeking to terminate the agreement is not then in material breach of its obligations under the merger agreement in a manner that has contributed to the failure to complete the merger by such date. Under certain limited circumstances, the date may be extended to a date as late as September 24, 2004.

        Titan must also obtain a waiver or amendment to remove certain restrictive covenants of its $200 million subordinated notes as a condition to close. In connection with Titan's consent solicitation activities, the terms of the subordinated notes will be amended effective upon the closing of the merger. Refer to Note 5 for a discussion of the impact of the proposed merger on Titan's outstanding debt.

        In the three months ended March 31, 2004, Titan incurred approximately $17.6 million in legal, investment banking, accounting, printing and other professional fees and costs related to the planned merger, which are reflected as merger-related costs in the accompanying consolidated income statements. Approximately $11.9 million of these costs were associated with the comprehensive internal review being conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the Department of Justice and the investigation by the Securities and Exchange Commission (see Note 7). Also included in merger-related costs are approximately $5.7 million of costs related to the merger transaction itself, including the exchange offer and consent solicitation for Titan's senior subordinated notes and the redemption of Titan's preferred stock, both of which are conditions to close the proposed merger.

Note (3) Redemption of Cumulative Convertible Preferred Stock

        On March 15, 2004, Titan redeemed all outstanding shares of its cumulative convertible preferred stock. The redemption was a condition to the close of the proposed merger with Lockheed Martin. An aggregate of 625,846 shares were redeemed at $20 per share, plus cumulative dividends in arrears of $0.03 per share, which utilized cash of approximately $12.5 million, and the remaining 60,983 shares of preferred stock were converted by shareholders into 47,580 shares of common stock. The redemption of the preferred stock is recorded in stockholders' equity.

Note (4) Discontinued Operations

        In July 2002, Titan's board of directors made the decision to exit all of our international telecommunications business through a combination of selling and winding down our operations within our Titan Wireless segment. Titan immediately began implementing these actions, which were substantially completed during 2003. Titan reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

        In the third quarter of 2003, Titan completed the sale of its GlobalNet business. Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million, and the buyer's assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale. Titan has collected approximately $0.6 million of the amounts due under the notes receivable, and expects to collect the remaining $0.9 million in the second or third quarter of 2004. In accordance with SFAS No. 144, all commercial operations that have been sold or are held for sale have been reflected as discontinued operations for all periods presented in Titan's consolidated financial statements.

        On December 10, 1999, Titan's wholly owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (the OPT), entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This financing was subsequently increased by 6.0 billion francs CFA to approximately $54.0 million. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the national telephone company of Benin, Africa and secured by the national telephone company's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% per year and was originally to be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003. The payment terms were subsequently amended calling for quarterly payments through mid 2006. The borrowings on this facility have been utilized to fund various equipment and subcontractor costs incurred most notably by Alcatel of France, a major subcontractor to this project.

        Related to Titan's contract with the OPT, Titan has a $46.6 million gross receivable due from the OPT, which is reflected in current assets of discontinued operations as of March 31, 2004. Of this amount, approximately $32.3 million is recorded as a receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs. The $32.3 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at March 31, 2004 and 2003. The remaining $14.3 million net receivable represents amounts due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. The current liabilities of $10.2 million of Titan Wireless include approximately $8.3 million of remaining exit costs.

        The current assets of Titan Technologies are primarily comprised of cash and accounts receivable balances.

Income Statement Summary

        Following is a summary by original business segment of the income (loss) from discontinued operations for 2004 and 2003:

	Three months ended March 31, 2004
	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(866)	$(106)	$(972)
Tax benefit	(347)	(126)	(473)

Net income (loss)	$(519)	$20	$(499)

	Three months ended March 31, 2003
	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(526)	$(947)	$(1,473)
Tax benefit	(194)	(341)	(535)

Net loss	$(332)	$(606)	$(938)

        Titan Technologies' results include operating income in Canada for which there is no tax impact.

Balance Sheet Summary

        Following is a table of all related balance sheet categories for each discontinued operation:

	As of March 31, 2004	As of December 31, 2003
Current assets of discontinued operations:
Titan Wireless	$46,624	$46,584
Titan Technologies	8,184	8,185

	$54,808	$54,769

Current liabilities of discontinued operations:
Titan Wireless	$10,188	$12,540
Cayenta	—	97
Titan Technologies	5,553	6,146

	$15,741	$18,783

Non-current liabilities of discontinued operations:
Titan Wireless	$32,307	$32,307
Cayenta	—	535
Titan Technologies	1,361	1,504

	$33,668	$34,346

Note (5) Debt

Senior Credit Facility

        At March 31, 2004, total borrowings outstanding under Titan's senior credit facility were $374.8 million at a weighted average interest rate of 4.43%. Commitments under letters of credit, which reduce availability under the senior credit facility, were approximately $10 million at March 31, 2004, resulting in approximately $95 million of borrowing availability on the senior revolver at March 31, 2004. Of the total outstanding borrowings, $3.5 million was short-term. At March 31, 2004, Titan was in compliance with all financial covenants under its various debt agreements. The remaining unamortized deferred costs and expenses of $7.8 million related to the senior credit facility, which were incurred primarily in 2002, are included in Other Assets at March 31, 2004 and will be amortized over the remaining term of the senior credit facility, assuming no prepayment is made.

Senior Subordinated Notes

        On May 15, 2003, Titan sold $200 million of 8% senior subordinated notes due May 15, 2011, in a private placement (the Notes). Titan used the net proceeds from the issuance of the Notes, plus borrowings of $50 million under the revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with Titan's current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness (see Note 9).

        In connection with its proposed merger with Lockheed Martin, on February 11, 2004, Titan commenced an offer to exchange the existing Notes for a new series of substantially identical 8% senior subordinated notes registered under the Securities Act of 1933 and a consent solicitation relating to proposed amendments to the indenture governing the Notes and the termination of the registration rights agreement Titan delivered in May 2003 for the benefit of the holders of the Notes. On February 25, 2004, Titan announced that it had successfully completed the consent solicitation. As a result, Titan has entered into a supplemental indenture with the indenture trustee to effect the proposed amendments to the indenture and the registration rights agreement relating to the Notes. If the merger is completed, Lockheed Martin will guarantee Titan's obligations as the obligor of the new notes. If the merger is not completed, the amendments will not become operative and Lockheed Martin will not become a guarantor of the Notes. Until that time, the indenture and the registration rights agreement, without giving effect to the proposed amendments, will continue to govern Titan's obligations.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing Notes began to accrue in October 2003. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages will continue to accrue, at rates increasing every

90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing notes up to a maximum of 2.00%, until the exchange offer described above is completed. The balance accrued at March 31, 2004 is $0.3 million. If the merger does not close for any reason, then Titan will nevertheless seek to complete the exchange offer to satisfy its obligations under the registration rights agreement.

        The remaining unamortized deferred costs and expenses of $5.6 million related to the issuance of the Notes, which were incurred in 2003, are included in Other Assets at March 31, 2004, and will be amortized over the term of the Notes.

Note (6) Other Financial Information

        The net gain on sale of assets represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the pending merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of Titan's ongoing strategy to divest non-core assets and operations.

        Titan's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

Earnings Per Share

        Basic and diluted earnings per share were computed based on net income, less the regular quarterly dividend requirement for preferred stock in 2004 and 2003 and the accrued dividend to the date of redemption in 2004.

        The following data summarize information relating to the per share computations for income from continuing operations:

	Three months ended March 31, 2004
	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income from continuing operations	$3,558
Less preferred stock dividends	(190)

Basic EPS:
Income from continuing operations available to common stockholders	3,368	82,767	$0.04
Effect of dilutive securities:
Stock options and warrants	—	4,117	—

Diluted EPS:
Income from continuing operations available to common stockholders	$3,368	86,884	$0.04

	Three Months ended March 31, 2003
	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income from continuing operations	$7,939
Less preferred stock dividends	(172)

Basic EPS:
Income from continuing operations available to common stockholders	7,767	78,622	$0.10
Effect of dilutive securities:
Stock options and warrants	—	2,475	—

Diluted EPS:
Income from continuing operations available to common stockholders	$7,767	81,097	$0.10

        In the three months ended March 31, 2004, options and warrants to purchase approximately 281,400 shares of common stock at prices ranging from $23.79 to $29.74 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price. For the three month period ended March 31, 2003, options and warrants to purchase approximately 4,689,100 shares of common stock at prices ranging from $9.76 to $29.74 per share were not included in the computation as the effect would have been anti-dilutive due to the exercise price.

        Approximately 460,100 shares of common stock in the three month period in 2004 and approximately 537,400 shares of common stock in the three month period in 2003 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive. The change in potential dilution from 2003 to 2004 is due to the redemption of the preferred stock on March 15, 2004 (see Note 3). Approximately 6,776,500 shares in the three months ended March 31, 2003, that could have been issued from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive. The HIGH TIDES were redeemed on June 4, 2003.

Select Balance Sheet Data

        Following are details concerning certain balance sheet data:

	March 31, 2004	December 31, 2003
Accounts Receivable:
U.S. Government-billed	$345,214	$313,578
U.S. Government-unbilled	71,276	63,141
Trade	14,496	14,818
Less allowance for doubtful accounts	(3,358)	(3,574)

	$427,628	$387,963

Inventories:
Materials	$9,590	$8,448
Work-in-process	18,656	15,554
Finished goods	5,597	5,403

	$33,843	$29,405

        A summary of the utilization of exit and restructuring accruals during the quarter ended March 31, 2004 is as follows:

	Balance December 31, 2003	Cash paid	Change in Estimate	Balance March 31, 2004
Titan Systems restructuring:
Estimated facilities consolidation costs	$27,296	$(849)	$(1,392)	$25,055

Cayenta headquarters exit costs:
Lease commitment costs	625	(169)	—	456
Employee termination costs and other	7	(7)	—	—

	632	(176)	—	456

	$27,928	$(1,025)	$(1,392)	$25,511

        At March 31, 2004, $16.3 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $9.2 million are included in Other Non-current Liabilities. The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Supplemental Cash Flow Information

        Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2004	2003
Noncash investing and financing activities:
Shares contributed to employee benefit plans	$2,718	$3,567
Shares tendered for stock option exercises	128	—
Cash paid for interest	$4,761	$8,085
Cash paid for (refunds of) income tax	(509)	338

Note (7) Commitments and Contingencies

Legal Matters

  Governmental Investigation

        During the three months ended March 31, 2004, Titan learned of allegations that improper payments were made, or items of value were provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations were identified as part of internal reviews conducted with Lockheed Martin. Titan's board of directors established a committee of the board to oversee Titan's internal review of these matters. In connection therewith, the SEC has commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law. In addition, the Department of Justice has initiated a criminal inquiry in this matter. The government investigations are ongoing.

        Titan and Lockheed Martin have met with the SEC and the Department of Justice to discuss the allegations of improper payments and on March 25, 2004, met with the SEC and Department of Justice to discuss the preliminary findings of the reviews, which reviews the parties have announced are substantially complete. The parties have continued in discussions with the government since March 25, 2004. These discussions have focused primarily on three of Titan's business units: the Datron World Communications division; Titan's activities in Benin, conducted as part of Titan Wireless, a business unit that has been reported as part of Titan's discontinued operations since 2002; and Titan's operations in Saudi Arabia, conducted through the Titan Secure Systems division. If the government determines that unlawful payments were made, the government could take action against Titan and/or some of its employees. These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on Titan's ability to export products or enter into future U.S. government contracts. As part of their reviews, Lockheed Martin, Titan, the SEC and the Department of Justice also have been evaluating Titan's internal controls relating to these matters. Titan plans to discuss a settlement and resolution of these issues with the SEC and Department of Justice. As previously disclosed, Titan recorded a $3.0 million provision as of and for the year ended December 31, 2003, representing Titan's estimate of potential liabilities related to this matter. Although no change to the provision was made in the first quarter of 2004, Titan may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the provision.

        Completion of the merger with Lockheed Martin requires the satisfaction or waiver of the closing conditions set forth in the merger agreement. Among these is that Titan must obtain written confirmation that the Criminal Division of the Department of Justice considers its investigation of these allegations resolved and does not intend to pursue any claims against Titan, or Titan must have entered into a plea agreement with the Criminal Division of the Department of Justice and completed the sentencing process. In this regard, any plea agreement is subject to Lockheed Martin's consent, which may not be unreasonably withheld or delayed. Upon satisfaction of this condition, Lockheed Martin is not permitted to refuse to close the merger on the basis of claims that the facts and circumstances related to the internal review and government investigations, or any related proceedings, costs and expenses, have had a material adverse effect on Titan. The Criminal Division of the Department of Justice is not obligated to settle or resolve these matters on an expedited basis and may require additional investigation or other information before it is willing to settle or resolve the matters. Such settlement or resolution may not be completed within the time periods required under the merger agreement.

  Stockholder Class Actions

        Since April 2, 2004, two purported stockholder class action lawsuits have been filed against Titan and certain of its officers, asserting claims under the federal securities laws, which we refer to collectively as the federal securities actions. These federal securities actions were filed in the United States District Court for the Southern District of California. These cases include Janet Cheung v. The Titan Corporation, et al., No. CV 04-0701JAH(LSP) and Jack McBride v. The Titan Corporation, et al., No. CV 04-0676K(NLS).

        The federal securities actions purport to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The federal securities actions allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, which is referred to as the Exchange Act, and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. The federal securities actions are in their early stages and it is impossible to predict the outcome of these proceedings or their impact on Titan at this time. Titan believes the allegations against Titan and its officers are without merit and the Company intends to defend the claims vigorously.

        Since April 7, 2004, two purported stockholder class action complaints have been filed against certain Titan officers, asserting that these officers breached their fiduciary duties to Titan's stockholders. The complaints, which we refer to as the fiduciary duty actions, were filed in the Superior Court for the State of California in and for San Diego County. The cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345.

        The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the Foreign Corrupt Practices Act, by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement delivered on April 7, 2004.

  Other Legal Proceedings

        On January 23, 2004, Titan, together with its wholly-owned subsidiaries, Titan Wireless, Inc. and Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., Mundi development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California. The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.88 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. Titan believes that the claims of Gonzales Communications are without merit, and the Company intends to defend its position vigorously.

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, a former subsidiary of Titan, Dr. Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM(POR), a single purported class action for which an amended consolidated class action was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act of 1933, as amended, should be held liable under Section 11 of the Securities Act, because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. Titan believes the allegations against Titan and its directors in the amended complaint are without merit and the Company intends to defend the claims vigorously.

        On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, and a former Titan Wireless employee in San Diego Superior Court in San Diego, California. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct. The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets. The court denied Perimex's request for a preliminary injunction, sustained Titan's and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint. Perimex dismissed its complaint voluntarily without prejudice. On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages. Titan believes that Perimex's claims are without merit and intends to defend our position vigorously.

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

        In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. Titan is not aware of any illegal or inappropriate conduct, and is fully cooperating with the government's inquiries in these areas.

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

        Based upon current information available, in the opinion of management, the amount of ultimate liability or recovery with respect to these other actions and proceedings is not expected to materially affect Titan's consolidated financial position or results of operations taken as a whole. However, Titan's evaluation of the likely impact of these other actions and proceedings could change in the future, and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on Titan's results of operations or cash flows in a future period.

  SureBeam Matters

        Prior to and in connection with the spin-off of SureBeam Corporation, a former subsidiary of Titan, Titan and SureBeam entered into a number of agreements. Titan extended a $50 million senior secured revolving credit facility of which $25 million in principal was advanced and is outstanding as of March 31, 2004. The senior credit facility was secured by a lien on substantially all of SureBeam assets. In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam. The aggregate amount of the lease obligations Titan has guaranteed as of March 31, 2004 is approximately $18.4 million. The leases extend through periods ending in 2023. The aggregate amount due to Titan as of March 31, 2004, for future obligations under the sublease agreements for approximately 63,800 square feet for periods through 2010 is approximately $4.7 million.

        On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, Titan recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam's other indebtedness and obligations to us. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of assets provided to Titan under the settlement agreement with the SureBeam bankruptcy trustee described below. The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $9.0 million. The ultimate impairment is also dependent upon Titan's ability to mitigate its obligations under the facilities leases and lease guarantees through subleases and loan repayments from Hawaii Pride (as discussed below). The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $16.8 million. The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a tax allocation agreement. The actual amount of Titan's losses could be lower or higher than currently estimated depending on the proceeds received from the liquidation of SureBeam assets provided to Titan under the settlement agreement and the amount of net payments made under its leases and lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride.

        On April 5, 2004, the United States Bankruptcy Court for the Southern District of California approved the settlement agreement that Titan had entered into with the bankruptcy trustee of SureBeam Corporation and SB Operating Co LLC (SureBeam). This settlement provides for Titan to have immediate access to, and take legal title to, substantially all of the SureBeam assets. These assets include all equipment and inventory, patents, intellectual property, certain customer receivables, and leased and subleased properties. Titan agreed to exclude from the settlement agreement approximately $4 million in assets that will remain in the bankruptcy estate. The excluded assets consist of cash and two customer receivables.

        Titan intends to sell or otherwise dispose of the transferred assets, which is expected to partially satisfy the $25 million senior secured note owed to Titan by SureBeam, and Titan's guarantees of SureBeam facilities leases. Costs incurred, primarily legal and other professional fees, in the three months ended March 31, 2004, related to the bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation, were approximately $1.4 million, and are reflected on the Consolidated Income Statements in selling, general and administrative expenses.

        In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride's bank debt up to the greater of SureBeam's equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, WebBank. As of March 31, 2004, Titan has guaranteed approximately $1.1 million, or 19.9% of the current loan balance of $5.7 million. In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days. In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank. Through March 31, 2004, Titan has loaned approximately $0.3 million to Hawaii Pride under a new credit facility for a maximum amount of $0.45 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments. The new credit facility is secured by a second lien on Hawaii Pride's assets including real property and the facility. The lien is subordinate to the lien held by Hawaii Pride's bank, Web Bank. All amounts outstanding under this facility are required to be repaid by May 2005. In the impairment charge discussed above, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility.

        In connection with the license Titan purchased to use SureBeam's intellectual property, the remaining unamortized balance of $6.9 million at March 31, 2004, is reflected as a non-current asset in Other Assets in the consolidated balance sheet. The license is being amortized over a 15 year life, the average life of the related patents. The license was purchased in September 2001, and includes a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets. Titan utilizes this technology for its contract with the U.S. Postal Service to provide mail sanitization systems and has outstanding bids using these technology rights.

Note (8) Related Party Transactions

        In conjunction with Titan's exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless's outstanding warranty obligations. Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan. Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million. These fees were payable through mid 2004, the period over which Titan's warranty obligations exist on its existing customer contracts. In March 2004, Titan settled its remaining contractual liability to Geolutions, and no longer has outstanding warranty obligations concerning Titan Wireless. Titan has entered into a short-term time and materials contract for Geolutions to provide technical services related to certain equipment in Benin, Africa in conjunction with Titan's exit activities related to the contract with the OPT (see Note 4).

Note (9) Guarantor Condensed Consolidating Financial Statements

        As discussed in Note 5, on May 15, 2003, Titan sold $200 million of 8% senior subordinated notes in a private placement. We used the net proceeds from the issuance of the 8% senior subordinated notes, plus borrowings of $50 million made under our revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

        Following are consolidating condensed balance sheets as of March 31, 2004 (unaudited) and December 31, 2003, and unaudited statements of operations for the three months ended March 2004 and 2003, and statements of cash flows for the three months ended March 31, 2004 and 2003 for the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as defined below. The following consolidated condensed financial statements present financial information for:

        Parent: The Titan Corporation on a stand-alone basis.

        Guarantor Subsidiaries: All directly and indirectly owned domestic subsidiaries of Parent other than Cayenta Inc. on a stand-alone basis.

        Non-Guarantor Subsidiaries: Cayenta Inc., and all direct and indirect subsidiaries of Parent that are not organized under the laws of the United States, any state of the United States or the District of Columbia and that conduct substantially all business operations outside the United States.

        Reclassifications and Eliminations: Entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

        The Titan Corporation and Subsidiaries: The financial information for The Titan Corporation on a condensed consolidated basis.

        The classification of operating entities within each of the columns is based on the legal status of the entity as of March 31, 2004. Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of March 31, 2004 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$439,423	$13,384	$7,694	$(1,653)	$458,848

Costs and expenses:
Cost of revenues	367,454	11,102	8,233	(1,603)	385,186
Selling, general and administrative	34,311	2,162	1,354	—	37,827
Research and development	3,252	241	—	—	3,493
Merger-related costs	17,579	—	—	—	17,579

Total costs and expenses	422,596	13,505	9,587	(1,603)	444,085

Operating profit (loss)	16,827	(121)	(1,893)	(50)	14,763
Interest expense	(9,116)	(19)	—	—	(9,135)
Interest income	163	—	—	—	163
Gain (loss) on sale of assets	863	(300)	—	—	563

Income (loss) from continuing operations before income taxes	8,737	(440)	(1,893)	(50)	6,354
Income tax provision (benefit)	3,845	(194)	(833)	(22)	2,796

Income (loss) from continuing operations	4,892	(246)	(1,060)	(28)	3,558
Income (loss) from discontinued operations, net of taxes	(116)	(592)	209	—	(499)

Earnings (loss) before equity in losses of subsidiaries	4,776	(838)	(851)	(28)	3,059
Equity in losses of subsidiaries	(1,689)	—	—	1,689	—

Net earnings (loss)	$3,087	$(838)	$(851)	$1,661	$3,059

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$360,845	$9,132	$7,926	$(23)	$377,880

Costs and expenses:
Cost of revenues	302,788	6,947	5,561	(20)	315,276
Selling, general and administrative	35,450	2,255	1,812	—	39,517
Research and development	1,875	493	—	—	2,368

Total costs and expenses	340,113	9,695	7,373	(20)	357,161

Operating profit (loss)	20,732	(563)	553	(3)	20,719
Interest expense	(8,073)	(25)	(1)	—	(8,099)
Interest income	607	—	5	—	612

Income (loss) from continuing operations before income taxes	13,266	(588)	557	(3)	13,232
Income tax provision (benefit)	5,306	(235)	223	(1)	5,293

Income (loss) from continuing operations	7,960	(353)	334	(2)	7,939
Loss from discontinued operations, net of taxes	—	(702)	(236)	—	(938)

Income (loss) before equity in earnings (losses) of subsidiaries	7,960	(1,055)	98	(2)	7,001
Equity in earnings (losses) of subsidiaries	(957)	—	—	957	—

Net income (loss)	$7,003	$(1,055)	$98	$955	$7,001

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of March 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$16,921	$(1,154)	$(15)	$—	$15,752
Accounts receivable—net	387,298	12,705	27,625	—	427,628
Inventories	24,952	473	8,418	—	33,843
Prepaid expenses and other	21,812	1,895	278	(50)	23,935
Deferred income taxes	88,990	—	—	—	88,990
Current assets of discontinued operations	—	46,624	8,184	—	54,808

Total current assets	539,973	60,543	44,490	(50)	644,956
Property and equipment, net	38,733	18,891	11,202	—	68,826
Goodwill	475,325	4,136	59	—	479,520
Other assets—net	68,861	82	72	—	69,015
Deferred income taxes	62,781	—	—	—	62,781
Intercompany investments, advances and liabilities—net	346,770	(181,327)	(165,443)	—	—

Total assets	$1,532,443	$(97,675)	$(109,620)	$(50)	$1,325,098

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	80,353	5,284	1,230	—	86,867
Current portion of long-term debt	1,120	—	—	—	1,120
Accrued compensation and benefits	77,094	1,794	1,836	—	80,724
Other accrued liabilities	100,988	3,630	2,323	—	106,941
Current liabilities of discontinued operations	444	11,098	4,199	—	15,741

Total current liabilities	263,499	21,806	9,588	—	294,893

Long-term portion of amounts outstanding under line of credit	371,250	—	—	—	371,250
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	705	—	—	—	705
Other non-current liabilities	48,832	—	5,254	—	54,086
Non-current liabilities of discontinued operations	945	32,307	416	—	33,668
Stockholders' equity (deficit)	647,212	(151,788)	(124,878)	(50)	370,496

Total liabilities and equity	$1,532,443	$(97,675)	$(109,620)	$(50)	$1,325,098

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$25,861	$(852)	$1,965	$—	$26,974
Accounts receivable—net	348,940	11,662	27,361	—	387,963
Inventories	20,217	2,352	6,836	—	29,405
Prepaid expenses and other	23,556	400	296	(208)	24,044
Deferred income taxes	91,272	—	—	—	91,272
Current assets of discontinued operations	—	46,584	8,185	—	54,769

Total current assets	509,846	60,146	44,643	(208)	614,427
Property and equipment, net	40,169	13,683	11,939	—	65,791
Goodwill	475,428	4,136	59	—	479,623
Other assets—net	59,687	8,321	5	—	68,013
Deferred income taxes	62,781	—	—	—	62,781
Intercompany investments, advances and liabilities—net	341,117	(175,474)	(165,643)	—	—

Total assets	$1,489,028	$(89,188)	$(108,997)	$(208)	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	78,994	9,387	2,902	—	91,283
Current portion of long-term debt	863	—	—	—	863
Accrued compensation and benefits	77,959	2,555	1,309	—	81,823
Other accrued liabilities	90,242	3,330	1,767	—	95,339
Current liabilities of discontinued operations	368	13,692	4,723	—	18,783

Total current liabilities	251,926	28,964	10,701	—	291,591

Long-term portion of amounts outstanding under line of credit	341,250	—	—	—	341,250
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	988	—	—	—	988
Other non-current liabilities	47,360	491	3,200	—	51,051
Non-current liabilities of discontinued operations	1,041	32,307	998	—	34,346
Stockholders' equity (deficit)	646,463	(150,950)	(123,896)	(208)	371,409

Total liabilities and equity	$1,489,028	$(89,188)	$(108,997)	$(208)	$1,290,635

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$4,892	$(246)	$(1,060)	$(28)	$3,558
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations	(21,257)	(4,602)	(136)	28	(25,967)

Net cash used for continuing operations	(16,365)	(4,848)	(1,196)	—	(22,409)

Income (loss) from discontinued operations	(116)	(592)	209	—	(499)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(493)	(2,634)	(649)	—	(3,776)

Net cash used for discontinued operations	(609)	(3,226)	(440)	—	(4,275)

Net cash used for operating activities	(16,974)	(8,074)	(1,636)	—	(26,684)

Cash Flows from Investing Activities:
Capital expenditures	(3,267)	(5,595)	(8)	—	(8,870)
Proceeds from sale of investments and net assets	2,494	386	—	—	2,880
Earnout payment related to prior year acquisition	(1,781)	—	—	—	(1,781)
Other investments	(17)	—	—	—	(17)
Proceeds (payments) on intercompany investments, advances and liabilities	(12,831)	13,031	(200)	—	—
Other	563	—	—	—	563

Net cash provided by (used for) investing activities	(14,839)	7,822	(208)	—	(7,225)

Cash Flows from Financing Activities:
Additions to debt	30,000	—	—	—	30,000
Retirement of debt	(26)	—	—	—	(26)
Preferred stock redemption	(12,518)	—	—	—	(12,518)
Proceeds from exercise of stock options and other	5,632	—	—	—	5,632
Dividends paid	(190)	—	—	—	(190)
Other	(25)	(50)	(5)	—	(80)

Net cash provided by (used for) financing activities	22,873	(50)	(5)	—	22,818

Effect of exchange rate changes on cash	—	—	(131)	—	(131)

Net decrease in cash and cash equivalents	(8,940)	(302)	(1,980)	—	(11,222)
Cash and cash equivalents at beginning of year	25,861	(852)	1,965	—	26,974

Cash and cash equivalents at end of period	$16,921	$(1,154)	$(15)	$—	$15,752

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$7,748	$(353)	$546	$(2)	$7,939
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations	13,220	(9,995)	(5,540)	2	(2,313)

Net cash provided by (used for) continuing operations	20,968	(10,348)	(4,994)	—	5,626

Loss from discontinued operations	—	(702)	(236)	—	(938)
Adjustments to reconcile loss from discontinued operations to cash provided by (used for) discontinued operations	(1,023)	803	(860)	—	(1,080)

Net cash provided by (used for) discontinued operations	(1,023)	101	(1,096)	—	(2,018)

Net cash provided by (used for) operating activities	19,945	(10,247)	(6,090)	—	3,608

Cash Flows from Investing Activities:
Capital expenditures	(2,235)	(241)	(24)	—	(2,500)
Other investments	(62)	—	—	—	(62)
Proceeds (payments) on intercompany investments, advances and liabilities	(16,700)	10,278	6,422	—	—
Other	67	6	16	—	89

Net cash provided by (used for) investing activities	(18,930)	10,043	6,414	—	(2,473)

Cash Flows from Financing Activities:
Retirements of debt	(220)	—	—	—	(220)
Decrease in restricted cash	259	—	—	—	259
Proceeds from stock issuances	1,233	—	—	—	1,233
Dividends paid	(172)	—	—	—	(172)
Other	16	(64)	(16)	—	(64)

Net cash provided by (used for) financing activities	1,116	(64)	(16)	—	1,036

Effect of exchange rate changes on cash	—	—	17	—	17

Net increase (decrease) in cash and cash equivalents	2,131	(268)	325	—	2,188
Cash and cash equivalents at beginning of year	33,390	793	(60)	—	34,123

Cash and cash equivalents at end of period	$35,521	$525	$265	$—	$36,311

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

        Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit. Of our total revenues from our government business in 2003, approximately 39% were generated by time and materials contracts, approximately 44% were generated by cost reimbursement contracts and approximately 17% were generated by fixed-price contracts.

Proposed Merger with Lockheed Martin

        On April 7, 2004, Titan and Lockheed Martin Corporation (Lockheed Martin) amended their merger agreement to provide that Lockheed Martin will pay $20.00 in cash in exchange for each outstanding share of Titan common stock and $20.00 minus the exercise price for each outstanding option and warrant. The reduction in the merger consideration payable to Titan stockholders from $22 per share was the result of negotiations initiated by Lockheed Martin in connection with the facts and circumstances related to, and information identified during, the previously disclosed Titan and Lockheed Martin internal reviews, and related Securities and Exchange Commission (SEC) investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law (see Note 7 to the Consolidated Financial Statements). Under the amended merger terms, it is a condition to closing that Titan either must have obtained written confirmation that the Criminal Division of the DOJ considers its criminal inquiry resolved and does not intend to pursue any claims against Titan relating to the matters above, or must have entered into a plea agreement with the Criminal Division of the DOJ and completed the sentencing process. Upon satisfaction of this condition, Lockheed Martin may not claim that the facts and circumstances discussed above, or the related proceedings, costs and expenses, have had a material adverse effect on Titan.

        Titan's board received and considered a new opinion from Relational Advisors LLC, Titan's financial advisor, regarding the fairness, from a financial point of view, of the cash consideration of $20.00 per share to be received by Titan's stockholders in the merger. Titan's board also carefully considered other matters related to the amended merger terms and, despite the reduction in merger consideration payable, unanimously determined that the merger with Lockheed Martin, on the amended terms, is advisable, fair to and in the best interests of Titan stockholders.

        The revised merger agreement provides that if the merger is not completed on or before June 25, 2004, either Lockheed Martin or Titan may terminate the merger agreement, provided that the party seeking to terminate the agreement is not then in material breach of its obligations under the merger agreement in a manner that has contributed to the failure to complete the merger by such date. Under certain limited circumstances, the date may be extended to a date as late as September 24, 2004.

        Titan must also obtain a waiver or amendment to remove certain restrictive covenants of its $200 million subordinated notes as a condition to close. In connection with Titan's consent solicitation activities, the subordinated notes will be amended effective upon the closing of the merger. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the impact of the proposed merger on Titan's outstanding debt.

RESULTS OF OPERATIONS

Revenues

        Consolidated revenues for the first quarter increased from $377.9 million in 2003 to $458.8 million in 2004, a 21% increase. Revenues in 2004 increased due to the increased work on several existing contracts as well as work on new contracts. Significant growth was attributed to increased revenues of approximately $37.7 million on two intelligence-related contracts. Also, two enterprise information technology contracts supporting Department of Defense (DoD) military and intelligence operations contributed increased revenues of approximately $8.1 million. One of Titan's development contracts for the Navy contributed approximately $3.7 million to the year-over-year revenue increase. The acquisition of Advent Systems in the fourth quarter of 2003 contributed an aggregate of approximately $4.3 million to the total revenue increase. The increase in revenues from Advent was offset by reductions in revenue resulting from two asset sale transactions in the first quarter of 2004. One asset sale was related to certain contracts providing scientific engineering and technical assistance (SETA) support to the DoD, which were sold due to an organizational conflict of interest with Lockheed Martin Corporation in anticipation of the proposed merger. The other asset sale was completed as part of our ongoing strategy to divest non-core assets and operations. See Note 6 to the Consolidated Financial Statements.

Selling, General and Administrative

        Our SG&A expenses decreased from $39.5 million in the first quarter of 2003 to $37.8 million in the first quarter of 2004, a 4.3% decrease. As a percentage of revenues, SG&A decreased from 10.5% of revenues in the quarter ended March 31, 2003 to 8.2% in the quarter ended March 31, 2004. The decrease is primarily attributable to overall increased economies of scale with higher revenues, as well as cost reductions and facilities consolidation activities executed in 2002 and 2003. Our SG&A expense in the first quarter of 2004 also included $1.4 million in legal and other professional fees related to the SureBeam bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation.

Research and Development

        Our R&D expenses increased year-to-year, from $2.4 million in the first quarter of 2003 to $3.5 million in the first quarter of 2004. As a percentage of revenues, R&D expenses remained at less than 1% in both years.

        R&D expenses in the first quarter of 2003 were incurred primarily on the Company's development of low cost radar systems, satellite communications modems and signal intelligence technologies. R&D expenses in the first quarter of 2004 were incurred primarily in the Company's development of a high speed modem, and continued development of radar systems and other communications and signal intelligence technologies.

Merger-Related Costs

        In the three months ended March 31, 2004, Titan incurred approximately $17.6 million in legal, investment banking, accounting, printing and other professional fees and costs related to the planned merger, which are reflected as merger-related costs in the accompanying consolidated income statements. Approximately $11.9 million of these costs were associated with the comprehensive internal review being conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the Department of Justice and the investigation by the Securities and Exchange Commission. Also included in merger-related costs are approximately $5.7 million of costs, related to the merger transaction itself, including the exchange offer and consent solicitation for Titan's senior subordinated notes and the redemption of Titan's preferred stock, both of which are conditions to close the proposed merger.

Operating Profit

        Our operating profit decreased from of $20.7 million in the three months ended March 31, 2003 to $14.8 million in the three months ended March 31, 2004. Included in the operating results for the quarter ended March 31, 2004 are merger-related costs of approximately $17.6 million discussed above. We expect to continue to incur significant merger-related costs in the second quarter of 2004. The year over year decrease in overall operating profit was primarily due to the merger-related costs incurred in the first quarter of 2004, partially offset by the increase in revenues discussed above, as well as cost reduction measures initiated by Titan in 2002 and 2003.

Interest Expense, Net

        Our net interest expense increased from $7.5 million in the first quarter of 2003 to $9.0 million in the first quarter of 2004, due primarily to the higher interest rate on Titan's senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced. The three months in 2003 also included interest income of $0.5 million related to the line of credit advanced to SureBeam. Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $354.3 million for the three months ended March 31, 2003, at a weighted average interest rate of 4.68%, compared to $354.0 million in the three months ended March 31, 2004, at a weighted average interest rate of 4.80%.

Gain on Sale of Assets

        The net gain on sale of assets represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the pending merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of our ongoing strategy to divest non-core assets and operations.

Income Taxes

        Consolidated income taxes reflect effective rates of 40% in the quarter ended March 31, 2003, and 44% in the quarter ended March 31, 2004. The rates in both years reflect the expected provision rates for each of the full fiscal years at the end of each of those periods. The expected tax provision rates are impacted by estimated changes in the annual book income and the estimated tax deductibility of certain operating expenses. The increased rate in 2004 primarily reflects the non-deductibility of a portion of the merger-related costs.

Loss From Discontinued Operations

        In the quarter ended March 31, 2003, loss from discontinued operations was $0.9 million, net of a tax benefit of $0.5 million. The net loss was related to net operating losses of $0.3 million, $0.4 million and $0.2 million in the Company's Titan Wireless, LinCom Wireless, and commercial information technology businesses, respectively.

        In the quarter ended March 31, 2004, loss from discontinued operations was $0.5 million, net of a tax benefit of $0.5 million. The net loss related to net operating losses of $0.5 million in the Company's Titan Wireless business, $0.2 million in wind-down costs of other Titan Technologies businesses, and to net operating income of $0.2 million in the Company's commercial information technology business.

Net Income

        In the quarter ended March 31, 2003, we reported net income of $7.0 million, compared to net income of $3.1 million in the quarter ended March 31, 2004. Loss from discontinued operations was $0.9 million in the quarter ended March 31, 2003, compared to $0.5 million in the quarter ended March 31, 2004. Included in the results for the quarter ended March 31, 2004 are pre-tax merger-related costs of $17.6 million and costs of $1.4 million related to SureBeam.

LIQUIDITY AND CAPITAL RESOURCES

        Titan used cash of approximately $22.4 million from our continuing operations during the three months ended March 31, 2004, primarily resulting from a net increase in receivable balances of approximately $41.9 million. The increase in accounts receivable balances primarily reflects longer payment cycles on certain contracts and a customer-mandated temporary change from electronic billing to manual billing for Titan's largest contract. Titan believes more normalized payment cycles will be restored in the second and third quarters of 2004, with a consequential beneficial effect on accounts receivable balances and outstanding bank debt. Our investing activities used net cash of approximately $7.2 million, primarily for capital expenditures of $8.8 million. Our capital expenditures were higher in the quarter ended March 31, 2004 than in prior quarters due to substantial expenditures incurred related to our new facility in northern Virginia which consolidates several operations in the greater Washington, D.C. area. Financing activities provided $22.8 million, primarily from the increase in our senior credit facility of $30 million. Proceeds from stock issuances, primarily the exercise of stock options, provided $5.6 million. These increases were partially offset by the use of approximately $12.5 million in cash for the redemption of our cumulative convertible preferred stock made in conjunction with the proposed merger with Lockheed Martin Corporation.

        At March 31, 2004, total borrowings under our senior credit facility were $374.8 million at a weighted average interest rate of 4.43%. Commitments under letters of credit, which reduce availability under our senior credit facility, were $10 million at March 31, 2004, resulting in $95 million of borrowing availability on the senior revolver at March 31, 2004. Of the total borrowings, $3.5 million was short-term. At March 31, 2004, Titan was in compliance with all financial covenants.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with Titan's current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness.

        In connection with its proposed merger with Lockheed Martin, on February 11, 2004, Titan commenced an offer to exchange the existing Notes for a new series of substantially identical 8% senior subordinated notes registered under the Securities Act of 1933 and a consent solicitation relating to proposed amendments to the indenture governing the Notes and the termination of the registration rights agreement Titan delivered in May 2003 for the benefit of the holders of the Notes. On February 25, 2004, Titan announced that it had successfully completed the consent solicitation. As a result, Titan has entered into a supplemental indenture with the indenture trustee to effect the proposed amendments to the indenture and the registration rights agreement relating to the Notes. If the merger is completed, Lockheed Martin will guarantee Titan's obligations as the obligor of the new notes. If the merger is not completed, the amendments will not become operative and Lockheed Martin will not become a guarantor of the Notes. Until that time, the indenture and the registration rights agreement, without giving effect to the proposed amendments, will continue to govern Titan's obligations.

        Titan announced on April 23, 2004, that it has further extended its exchange offer. The exchange offer will now expire on June 4, 2004, unless further extended. Titan intends to further extend the expiration date as necessary so that the exchange offer expires on the day before the closing of the merger.

        In light of this further extension of the expiration date, Titan has amended the terms of the exchange offer to permit holders of notes to withdraw their tenders of outstanding notes at any time before the expiration of the exchange offer. A withdrawal of notes will not have any effect on consents delivered in connection with Titan's consent solicitation, which are irrevocable as a result of the successful completion of the consent solicitation on February 25, 2004, nor will a withdrawal affect the right of holders who validly tendered and delivered consents on or prior to February 25, 2004 to receive a consent fee equal to 1.0% of the principal amount of the Notes validly tendered if the merger is completed.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing Notes began to accrue in October 2003 when Titan did not complete an exchange offer required under the registration rights agreement. Titan did not complete the exchange offer because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages will continue to accrue, at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing notes up to a maximum of 2.00%, until the exchange offer described above is completed. The balance accrued at March 31, 2004 is $0.3 million. If the merger does not close for any reason, then Titan will nevertheless seek to complete the exchange offer to satisfy its obligations under the registration rights agreement.

        Titan used $4.3 million for discontinued operations in the first three months of 2004 due primarily to payments for vendor and lease obligations, exit costs, and for operating losses.

        Deferred costs and expenses of $7.8 million related to the senior credit facility are included in Other Assets at March 31, 2004 and will be amortized over the remaining term of the senior credit facility. Deferred costs and expenses of $5.6 million related to the issuance of the Notes are also included in Other Assets at March 31, 2004, and will be amortized over the term of the Notes.

        Except as discussed related to SureBeam in Note 7 to the Consolidated Financial Statements, "Commitments and Contingencies", there are no Titan guarantees of debt, either directly or indirectly, other than approximately $1.4 million of equipment financing associated with Titan's former investment in Ivoire Telecom.

        In relation to our acquisition of International Systems in 2002, additional consideration may be payable through 2011 based upon earnings level achieved. As of March 31, 2004, approximately $0.7 million additional consideration was accrued for earnings in 2003, which was paid in April 2004. In addition, in relation to our acquisition of Wave Science, additional consideration of approximately $1.8 million was accrued as of December 31, 2003, and has been paid in the first quarter of 2004.

        In relation to the ongoing investigation by the SEC and Department of Justice into whether payments involving international consultants were made in violation of applicable law, we may be required to pay certain liabilities in the future related to this matter. We recorded a $3 million provision in the quarter ended December 31, 2003, representing our estimate of potential liabilities related to this matter. There was no adjustment to this provision in the quarter ended March 31, 2004. The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations and associated liabilities if any, could be different from the amount currently estimated. We also expect to continue to incur legal, accounting and other professional fees in connection with the ongoing government investigation. Refer to Note 7 to the Consoldiated Financial Statements for further discussion.

        We plan to finance our operations and working capital from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the payment of additional consideration on acquisitions, potential liabilities related to the current government investigation and working capital requirements for at least the next twelve months if the proposed merger with Lockheed Martin is not consummated. Under the merger agreement, we are prohibited from raising additional capital. Should the merger be delayed or terminated, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

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

        Revenue adjustments and allowance for doubtful accounts.    We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are recorded as an allowance for doubtful accounts and included in bad debt expense. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and our customers' credit-worthiness. We also record reserves against receivables for estimated adjustments to revenue that may result from changes in expected government funding on certain of our contracts and adjustments that may arise from audits by the Defense Contract Audit Agency (DCAA) of certain of our government contracts. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss. The likelihood of a material loss to Titan on an uncollectible account in our discontinued operations would be principally dependent on a deterioration in economic and/or political conditions in a particular country, such as Benin, Africa, in which our receivables due from the government controlled phone company of Benin may be impacted by such an event, or in the Middle East, in which our receivables due from a government agency in the Middle East may be impacted by political conditions.

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

        Determining impairment losses on non-marketable securities.    We evaluate our investment in non-marketable securities taking into consideration the financial condition of the investee, the near-term prospects of the investee, including the opportunities in the region and industry of the investee, changes in technology, the progress of the investee in achieving operational milestones according to its operating plan, and indications of implied fair value as a result of recent financing transactions. We also evaluate various alternatives relative to realizing the value of our investment. Factors that would influence the likelihood of a material change in our evaluation of whether there is a decline other than temporary include significant changes in the investee's ability to generate positive cash flow, a significant change in technology, loss of legal ownership or title to the asset or a significant decline in the economic and competitive environment on which the investee depends.

        Impairment charge related to SureBeam.    We estimated the impairment charge recorded in 2003 related to SureBeam based upon assumptions we made regarding estimated proceeds we expect to recover from the liquidation of assets provided to us under the settlement agreement with the SureBeam bankruptcy trustee. We estimated these proceeds based upon discounted sales values we believe the SureBeam equipment and inventory, primarily electron beam systems and other related components, can be sold for to third parties. We based these discounted sales values on recent sales prices as well as preliminary indications of interest from third parties. We evaluated the obligations due under the guarantee and lease agreements by taking into consideration the estimated sublease income and cash flows anticipated from all sources. We estimated the net amounts owed under the facilities lease agreements and lease guarantees issued on behalf of SureBeam by taking into consideration the estimated sublease income based on current market lease property values. Related to the bank guarantee we issued on behalf of Hawaii Pride, we evaluated the estimated cash flow to be generated from the operations of Hawaii Pride to determine the estimated amount that we may be required to loan to Hawaii Pride to enable it to make its debt payments. We did not take into consideration the potential proceeds resulting from a sale of the intellectual property of SureBeam.

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

        Benefit plans.    We provide for limited postretirement medical benefit obligations of operations discontinued in prior years for former employees and our Chairman, President and Chief Executive Officer. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs—all assumptions our actuaries rely upon in preparing their estimates for us. Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these postretirement benefit obligations. As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these postretirement obligations.

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

        Revenue recognition.    We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as costs are incurred or as output measures are identified, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In 2003, approximately 20% of our total revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method. The remaining 80% of our revenues in 2003 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

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

        Accounting for business combinations.    In relation to our allocation of purchase price to the fair value of assets acquired and contingencies assumed in acquisitions accounted for as purchase transactions, management makes estimates of such amounts as the fair value of assets and contingencies assumed. To the extent that the actual values or contingencies may differ from the estimates used, our allocation of purchase price may differ, which may result in a change to the amount of goodwill and/or purchased intangibles. Generally, management also obtains an independent purchase valuation to assist in its purchase price allocation.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Priate Securities Litigation Reform Act of 1995:

        Some of the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise contained in this report that are not historical facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements relate to future events or our future financial and/or operating performance and can be generally identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "possible," "continue," or "opportunity," the negative of these words or words of similar import. Similarly, statements that describe our reserves or provisions, our estimates, and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business and so are subject to risks and uncertainties, including those risks and uncertainties identified below, that could cause our actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties also include, without limitation, those referred to under "Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003, those risks set forth in our definitive proxy statement for the special meeting of stockholders to consider the proposed merger with Lockheed Martin that was filed on Schedule 14A with the SEC and risks discussed in other reports filed by us with the SEC. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this report.

        Factors that may affect the accuracy of the forward looking information, include the following:

  •
  the outcome of any existing or future government proceedings, investigations or inquiries arising out of the allegations of improper payments involving Titan's international consultants;

  •
  the risk that we may not satisfy all of the conditions to closing of the proposed merger with Lockheed Martin, including receiving the required approval of stockholders of Titan and obtaining the required written confirmation or plea agreement and sentencing with the Criminal Division of the Department of Justice;

  •
  our ability to recover the estimated amounts from the liquidation of SureBeam assets and our ability to mitigate our obligations under leases, lease guarantees and other guarantees incurred for SureBeam;

  •
  our dependence on continued funding of, and awards of contract recompetes, for the Department of Defense and federal civilian agencies, including the continued demand, and our ability to supply that demand, for our services under contracts such as the linguists contract that support the United States military efforts in Iraq and Afghanistan;

  •
  our dependence upon the ability to identify, attract and retain qualified technical and management personnel while the merger is pending with Lockheed Martin;

  •
  recruitment and retention risks relating to our higher risk job locations such as Iraq and Afghanistan; and

  •
  risks relating to the discontinuation of certain of our commercial businesses, including the risk that amounts recouped will be less than expected and exit costs may exceed expectations.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report. Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2004.

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

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1.    Legal Proceedings.

        See Note 7 of the Notes to Consolidated Financial Statements.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        On March 15, 2004, the Company redeemed all outstanding shares of its cumulative convertible preferred stock pursuant to the Company's redemption right in its certificate of incorporation. The redemption was a condition to the close of the Company's proposed merger with Lockheed Martin. The redemption was announced on February 9, 2004, for redemption on March 15, 2004, at $20 per share plus cumulative dividends in arrears.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 15, 2004	625,846	$20.00	625,846	-0-

Item 4.    Submission of Matters to a Vote of Security Holders

        At the special Meeting of Stockholders of The Titan Corporation held on March 16, 2004, to consider the proposed merger with Lockheed Martin, the following votes were cast for adjournment:

Affirmative	42,238,436
Negative	11,542,593
Abstaining	2,296,138

        At the special Meeting of Stockholders of The Titan Corporation held on April 12, 2004, to consider the proposed merger with Lockheed Martin, the following votes were cast for adjournment:

Affirmative	42,238,436
Negative	11,542,593
Abstaining	2,296,138

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

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.
During the three months ended March 31, 2004, and through the date of this filing, the Company filed the following Forms 8-K and 8-K/A:

  (1)
  Current Report on Form 8-K dated February 11, 2004, and filed on February 17, 2004, to furnish disclosure pursuant to "Item 11. Executive Compensation" concerning the temporary suspension of trading under the Company's Employee Benefit Plans.

  (2)
  Current Report on Form 8-K dated February 13, 2004, to furnish disclosure pursuant to "Item 5. Other Events and Required FD Disclosure" regarding the Company's announcement that the U.S. Securities and Exchange Commission had commenced an investigation into whether payments made pursuant to certain agreements between Titan and international consultants were made in violation of applicable law.

  (3)
  Current Report on Form 8-K dated February 23, 2004, to furnish Regulation FD disclosure pursuant to "Item 12. Results of Operations and Financial Condition" in accordance with the Securities and Exchange Commission's Releases Nos. 33-8216 and 34-47583.

  (4)
  Current Report on form 8-K dated March 10, 2004, to furnish information pursuant to "Item 5. Other Events" to provide updated information in connection with the Company's proposed merger with Lockheed Martin Corporation.

  (5)
  Current Report on Form 8-K dated March 11, 2004, to furnish information pursuant to "Item 5. Other Events" regarding the Company's announcement regarding a delay in the proposed merger with Lockheed Martin Corporation and to file the amended merger agreement.

  (6)
  Current Report on Form 8-K dated March 19, 2004, to furnish information pursuant to "Item 11. Temporary Suspension of Trading Under Registrant's Employee Benefit Plans" concerning the temporary suspension of trading under the Company's Employee Benefit Plans.

  (7)
  Current Report on Form 8-K dated April 7, 2004, to furnish information under "Item 5. Other Events and Required FD Disclosure" related to the announcement that on April 7, 2004, The Titan Corporation and Lockheed Martin Corporation issued a press release announcing the amendment of their merger agreement.

  (8)
  Current Report on Form 8-K dated April 19, 2004, to furnish information under "Item 5. Other Events and Required FD Disclosure" related to the announcement that on April 19, 2004, Brian J. Clark had been appointed Vice President and Controller.

  (9)
  Current Report on Form 8-K dated May 3, 2004, to furnish Regulation FD disclosure pursuant to "Item 12. Results of Operations and Financial Condition" in accordance with the Securities and Exchange Commission's Releases Nos. 33-8216 and 34-47583.

  (10)
  Current Report on Form 8-K/A dated May 6, 2004, to furnish Regulation FD disclosure pursuant to "Item 12. Results of Operations and Financial Condition" in accordance with the Securities and Exchange Commission's Releases Nos. 33-8216 and 34-47583.

THE TITAN CORPORATION
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
THE TITAN CORPORATION CONSOLIDATED INCOME STATEMENTS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands of dollars, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 (in thousands, except share and per share data, or as otherwise noted)
  Note (1) Basis of Financial Statement Presentation
  Note (2) Proposed Merger with Lockheed Martin Corporation
  Note (3) Redemption of Cumulative Convertible Preferred Stock
  Note (4) Discontinued Operations
  Note (5) Debt
  Note (6) Other Financial Information
  Note (7) Commitments and Contingencies
  Note (8) Related Party Transactions
  Note (9) Guarantor Condensed Consolidating Financial Statements
THE TITAN CORPORATION
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION THE TITAN CORPORATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
THE TITAN CORPORATION SIGNATURES