Form 10-Q
period 2004-06-30
TITAN CORP
filed 2004-08-09
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒    No ☐

        The number of shares of registrant's common stock outstanding at July 28, 2004, was 84,363,678.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$514,932	$433,934	$968,954	$808,162

Costs and expenses:
Cost of revenues	438,082	362,077	820,354	673,992
Selling, general and administrative	38,235	38,316	74,140	76,817
Research and development	4,695	2,041	8,113	4,066
Merger, investigation and settlement costs (Note 2)	34,332	—	51,911	—
Asset impairment charges (Note 3)	22,695		22,695	—

Total costs and expenses	538,039	402,434	977,213	754,875

Operating profit (loss)	(23,107)	31,500	(8,259)	53,287
Interest expense	(9,158)	(8,663)	(18,274)	(16,738)
Interest income	240	819	403	1,431
Debt extinguishment costs (Note 6)	—	(12,423)	—	(12,423)
Net gain on sale of assets (Note 7)	—	—	563	—

Income (loss) from continuing operations before income taxes	(32,025)	11,233	(25,567)	25,557
Income tax provision (benefit)	(2,596)	4,566	241	10,326

Income (loss) from continuing operations	(29,429)	6,667	(25,808)	15,231
Loss from discontinued operations, net of tax benefit (Note 5)	(37,123)	(802)	(37,685)	(2,365)

Net income (loss)	(66,552)	5,865	(63,493)	12,866
Dividend requirements on preferred stock	—	(172)	(190)	(344)

Net income (loss) applicable to common stock	$(66,552)	$5,693	$(63,683)	$12,522

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$0.08	$(0.31)	$0.19
Loss from discontinued operations, net of tax benefit	(0.44)	(0.01)	(0.45)	(0.03)

Net income (loss)	$(0.79)	$0.07	$(0.76)	$0.16

Weighted average shares	83,970	79,258	83,347	78,947

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$0.08	$(0.31)	$0.18
Loss from discontinued operations, net of tax benefit	(0.44)	(0.01)	(0.45)	(0.03)

Net income (loss)	$(0.79)	$0.07	$(0.76)	$0.15

Weighted average shares	83,970	81,372	83,347	81,329

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,427	$26,974
Accounts receivable—net	435,066	381,265
Inventories	21,002	21,430
Prepaid expenses and other	31,759	23,702
Deferred income taxes	103,630	91,272
Current assets of discontinued operations (Note 5)	38,924	69,784

Total current assets	655,808	614,427
Property and equipment—net	49,472	52,508
Goodwill	462,811	462,909
Intangible assets	21,944	29,949
Other assets—net	41,676	36,176
Deferred income taxes	62,781	62,781
Non-current assets of discontinued operations (Note 5)	5,304	31,885

Total assets	$1,299,796	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	92,524	90,086
Current portion of long-term debt	1,102	863
Accrued compensation and benefits	74,899	81,332
Other accrued liabilities	116,573	93,129
Current liabilities of discontinued operations (Note 5)	21,584	22,681

Total current liabilities	310,182	291,591

Long-term portion of amounts outstanding under line of credit	390,375	341,250

Senior subordinated notes	200,000	200,000

Other long-term debt	508	988

Other non-current liabilities	54,956	50,352

Non-current liabilities of discontinued operations (Note 5)	31,215	35,045

Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $0 and $13,700 liquidation preference, designated 1,068,102 shares: -0-and 686,829 shares issued and outstanding	—	687
Series A junior participating: designated 1,000,000 authorized shares: None issued	—	—
Common stock: $.01 par value, authorized 200,000,000 shares, issued and outstanding: 84,624,156 and 82,182,250 shares	846	822
Capital in excess of par value	675,100	670,733
Deferred compensation	(731)	(1,584)
Accumulated deficit	(361,714)	(298,221)
Accumulated other comprehensive income (loss)	—	(215)
Treasury stock (271,074 and 265,124 shares), at cost	(941)	(813)

Total stockholders' equity	312,560	371,409

Total liabilities and stockholders' equity	$1,299,796	$1,290,635

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(25,808)	$15,231
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities, net of effects of net assets and businesses sold:
Accrual for estimated settlement charge (Note 2)	25,500	—
Asset impairment charges (Note 3)	22,695	—
Debt extinguishment costs	—	12,423
Depreciation and amortization	7,784	9,332
Deferred income taxes and other	1,897	8,961
Deferred compensation	853	5,680
Changes in operating assets and liabilities, net of the effects of net assets sold:
Accounts receivable	(57,160)	(16,633)
Inventories	1,409	684
Prepaid expenses and other assets	(12,987)	(942)
Accounts payable	2,606	(9,894)
Accrued compensation and benefits	(5,047)	2,441
Other liabilities	1,177	5,598

Net cash provided by (used for) continuing operations	(37,081)	32,881

Loss from discontinued operations	(37,685)	(2,365)
Asset impairment charges (Note 5)	43,183	—
Proceeds from divestiture of businesses (Note 5)	6,000	—
Holdback payment related to prior year acquisition (Note 7)	—	(2,000)
Changes in net assets and liabilities of discontinued operations	(9,205)	(12,303)

Net cash provided by (used for) discontinued operations	2,293	(16,668)

Net cash provided by (used for) operating activities	(34,788)	16,213

Cash Flows from Investing Activities:
Capital expenditures	(16,776)	(5,318)
Proceeds from sale of investments and net assets	2,880	—
Earnout payments related to prior year acquisitions (Note 7)	(2,460)	—
Other investments	(1,243)	(93)
Other	1,103	253

Net cash used for investing activities	(16,496)	(5,158)

Cash Flows from Financing Activities:
Extinguishment of High Tides and other debt reductions	(241)	(250,429)
Issuance of senior subordinated notes and other debt additions	49,125	239,125
Preferred stock redemption (Note 4)	(12,518)	—
Deferred debt issuance costs	—	(7,727)
Debt extinguishment costs	—	(4,352)
Decrease in restricted cash	—	394
Proceeds from exercise of stock options and other	13,566	1,935
Dividends paid	(190)	(344)
Other	(220)	(122)

Net cash provided by (used for) financing activities	49,522	(21,520)

Effect of exchange rate changes on cash	215	(30)

Net decrease in cash and cash equivalents	(1,547)	(10,495)
Cash and cash equivalents at beginning of period	26,974	34,123

Cash and cash equivalents at end of period	$25,427	$23,628

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2004
Balances at December 31, 2003	$687	$822	$670,733	$(1,584)	$(298,221)	$(215)	$(813)	$371,409
Exercise of stock options and other		21	13,673				(128)	13,566
Redemption of preferred stock (Note 4)	(626)		(11,892)					(12,518)
Conversion of preferred stock	(61)		61					—
Amortization of deferred compensation				853				853
Foreign currency translation adjustment						215		215
Shares contributed to employee benefit plans		3	2,715					2,718
Dividends on preferred stock—Cumulative convertible, $.28 per share			(190)					(190)
Net loss					(63,493)			(63,493)

Balances at June 30, 2004	$—	$846	$675,100	$(731)	$(361,714)	$—	$(941)	$312,560

Six Months Ended June 30, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		8	2,060				(133)	1,935
Return of shares related to acquisition (See Note 7)			(2,000)					(2,000)
Amortization of deferred compensation				5,680				5,680
Foreign currency translation adjustment						(30)		(30)
Shares contributed to employee benefit plans		6	5,102					5,108
Dividends on preferred stock—Cumulative convertible, $.50 per share			(344)					(344)
Net income					12,866			12,866

Balances at June 30, 2003	$688	$797	$652,570	$(3,111)	$(314,452)	$(162)	$(802)	$335,528

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(in thousands, except per share data, or as otherwise noted)

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

Significant Accounting Pronouncements

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(66,552)	$5,865	$(63,493)	$12,866
Add: Total stock-based employee compensation expense in reported net income (loss), net of related tax effects	202	1,690	512	3,380
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,498)	(2,023)	(3,218)	(4,077)

Net income (loss), pro forma	$(67,848)	$5,532	$(66,199)	$12,169

Earnings (loss) per share:
Basic as reported	$(0.79)	$0.07	$(0.76)	$0.16
Basic pro forma	$(0.81)	$0.07	$(0.80)	$0.15
Diluted as reported	$(0.79)	$0.07	$(0.76)	$0.15
Diluted pro forma	$(0.81)	$0.07	$(0.80)	$0.15

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

        Titan performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year, prior to the release of the financial statements for the previous year. Based on management's annual testing as of January 1, 2004, there were no indicators of impairment. However, in June 2004, in connection with the decision to dispose of certain operations as discussed more fully in Note 5, management determined that there were impairments related to certain goodwill and purchased intangibles of its Datron World Communications business.

Note (2) Merger, Investigation and Settlement Costs

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve issues and concerns related to internal reviews, and the related Securities and Exchange Commission (SEC) investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law (see Note 8). Under the amended merger terms, it was a condition to closing that Titan either must have obtained written confirmation that the Criminal Division of the DOJ considered its criminal inquiry resolved and did not intend to pursue any claims against Titan relating to this matter, or must have entered into a plea agreement with the Criminal Division of the DOJ and completed the sentencing process. Titan did not satisfy either of these conditions.

        In the three months and six months ended June 30, 2004, respectively, Titan incurred approximately $8.8 million and $26.4 million in legal, investment banking, accounting, printing and other professional fees and costs related to the terminated merger with Lockheed Martin, which are reflected in Merger, Investigation and Settlement Costs in the accompanying consolidated statements of operations. The merger-related costs include the costs of an exchange offer and consent solicitation for Titan's senior subordinated notes and administrative costs associated with the redemption of Titan's preferred stock (see Note 4), both of which were conditions to close the proposed merger. The investigation related costs, which approximated $6.2 million and $18.0 million in the three months and six months ended June 30, 2004, respectively, include the costs associated with the comprehensive internal review being conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the Department of Justice and the investigation by the Securities and Exchange Commission. Refer to Note 6 for a discussion of the impact of the terminated merger on Titan's outstanding debt.

        In the three months and six months ended June 30, 2004, Titan recorded an additional provision of $25.5 million for anticipated settlement costs related to the government Foreign Corrupt Practices Act (FCPA) investigations. Titan had previously recorded $3.0 million as of December 31, 2003, for resolution of this matter, thereby bringing the total amount recorded to $28.5 million representing Titan's estimate of potential liabilities related to this matter. The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations, and associated liabilities could be different from the amount currently estimated. The Company did not accrue for any remaining legal costs expected to be incurred to reach resolution of the FCPA matter, as those costs will be expensed as incurred in future periods. Titan is continuing to cooperate fully with the government to resolve the investigations (see Note 8).

Note (3) Asset Impairment Charges

        During the three months and six months ended June 30, 2004, Titan recorded asset impairment charges totaling $22.7 million. Approximately $10 million of these charges pertain to impairment of fixed assets directly related to the termination of a program by a U.S. civilian government agency in the second quarter, and impairment of assets associated with a reduction in scope of planned business activities in Saudi Arabia. As a result of curtailing the activities in Saudi Arabia and with the U.S. civilian government agency, future cash flows will be insufficient to recover the carrying value of certain dedicated assets. Approximately $7.2 million of these charges are related to a revised estimate of the net realizable value of SureBeam-related assets transferred to Titan in the April 2004 bankruptcy court settlement of SureBeam's indebtedness and other obligations to Titan (see Note 8). This revised estimate was made using updated information related to potential sales of assets and transfers of obligations. Approximately $5.5 million related to a charge for impairment of a technology license Titan purchased from SureBeam in 2001 (see Note 8).

Note (4) Redemption of Cumulative Convertible Preferred Stock

        On March 15, 2004, Titan redeemed all outstanding shares of its cumulative convertible preferred stock. The redemption was a condition to the close of the then proposed merger with Lockheed Martin. An aggregate of 625,846 shares were redeemed at $20 per share, plus cumulative dividends in arrears of $0.03 per share, which utilized cash of approximately $12.5 million, and the remaining 60,983 shares of preferred stock were converted by shareholders into 47,580 shares of common stock. The redemption of the preferred stock is recorded as a reduction to stockholders' equity.

Note (5) Discontinued Operations

        In June 2004, Titan's board of directors made the decision to sell or otherwise divest Titan's Datron World Communications business (Datron World) and its Titan Scan Technologies service business (Scan Services). These are non-core operations that have not performed to management's expectation, and their divestiture will allow Titan to better focus on its National Security Solutions businesses. Previously, Datron World has been reported in the Titan Systems segment and the Titan Scan Technologies services business was reported in the Titan Technologies segments, and are presented below within those segments. These businesses have been reported as a discontinued operation in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued.

        The results of discontinued operations for the three months and six months ending June 30, 2004, for Datron World include asset impairment charges of approximately $20.3 million for impaired purchased intangible assets, mostly goodwill, of approximately $17.3 million, and approximately $3.0 million related to inventory value not expected to be recovered in the disposal of this business. Revenues for Datron World for the six months ended June 30, 2004, were $6.6 million.

        The results of discontinued operations for the three months and six months ending June 30, 2004, for Scan Services include asset impairment charges of approximately $8.5 million, primarily representing fixed asset values not expected to be recovered in the disposal of the business. The estimate of value expected to be recovered upon disposition is based on indications of interest and proposed letters of intent received by Titan. Revenues for Scan Services for the six months ended June 30, 2004, were $2.8 million.

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

        In the third quarter of 2003, Titan completed the sale of its GlobalNet business. Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million, and the buyer's assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale. Titan has collected approximately $0.6 million of the amounts due under the notes receivable; however, the remaining $0.9 million is past due and was previously reserved, as Titan has no assurance that this remaining balance will ultimately be collected. In accordance with SFAS No. 144, all commercial operations that have been sold or are held for sale have been reflected as discontinued operations for all periods presented in Titan's consolidated financial statements.

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

        Related to Titan's contract with the OPT, Titan has a $44.5 million gross receivable due from the OPT, which is reflected in current assets of discontinued operations as of June 30, 2004, less a reserve of $14.3 million discussed below. Of this amount, approximately $30.2 million is recorded as a receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs. The $30.2 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at June 30, 2004. The $14.3 million net receivable represents amounts due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. This agreement contemplated a $35 million payment by the OPT to Titan, which was due in full by November 30, 2003. On December 31, 2003, we received a partial payment of $11 million on the settlement. Based on the facts available at June 30, 2004, principally the OPT's cash flow deficiencies and inability to obtain adequate financing, Titan recorded a full reserve in the three months ended June 30, 2004, for the $14.3 million balance outstanding at June 30, 2004. Notwithstanding this reserve, Titan has commenced an international arbitration against the OPT seeking collection of this receivable. The Wireless results of discontinued operations also reflect a reserve of approximately $3.9 million recorded in the three months ended June 30, 2004, for estimated costs of resolving a contingent liability with a subcontractor related to its subcontract. The current liabilities of $13.6 million of Titan Wireless include approximately $12.1 million of remaining exit costs.

        On June 2, 2004, Titan sold Cayenta Canada, its remaining commercial information technology business, for $6.0 million in cash, with no resulting gain or loss recorded on the sale. Titan retained current liabilities related to this business which are included in Titan Technologies below, of approximately $2.3 million related to potential purchase price adjustments due to the buyer, transaction-related costs and indemnification obligations related to the sale. Additionally, Titan had previously guaranteed performance on several customer contracts and a facility lease related to this business and these guarantees were not transferred to the buyer in the June 2004 sale. The face value of these guarantees is approximately $14 million at June 30, 2004. Substantially all of the guarantees were issued prior to December 31, 2003 and are therefore not required to be recognized and measured under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." Titan has not had to make any payments with respect to contract guarantees related to this business since its acquisition in 1999 and has not provided any reserves for these contingencies at June 30, 2004, based on management's assessment that such payments are not probable of being made.

        The current assets of Titan Systems and Titan Technologies below at June 30, 2004, are primarily comprised of accounts receivable and inventory balances.

Income Statement Summary

        Following is a summary by original business segment of the income (loss) from discontinued operations for 2004 and 2003:

	Three months ended June 30, 2004
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(498)	$(772)	$(1,248)	$(2,518)
Impairment of assets	(20,332)	(14,351)	(8,500)	(43,183)
Subcontractor contingency reserve	—	(3,900)	—	(3,900)

	(20,830)	(19,023)	(9,748)	(49,601)
Tax benefit	(1,399)	(7,609)	(3,470)	(12,478)

Net loss	$(19,431)	$(11,414)	$(6,278)	$(37,123)

	Three months ended June 30, 2003
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(2,353)	$(391)	$(1,767)	$(4,511)
Tax benefit	(1,004)	(146)	(2,559)	(3,709)

Net income (loss)	$(1,349)	$(245)	$792	$(802)

	Six months ended June 30, 2004
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(566)	$(1,638)	$(1,390)	$(3,594)
Impairment of assets	(20,332)	(14,351)	(8,500)	(43,183)
Subcontractor contingency reserve	—	(3,900)	—	(3,900)

	(20,898)	(19,889)	(9,890)	(50,677)
Tax benefit	(1,426)	(7,956)	(3,610)	(12,992)

Net loss	$(19,472)	$(11,933)	$(6,280)	$(37,685)

	Six months ended June 30, 2003
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(2,872)	$(917)	$(3,287)	$(7,076)
Tax benefit	(1,226)	(340)	(3,145)	(4,711)

Net loss	$(1,646)	$(577)	$(142)	$(2,365)

        Titan Technologies' 2004 and 2003 results above include operating income in Canada for which there is no tax impact. The tax benefit for Titan Systems' results in 2004 was reduced as a result of the non-deductibility of the impairment of the intangible assets of Datron World. Included in the results for the quarter and six months ended June 30, 2003, is a tax benefit of $2.3 million recorded to reflect the estimated tax impact of adjusting the carrying value of certain assets of Cayenta Canada, which was sold in June 2004.

	As of June 30, 2004	As of December 31, 2003
Current assets of discontinued operations:
Titan Systems	$7,407	$13,747
Titan Wireless	30,172	46,584
Titan Technologies	1,345	9,453

	$38,924	$69,784

Non-current assets of discontinued operations:
Titan Systems	$1,511	$19,153
Titan Technologies	3,793	12,732

	$5,304	$31,885

Current liabilities of discontinued operations:
Titan Systems	$4,106	$3,442
Titan Wireless	13,587	12,540
Cayenta	—	97
Titan Technologies	3,891	6,602

	$21,584	$22,681

Non-current liabilities of discontinued operations:
Titan Systems	$208	$208
Titan Wireless	30,159	32,307
Cayenta	—	535
Titan Technologies	848	1,995

	$31,215	$35,045

Note (6) Debt

Senior Credit Facitlity

        At June 30, 2004, total borrowings outstanding under Titan's senior credit facility were $393.9 million at a weighted average interest rate of 4.52%. Commitments under letters of credit, which reduce availability under the senior credit facility, were approximately $10 million at June 30, 2004, resulting in approximately $75 million of borrowing availability on the senior revolver at June 30, 2004. Of the total outstanding borrowings, $3.5 million was short-term. At June 30, 2004, Titan was in compliance with all financial covenants under its various debt agreements. The remaining unamortized deferred costs and expenses of $7.5 million related to the senior credit facility, which were incurred primarily in 2002, are included in Other Assets at June 30, 2004 and will be amortized over the remaining term of the senior credit facility, assuming no prepayment is made.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with Titan's current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness (see Note 10). On July 19, 2004, Titan completed an exchange offer pursuant to which noteholders exchanged all but $0.4 million in principal amount of the Notes for newly issued 8% senior subordinated notes due 2011 registered under the Securities Act of 1933 with substantially the same terms and conditions and covenants as the Notes. Upon completion of the exchange offer, liquidated damages ceased to accrue on the notes.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the existing Notes began to accrue in October 2003. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages continued to accrue, at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing notes up to a maximum of 2.00%, until the exchange offer described above was completed. The balance accrued at June 30, 2004 is $0.2 million. The liquidated damages are paid with the regular semi-annual interest payment.

        The remaining unamortized deferred costs and expenses of $5.4 million related to the issuance of the Notes, which were incurred in 2003, are included in Other Assets at June 30, 2004, and are amortized over the term of the Notes.

Note (7) Other Financial Information

Earnings Per Share

        Basic and diluted earnings per share were computed based on net income, less the regular quarterly dividend requirement for preferred stock in 2004 and 2003 and the accrued dividend to the date of redemption in 2004.

        The following data summarize information relating to the per share computations for income from continuing operations:

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income (loss) from continuing operations	$(29,429)			$6,667
Less preferred stock dividends	—			(172)

Basic EPS:
Income (loss) from continuing operations available to common stockholders	(29,429)	83,970	$(0.35)	6,495	79,258	$0.08
Effect of dilutive securities:
Stock options and warrants	—	—	—	—	2,114	—

Diluted EPS:
Income (loss) from continuing operations available to common stockholders	$(29,429)	83,970	$(0.35)	$6,495	81,372	$0.08

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income (loss) from continuing operations	$(25,808)			$15,231
Less preferred stock dividends	(190)			(344)

Basic EPS:
Income (loss) from continuing operations available to common stockholders	(25,998)	83,347	$(0.31)	14,887	78,947	$0.19
Effect of dilutive securities:
Stock options and warrants	—	—	—	—	2,382	(0.01)

Diluted EPS:
Income (loss) from continuing operations available to common stockholders	$(25,998)	83,347	$(0.31)	$14,887	81,329	$0.18

        In the three months ended June 30, 2004, options and warrants to purchase approximately 3,136,200 shares of common stock at prices ranging from $1.04 to $17.29 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the net loss. In the three months ended June 30, 2004, options and warrants to purchase approximately 362,500 shares of common stock at prices ranging from $19.43 to $29.74 were not included in the completion of EPS as their effect was anti-dilutive due to the exercise price. For the three month period ended June 30, 2003, options and warrants to purchase approximately 4,629,700 shares of common stock at prices ranging from $8.61 to $29.74 per share were not included in the computation as the effect would have been anti-dilutive due to the exercise price.

        In the six months ended June 30, 2004, options and warrants to purchase approximately 3,448,800 shares of common stock at prices ranging from $1.04 to $19.43 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the net loss. In the six months ended June 30, 2004, options and warrants to purchase approximately 353,200 shares of common stock at prices ranging from $19.43 to $29.74 were not included in the computation of EPS, as the effect would have been anti-dilutive due to the exercise price. In the six months ended June 30, 2003, options and warrants to purchase approximately 4,665,600 shares of common stock at prices ranging from $9.22 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive due to the exercise price.

        Approximately 223,600 shares of common stock in the six month period in 2004 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the net loss. Approximately 537,400 shares of common stock in the three and six month periods in 2003 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive. The change in potential dilution from 2003 to 2004 is due to the redemption of the preferred stock on March 15, 2004 (see Note 4). Approximately 4,989,300 and 5,862,800 shares in the three and six months ended June 30, 2003, that could have been issued from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computations as their effect was anti-dilutive. The HIGH TIDES were redeemed on June 4, 2003.

Select Statement of Operations Data

        Included in the revenues for the quarter and six months ended June 30, 2004, are revenues related to a single contract with the U.S. Army to provide linguist services of $55.6 million and $99.5 million, respectively, representing 10.8% and 10.3% of total revenues for the quarter and six months, respectively. No other single contract provided more than 3.4% of total revenues for these periods.

        The net gain on sale of assets represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the proposed merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of Titan's ongoing strategy to divest non-core assets and operations.

Select Balance Sheet Data

        Following are details concerning certain balance sheet data:

	June 30, 2004	December 31, 2003
Accounts Receivable:
U.S. Government-billed	$368,644	$307,601
U.S. Government-unbilled	55,010	63,141
Trade	14,762	14,070
Less allowance for doubtful accounts	(3,350)	(3,547)

	$435,066	$381,265

Inventories:
Materials	$6,435	$5,493
Work-in-process	10,432	12,227
Finished goods	4,135	3,710

	$21,002	$21,430

        A summary of the utilization of exit and restructuring accruals during the six months ended June 30, 2004 is as follows:

	Balance December 31, 2003	Cash paid	Change in Estimate	Balance June 30, 2004
Titan Systems restructuring:
Estimated facilities consolidation costs	$27,296	$(9,686)	$(53)	$17,557

Cayenta headquarters exit costs:
Lease commitment costs	625	(312)	383	696
Employee termination costs and other	7	(7)	—	—

	632	(319)	383	696

	$27,928	$(10,005)	$330	$18,253

        At June 30, 2004, $4.9 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $13.4 million are included in Other Non-current Liabilities. The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009. Activity in the second quarter of 2004 included a payment of approximately $7.1 million to exit a leased facility.

        Titan's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

Supplemental Cash Flow Information

        Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2004	2003
Noncash investing and financing activities:
Shares contributed to employee benefit plans	$2,718	$5,108
Write-off of deferred debt issuance costs	—	8,071
Shares tendered for stock option exercises	128	133
Cash paid for interest	$17,430	$14,485
Cash paid for (provided by) income tax	869	944

        Cash earnout payments of $1.8 million and $0.7 million were made in the six months ended June 30, 2004, related to our acquisitions of Wave Science and International Systems in 2002. These amounts were accrued for in 2003.

        In 2002, Titan issued 172,153 shares of Titan common stock valued at $3.8 million as consideration for the purchase of assets of a company which became part of the Cayenta business, and has been reported as discontinued operations until its sale in 2003. In the second quarter of 2003, the indemnification period as defined per the asset purchase agreement expired, and as provided for in the purchase agreement, the company elected to exchange all of the Titan common stock for cash of $2.0 million and the extinguishment of notes receivable of $1.8 million for cash advances made in 2002.

Note (8) Commitments and Contingencies

Legal Matters

  Governmental Investigation

        As previously disclosed, during the first quarter of 2004, Titan learned of allegations that improper payments were made, or items of value were provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations were identified as part of internal reviews conducted by Titan and Lockheed Martin. Titan's board of directors established a committee of the board to oversee Titan's internal review of these matters.

        The internal review began with a focus on Titan's Datron World Communications unit (which was discontinued in June 2004), but later was expanded to a number of Titan's international businesses including Titan Wireless (which was discontinued in 2002) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to and did provide the Securities Exchange Commission (SEC) and Department of Justice (DOJ) with the results of the investigation on a continual basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law. In addition, the DOJ initiated a criminal inquiry in this matter. The government investigations are ongoing.

        Both prior to and since the termination of the merger agreement with Lockheed Martin, Titan has had settlement discussions with the SEC and the DOJ. If settlement discussions fail, and the government determines that unlawful payments were made, the government could take action against Titan and/or some of its employees. These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on Titan's ability to export products or enter into future U.S. government contracts.

        As previously disclosed, Titan had recorded a provision of $3 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan now estimates the total cost to resolve this matter with the government will be approximately $28.5 million and recorded a provision for the additional amount in the second quarter of 2004. However, Titan may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the provision.

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

        The federal securities actions purport to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The federal securities actions allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, which is referred to as the Exchange Act, and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. The federal securities actions are in their early stages and it is impossible to predict the outcome of these proceedings or their impact on Titan's financial position at this time. Titan believes the allegations against Titan and its officers are without merit and the Company intends to defend the claims vigorously.

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

        The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA, by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement delivered on April 7, 2004. Titan believes the allegations against the Titan officers are without merit and intends to defend the claims vigorously.

        Since June 28, 2004, three shareholder derivative lawsuits have been filed against the Titan directors and certain Titan officers, naming Titan as a nominal defendant, which we refer to collectively as the derivative actions. The derivative actions include Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego County, Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County, and Bernd Bildstein V. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County. The derivative actions are brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented alleged FCPA violations or would have detected the FCPA violations. The plaintiffs seek to recover the costs incurred in the internal and external investigations. Titan believes the allegations against its officers and directors are without merit and the Company intends to defend the claims vigorously.

  Other Legal Proceedings

        Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of or condoned mistreatment of prisoners by the United States military officials in certain prison facilities in Iraq in violation of federal, state, and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against Titan, CACI International, Inc., and its affiliates, and three individuals (one formally employed by Titan and one employed by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, NO. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI, and CACI affiliates, and contains allegations similar to Saleh. Class certification has not been requested in Ibrahim. Titan believes the allegations in both cases are without merit and intends to defend these lawsuits vigorously.

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

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, a former subsidiary of Titan, Dr. Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM(POR), a single purported class action for which an amended consolidated class action was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The complaints seek an unspecified amount of damages. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act of 1933, as amended, should be held liable under Section 11 of the Securities Act, because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. Titan believes the allegations against Titan and its directors in the amended complaint are without merit and the Company intends to defend the claims vigorously.

        On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, and a former Titan Wireless employee in San Diego Superior Court in San Diego, California. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to provide wireless telecommunication services in Argentina and other related alleged misconduct. The complaint sought damages of $52.65 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets. The court denied Perimex's request for a preliminary injunction, sustained Titan's and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint. Perimex dismissed its complaint voluntarily without prejudice. On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California alleging substantially similar causes of action and claiming a similar amount of damages. Titan believes that Perimex's claims are without merit and intends to defend the claims vigorously.

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

  SureBeam Matters

        Prior to and in connection with the spin-off of SureBeam Corporation, a former subsidiary of Titan, Titan and SureBeam entered into a number of agreements, including the extension of $25 million under a senior secured revolving credit facility, which was secured by a lien on substantially all of SureBeam's assets. In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam. The aggregate amount of the lease obligations Titan has guaranteed as of June 30, 2004 is approximately $18.2 million. The leases extend through periods ending in 2023. The aggregate amount payable by Titan as of June 30, 2004, for future obligations under Titan leases that were subleased to SureBeam for periods through 2010 is approximately $4.4 million.

        On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, Titan recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam's other indebtedness and obligations to us. In the three months and six months ended June 30, 2004, Titan recorded an additional pre-tax impairment charge of $7.2 million to reflect a change in estimate of the amount expected to ultimately be recovered through the liquidation of SureBeam assets, as well as amounts to be incurred for facilities restoration costs. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of assets provided to Titan under the settlement agreement with the SureBeam bankruptcy trustee described below. The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $3.8 million. To date, Titan has not yet subleased or otherwise transferred any of the guaranteed leases or lease obligations to third parties. The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $16.8 million. The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a tax allocation agreement. The actual amount of Titan's losses could be lower or higher than currently estimated depending on the proceeds received from the liquidation of SureBeam assets provided to Titan under the settlement agreement and the amount of net payments made under its leases and lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride.

        On April 5, 2004, the United States Bankruptcy Court for the Southern District of California approved the settlement agreement that Titan had entered into with the bankruptcy trustee of SureBeam Corporation and SB Operating Co LLC (SureBeam). Under the settlement agreement, substantially all of the SureBeam assets were transferred to Titan. These assets include all equipment and inventory, patents, intellectual property, certain customer receivables, and leased and subleased properties. Titan agreed to exclude from the settlement agreement approximately $4 million in assets that will remain in the bankruptcy estate. The excluded assets consist of cash and two customer receivables. Costs incurred, primarily legal and other professional fees, in the six months ended June 30, 2004, related to the bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation, were approximately $1.7 million, and are reflected on the Consolidated Statement of Operations in selling, general and administrative expenses.

        In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride's bank debt up to the greater of SureBeam's equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, WebBank. As of June 30, 2004, Titan has guaranteed approximately $1.1 million, or 19.9% of the current loan balance of $5.6 million. In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days. In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank. Through June 30, 2004, Titan has loaned approximately $0.4 million to Hawaii Pride under a new credit facility for a maximum amount of $0.6 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments. The new credit facility is secured by a second lien on Hawaii Pride's assets including real property and the facility. The lien is subordinate to the lien held by Hawaii Pride's bank, Web Bank. All amounts outstanding under this facility are required to be repaid by May 2005. In the impairment charge discussed above, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility, and that Hawaii Pride will not default on its loan guaranteed by Titan.

        In connection with the license Titan purchased to use SureBeam's intellectual property, the remaining unamortized balance of $1.2 million at June 30, 2004, is reflected as a non-current asset in Other Assets in the Consolidated Balance Sheet. In the quarter ended June 30, 2004, management identified an impairment to the value of the asset based on revised estimates of future cash flows from sales of systems, resulting in a charge of $5.5 million to reduce the carrying value (see Note 3). The remaining license balance will be amortized over a 5 year period. The license was purchased in September 2001, and includes a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets. Titan utilizes this technology for its contract with the U.S. Postal Service to provide mail sanitization systems and has outstanding bids using these technology rights.

Note (9) Related Party Transactions

Geolutions Agreement

        In conjunction with Titan's exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless's outstanding warranty obligations. Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan. Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million. These fees were payable through June 30, 2004, the period over which Titan's warranty obligations exist on its existing customer contracts. In March 2004, Titan settled its remaining contractual liability to Geolutions, and no longer has outstanding warranty obligations concerning Titan Wireless. Titan has entered into a short-term time and materials contract for Geolutions to provide technical services related to certain equipment in Benin, Africa in conjunction with Titan's exit activities related to the contract with the OPT (see Note 5).

Change in Control Agreements

        In March 2000, we entered into executive agreements with Dr. Ray and Mr. Costanza, which provide special benefits after a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions therein. Effective as of August 20, 2003, we also entered into an executive agreement with Mr. Sopp, which mirrors the executive agreement, as amended, for Mr. Costanza. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan and (2) the executive is terminated by Titan other than for "Cause" (as defined below) or such executive terminates his employment for "Good Reason" (as defined below) within three years following such change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or in anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his "Highest Annual Bonus" (as defined below). Each executive has the right under these agreements to resign for "Good Reason" at the effective time of certain mergers involving Titan, including if Titan ceases to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive's and his family's welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive's date of termination or, as applicable, the expiration of the executive's continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, the agreements provide that all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full, and, to the extent not exercised by the executive, will, subject to the terms of the option plans, be cancelled immediately prior to the completion of certain mergers involving Titan. Following certain mergers involving Titan, each executive will be entitled to outplacement services at a cost not to exceed $0.1 million, which will be paid by Titan (or, after the merger, the surviving entity). Furthermore, the executive will be deemed to have attained not less than six years of service and to have vested for all purposes under Titan's supplemental retirement plan for key executives. In addition, unrelated to any change in control agreement, Dr. Ray and his wife also will receive medical benefits for life. Based on their respective life expectancies and assuming constant annual cost of such benefits, as of June 30, 2004, these benefits would have an estimated cost of $0.3 million. Titan's 401(k) plan provides for full vesting of all accounts under the plan upon a change in control (as defined in the plan). In the event that the executive becomes subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the executive, subject to certain limitations, will be entitled to an additional tax gross-up payment in an amount that will result in the executive retaining an amount equal to the excise tax imposed upon the executive.

        For purposes of the agreements with Dr. Ray, Mr. Costanza, and Mr. Sopp, the following definitions apply:

  •
  "Cause" means (1) the executive's willful and continued failure to perform his duties, provided that such failure has a material and injurious effect on Titan and the executive has received a written demand for substantial performance and has not subsequently substantially performed; or (2) the executive's willful gross misconduct or conviction of a felony (finally adjudicated and without further appeal) that is materially and demonstrably injurious to Titan.

  •
  "Good Reason" means (1) the assignment of the executive to any duties inconsistent with the executive's position, authority, duties or responsibilities or any diminution of such position, authority, duties, or responsibilities; (2) any failure by Titan to comply with the compensation and benefit provisions of the executive's agreement; (3) Titan ceasing to be a publicly traded company; (4) Titan requiring the executive to be based at a location other than where the executive was employed immediately prior to the change in control or at any other location, which is less than 20 miles from such office, to be based at a location other than the principal executive offices of Titan if the executive was employed at such location immediately prior to the change in control, or to travel on company business to a substantially greater extent than required prior to the change in control; (5) any purported termination by Titan of the executive's employment otherwise than as permitted by the agreement; and (6) any failure by Titan to require any successor to the company to expressly assume and agree to perform the agreement.

  •
  "Highest Annual Bonus" means the greater of the highest annualized bonus earned by the executive in the three fiscal years prior to the change in control or the annualized bonus paid or payable to the executive for the most recently completed fiscal year.

        In June 2004, our Board adopted resolutions that provide for executive agreements with Dr. Delaney and each of Messrs. Branch, Brennan, Frederickson, Gorda, Osterloh, Pontius, Rose and Sullivan, which shall provide for the same rights of such individuals upon a change of control as Messrs. Costanza and Sopp are entitled under their current agreements of similar purpose. The one difference between the rights under these executive agreements and those of Messrs. Costanza and Sopp is that "Good Reason" to terminate employment with Titan does not include Titan ceasing to be a publicly traded company as it does for Messrs. Costanza and Sopp. Mr. Gorda may, in his sole discretion, retain his existing rights pursuant to an executive severance agreement between Mr. Gorda and the Company entered into in November 1995, or he may elect to receive benefits of the new executive agreement, but not both.

Note (10) Guarantor Condensed Consolidating Financial Statements

        As discussed in Note 6, on May 15, 2003, Titan sold $200 million of 8% senior subordinated notes in a private placement. These notes were exchanged for registered notes with identical terms and conditions and covenants on July 19, 2004. We used the net proceeds from the issuance of the 8% senior subordinated notes, plus borrowings of $50 million made under our revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

        Following are consolidating condensed balance sheets as of June 30, 2004 (unaudited) and December 31, 2003, and unaudited statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flows for the six months ended June 30, 2004 and 2003 for the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as defined below. The following consolidated condensed financial statements present financial information for:

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

        The classification of operating entities within each of the columns is based on the legal status of the entity as of June 30, 2004. Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of June 30, 2004 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended June 30, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$491,387	$20,235	$5,611	$(2,301)	$514,932

Costs and expenses:
Cost of revenues	410,699	18,013	11,135	(1,765)	438,082
Selling, general and administrative	36,301	(4)	1,938	—	38,235
Research and development	3,952	743	—	—	4,695
Merger, investigation and settlement costs	34,332	—	—	—	34,332
Asset impairment charges	12,700	—	9,995	—	22,695

Total costs and expenses	497,984	18,752	23,068	(1,765)	538,039

Operating profit (loss)	(6,597)	1,483	(17,457)	(536)	(23,107)
Interest expense	(9,158)	—	—	—	(9,158)
Interest income	228	—	12	—	240

Income (loss) from continuing operations before income taxes	(15,527)	1,483	(17,445)	(536)	(32,025)
Income tax provision (benefit)	4,003	593	(6,978)	(214)	(2,596)

Income (loss) from continuing operations	(19,530)	890	(10,467)	(322)	(29,429)
Loss from discontinued operations, net of taxes	(19,454)	(16,595)	(1,074)	—	(37,123)

Earnings (loss) before equity in earnings of subsidiaries	(38,984)	(15,705)	(11,541)	(322)	(66,552)
Equity in losses of subsidiaries	(27,246)	—	—	27,246	—

Net earnings (loss)	$(66,230)	$(15,705)	$(11,541)	$26,924	$(66,552)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Six Months Ended June 30, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$927,320	$32,283	$13,305	$(3,954)	$968,954

Costs and expenses:
Cost of revenues	775,597	28,757	19,368	(3,368)	820,354
Selling, general and administrative	69,625	1,223	3,292	—	74,140
Research and development	7,129	984	—	—	8,113
Merger, investigation and settlement costs	51,911	—	—	—	51,911
Asset impairment charges	12,700	—	9,995	—	22,695

Total costs and expenses	916,962	30,964	32,655	(3,368)	977,213

Operating profit (loss)	10,358	1,319	(19,350)	(586)	(8,259)
Interest expense	(18,274)	—	—	—	(18,274)
Interest income	391	—	12	—	403
Gain (loss) on sale of assets	863	(300)	—	—	563

Income (loss) from continuing operations before income taxes	(6,662)	1,019	(19,338)	(586)	(25,567)
Income tax provision (benefit)	7,802	408	(7,735)	(234)	241

Income (loss) from continuing operations	(14,464)	611	(11,603)	(352)	(25,808)
Loss from discontinued operations, net of taxes	(19,611)	(17,209)	(865)	—	(37,685)

Loss before equity in losses of subsidiaries	(34,075)	(16,598)	(12,468)	(352)	(63,493)
Equity in losses of subsidiaries	(29,066)	—	—	29,066	—

Net earnings (loss)	$(63,141)	$(16,598)	$(12,468)	$28,714	$(63,493)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended June 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$413,748	$12,616	$7,717	$(147)	$433,934

Costs and expenses:
Cost of revenues	343,947	11,007	7,271	(148)	362,077
Selling, general and administrative	35,394	314	2,608	—	38,316
Research and development	1,403	638	—	—	2,041

Total costs and expenses	380,744	11,959	9,879	(148)	402,434

Operating profit (loss)	33,004	657	(2,162)	1	31,500
Interest expense	(8,663)	—	—	—	(8,663)
Interest income	817	—	2	—	819
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	12,735	657	(2,160)	1	11,233
Income tax provision (benefit)	5,177	267	(878)	—	4,566

Income (loss) from continuing operations	7,558	390	(1,282)	1	6,667
Income (loss) from discontinued operations, net of taxes	(1,349)	(557)	1,104	—	(802)

Income (loss) before equity in losses of subsidiaries	6,209	(167)	(178)	1	5,865
Equity in losses of subsidiaries	(345)	—	—	345	—

Net earnings (loss)	$5,864	$(167)	$(178)	$346	$5,865

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$771,931	$20,758	$15,643	$(170)	$808,162

Costs and expenses:
Cost of revenues	644,150	17,157	12,832	(147)	673,992
Selling, general and administrative	70,568	1,829	4,420	—	76,817
Research and development	2,936	1,130	—	—	4,066

Total costs and expenses	717,654	20,116	17,252	(147)	754,875

Operating profit (loss)	54,277	642	(1,609)	(23)	53,287
Interest expense	(16,736)	—	(2)	—	(16,738)
Interest income	1,424	—	7	—	1,431
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	26,542	642	(1,604)	(23)	25,557
Income tax provision (benefit)	10,724	259	(648)	(9)	10,326

Income (loss) from continuing operations	15,818	383	(956)	(14)	15,231
Income (loss) from discontinued operations, net of taxes	(1,646)	(1,581)	862	—	(2,365)

Income (loss) before equity in losses of subsidiaries	14,172	(1,198)	(94)	(14)	12,866
Equity in losses of subsidiaries	(1,292)	—	—	1,292	—

Net earnings (loss)	$12,880	$(1,198)	$(94)	$1,278	$12,866

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of June 30, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$26,244	$(802)	$(15)	$—	$25,427
Accounts receivable—net	398,988	19,083	16,995	—	435,066
Inventories	16,812	—	4,190	—	21,002
Prepaid expenses and other	31,128	1,027	189	(585)	31,759
Deferred income taxes	103,630	—	—	—	103,630
Current assets of discontinued operations	7,407	31,517	—	—	38,924

Total current assets	584,209	50,825	21,359	(585)	655,808
Property and equipment, net	36,870	11,446	1,156	—	49,472
Goodwill	455,033	7,719	59	—	462,811
Other assets—net	63,492	56	72	—	63,620
Deferred income taxes	62,781	—	—	—	62,781
Non-current assets of discontinued operations	1,511	3,793	—	—	5,304
Intercompany investments, advances and liabilities—net	333,567	(183,918)	(149,649)	—	—

Total assets	$1,537,463	$(110,079)	$(127,003)	$(585)	$1,299,796

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	87,980	3,036	1,508	—	92,524
Current portion of long-term debt	1,102	—	—	—	1,102
Accrued compensation and benefits	70,253	2,020	2,626	—	74,899
Other accrued liabilities	108,237	7,514	822	—	116,573
Current liabilities of discontinued operations	4,550	14,740	2,294	—	21,584

Total current liabilities	275,622	27,310	7,250	—	310,182

Long-term portion of amounts outstanding under line of credit	390,375	—	—	—	390,375
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	508	—	—	—	508
Other non-current liabilities	53,060	—	1,896	—	54,956
Non-current liabilities of discontinued operations	1,056	30,159	—	—	31,215
Stockholders' equity (deficit)	616,842	(167,548)	(136,149)	(585)	312,560

Total liabilities and equity	$1,537,463	$(110,079)	$(127,003)	$(585)	$1,299,796

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$25,950	$(941)	$1,965	$—	$26,974
Accounts receivable—net	339,580	14,324	27,361	—	381,265
Inventories	12,676	1,918	6,836	—	21,430
Prepaid expenses and other	23,076	538	296	(208)	23,702
Deferred income taxes	91,272	—	—	—	91,272
Current assets of discontinued operations	13,747	47,852	8,185	—	69,784

Total current assets	506,301	63,691	44,643	(208)	614,427
Property and equipment, net	37,541	3,028	11,939	—	52,508
Goodwill	455,016	7,834	59	—	462,909
Other assets—net	57,825	8,295	5	—	66,125
Deferred income taxes	62,781	—	—	—	62,781
Non-current assets of discontinued operations	19,153	12,732	—	—	31,885
Intercompany investments, advances and liabilities—net	348,309	(182,666)	(165,643)	—	—

Total assets	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	76,685	10,499	2,902	—	90,086
Current portion of long-term debt	863	—	—	—	863
Accrued compensation and benefits	77,271	2,752	1,309	—	81,332
Other accrued liabilities	87,695	3,667	1,767	—	93,129
Current liabilities of discontinued operations	3,810	14,148	4,723	—	22,681

Total current liabilities	249,824	31,066	10,701	—	291,591

Long-term portion of amounts outstanding under line of credit	341,250	—	—	—	341,250
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	988	—	—	—	988
Other non-current liabilities	47,152	—	3,200	—	50,352
Non-current liabilities of discontinued operations	1,249	32,798	998	—	35,045
Stockholders' equity (deficit)	646,463	(150,950)	(123,896)	(208)	371,409

Total liabilities and equity	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Six Months Ended June 30, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(14,464)	$611	$(11,603)	$(352)	$(25,808)
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations	(15,279)	(7,326)	10,980	352	(11,273)

Net cash used for continuing operations	(29,743)	(6,715)	(623)	—	(37,081)

Loss from discontinued operations	(19,611)	(17,209)	(865)	—	(37,685)
Adjustments to reconcile loss from discontinued operations to cash provided by (used for) discontinued operations	13,016	11,753	15,209	—	39,978

Net cash provided by (used for) discontinued operations	(6,595)	(5,456)	14,344	—	2,293

Net cash provided by (used for) operating activities	(36,338)	(12,171)	13,721	—	(34,788)

Cash Flows from Investing Activities:
Capital expenditures	(6,494)	(10,001)	(281)	—	(16,776)
Proceeds from sale of investments and net assets	2,494	386	—	—	2,880
Earnout payments related to prior year acquisitions	(2,460)	—	—	—	(2,460)
Other investments	(1,243)	—	—	—	(1,243)
Proceeds (payments) on intercompany investments, advances and liabilities	(6,078)	22,072	(15,994)	—	—
Other	706	27	370		1,103

Net cash provided by (used for) investing activities	(13,075)	12,484	(15,905)	—	(16,496)

Cash Flows from Financing Activities:
Additions to debt	49,125	—	—	—	49,125
Retirement of debt	(241)	—	—	—	(241)
Preferred stock redemption	(12,518)	—	—	—	(12,518)
Proceeds from exercise of stock options and other	13,566	—	—	—	13,566
Dividends paid	(190)	—	—	—	(190)
Other	(35)	(174)	(11)	—	(220)

Net cash provided by (used for) financing activities	49,707	(174)	(11)	—	49,522

Effect of exchange rate changes on cash	—	—	215	—	215

Net increase (decrease) in cash and cash equivalents	294	139	(1,980)	—	(1,547)
Cash and cash equivalents at beginning of year	25,950	(941)	1,965	—	26,974

Cash and cash equivalents at end of period	$26,244	$(802)	$(15)	$—	$25,427

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$15,818	$383	$(956)	$(14)	$15,231
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) continuing operations	32,672	(8,963)	(6,073)	14	17,650

Net cash provided by (used for) continuing operations	48,490	(8,580)	(7,029)	—	32,881

Income (loss) from discontinued operations	(1,646)	(1,581)	862	—	(2,365)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(1,407)	(8,652)	(4,244)	—	(14,303)

Net cash used for discontinued operations	(3,053)	(10,233)	(3,382)	—	(16,668)

Net cash provided by (used for) operating activities	45,437	(18,813)	(10,411)	—	16,213

Cash Flows from Investing Activities:
Capital expenditures	(4,944)	(343)	(31)	—	(5,318)
Other investments	(93)	—	—	—	(93)
Proceeds (payments) on intercompany investments, advances and liabilities	(30,142)	18,097	12,045	—	—
Other	252	(6)	7	—	253

Net cash provided by (used for) investing activities	(34,927)	17,748	12,021	—	(5,158)

Cash Flows from Financing Activities:
Extinguishment of High Tides and other debt reductions	(250,429)	—	—	—	(250,429)
Issuance of senior subordinated notes and other debt additions	239,125	—	—	—	239,125
Deferred debt issuance costs	(7,727)	—	—	—	(7,727)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Decrease in restricted cash	394	—	—	—	394
Proceeds from stock issuances	1,935	—	—	—	1,935
Dividends paid	(344)	—	—	—	(344)
Other	(88)	(6)	(28)	—	(122)

Net cash used for financing activities	(21,486)	(6)	(28)	—	(21,520)

Effect of exchange rate changes on cash	—	—	(30)	—	(30)

Net increase (decrease) in cash and cash equivalents	(10,976)	(1,071)	1,552	—	(10,495)
Cash and cash equivalents at beginning of year	33,390	793	(60)	—	34,123

Cash and cash equivalents at end of period	$22,414	$(278)	$1,492	$—	$23,628

THE TITAN CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except share and per share data, or as otherwise noted)

Overview and Outlook

        We are a leading technology developer and systems integrator for the Department of Defense, the Department of Homeland Security and intelligence and other key government agencies. We provide a range of services and systems solutions. These solutions and services include research and development, design, installation, integration, test, logistics support, maintenance and training. We also provide services and solutions to government agencies with sophisticated information systems. These include information processing, information fusion, data management, and communications systems. In addition, we develop and produce digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, satellite communications equipment, cryptographic equipment, and complex military specific systems.

        We focus on the following four markets: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology, and the War on Terrorism/Homeland Security.

        Our revenues have grown organically by using our broader capabilities to win larger, more complex and long-term government contracts, and to a lesser extent through acquisitions of other government information technology companies. We expect to continue our recent trend of bidding on larger government contracts with potential revenues of more than $100 million or more as well as continuing to bid on smaller contracts within our targeted markets.

        In June 2004, our board of directors made the decision to sell or otherwise divest our Datron World Communications business (Datron World) and Titan Scan Technologies service business (Scan Services). These are non-core operations that have not performed to management's expectation, and their divestiture will allow us to better focus on our core government businesses. These businesses have been reported as a discontinued operation in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued. During the second quarter, we also divested of our remaining commercial information technology business which was part of discontinued businesses and divested of a small government-related business due to organizational conflicts of interest with Lockheed Martin. The discontinuance of the Datron World and Scan Services businesses is not expected to have a material impact on our revenue, as the total revenue of these discontinued businesses aggregated approximately $18.8 million during the fiscal year ended December 31, 2003 and $9.4 million during the six months ended June 30, 2004.

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

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve issues and concerns related to internal reviews, and the related Securities and Exchange Commission (SEC) investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law (refer to Note 8 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

Revenues

Three Months Ended June 30, 2003 and 2004:

        Consolidated revenues for the second quarter increased from $433.9 million in 2003 to $514.9 million in 2004, a 19% increase. Revenues in 2004 increased due to the increased work on a number of existing contracts as well as work on new contracts. Most notably our revenues increased by $37.1 million for work on three intelligence-related contracts, including our linguist contract with the U.S. Army. Two enterprise information technology contracts supporting Department of Defense (DoD) military and intelligence operations contributed increased revenues of approximately $10.3 million, and one of Titan's development contracts for the U.S. Navy contributed approximately $6.2 million to the revenue increase. The acquisition of Advent Systems in the fourth quarter of 2003 contributed an aggregate of approximately $4.8 million to the total revenue increase. The increase in revenues from Advent was more than offset by reductions in revenue resulting from a government-related asset sale transaction in the first quarter of 2004 and a contract terminated due to organizational conflicts of interest with Lockheed Martin. The asset sale was related to certain contracts providing scientific engineering and technical assistance (SETA) support to the DoD, which was sold due to an organizational conflict of interest with Lockheed Martin in anticipation of the then proposed merger (see Note 7 to the Notes to Consolidated Financial Statements). Included in revenues for the second quarter in 2004 are revenues of $55.6 million related to our linguist contract representing 10.8% of total revenues and $17.5 million related to our enterprise information technology contract for U.S. Special Operations Command, representing 3.4% of total revenue. No other single contract provided more than 3% of total revenues for the same period.

Six months ended June 30, 2003 and 2004:

        Consolidated revenues increased from $808.2 million in 2003 to $969.0 million in 2004, a 20% increase. Revenues increased due to the increased work on a number of existing contracts as well as work on new contracts. Three intelligence-related contracts, including the linguist contract, contributed an increase of approximately $76.8 million. Also, revenues related to enterprise information technology contracts supporting DOD military and intelligence operations increased $20.6 million, and revenues increased $9.6 million for work on one of our development contracts with the Navy. In addition, revenues increased by approximately $12.9 million from two Navy contracts that provide engineering services and support, system integration, installation, and life cycle support. The acquisition of Advent Systems in the fourth quarter of 2003 contributed $9.1 million to the total revenue increase. The increase related to Advent was more than offset by reductions in revenue resulting from the aforementioned government-related asset sale transaction in the first quarter of 2004 and the contract terminated due to organizational conflicts of interest with Lockheed Martin. Total revenues from the linguist contract of $99.5 million represents approximately 10.3% of Titan's total revenues and revenues of $32.8 million related to our enterprise information technology contract for U.S. Special Operations Command, represents 3.4% of total revenue. No other single contract provided more than 3% of total revenues for the six months ended June 30, 2004.

        Our linguist contract with the Army expires on September 30, 2004. The Army has cancelled the procurement process that it had initiated to award a new contract following a protest of the request for proposal it had issued. The Army has informed us that the linguist services we are providing are mission critical and that the Army cannot allow a lapse in services during the procurement process. We expect that the Army will extend our services for up to one year while the Army develops and implements a new procurement strategy. However, the Army has not notified us of the extension of our services and we cannot be certain that our services will be used following the expiration of our existing contract on September 30, 2004.

Selling, General and Administrative Expenses

Three months ended June 30, 2003 and 2004:

        Our SG&A expenses decreased slightly from $38.3 million in the second quarter of 2003 to $38.2 million in the second quarter of 2004. As a percentage of revenues, SG&A decreased from 8.8% of revenues in the quarter ended June 30, 2003 to 7.4% in the quarter ended June 30, 2004. The decrease is primarily attributable to overall increased economies of scale with higher revenues, as well as cost reductions and facilities consolidation activities executed in 2002 and 2003. Our SG&A expense in the second quarter of 2004 also included $0.3 million in legal and other professional fees related to the SureBeam bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation.

Six months ended June 30, 2003 and 2004:

        Consolidated SG&A expenses decreased from $76.8 million in 2003 to $74.1 million in 2004, a 3.5% decrease. As a percentage of revenues, SG&A decreased from 9.5% of revenues in the six months ended June 30, 2003 to 7.7% in the six months ended June 30, 2004. The decrease is primarily attributable to the same factors affecting the decrease for the second quarter of 2004 compared to 2003. SG&A expense in the six months ended June 30, 2004, also included $1.7 million in legal and other professional fees related to the SureBeam bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation. We expect to incur approximately $2.0 million to $3.0 million in the second half of 2004 connection with our implementation of the internal controls documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, primarily for hiring outside consultants. Because of the planned merger with Lockheed Martin, which was terminated at the end of June, we had not previously planned on incurring the external expense of the Section 404 implementation. Our actual expenses for this implementation may exceed our current best estimates.

Research and Development

        Our R&D expenses increased year-to-year, from $2.0 million in the second quarter of 2003 to $4.7 million in the second quarter of 2004. As a percentage of revenues, R&D expenses remained at less than 1% in both quarters. R&D expenses increased from $4.1 million in the six months ended June 30, 2003 to $8.1 million in the same period in 2004, in both years less than 1% of revenues. R&D expenses in 2003 were incurred primarily in our development of low cost radar systems, satellite communications modems and signal intelligence technologies. R&D expenses in 2004 were incurred primarily in our development of a high speed modem and related antennas, secure communications devices and the next generation of the Affordable Weapon. Our research and development expenses are impacted by specific projects we undertake from time to time and we do not expect our research and development expenses during the second half of 2004 to continue at the same rate as our second quarter expenses.

Merger, Investigation and Settlement Costs

        In the three months and six months ended June 30, 2004, respectively, we incurred approximately $8.8 million and $26.4 million in legal, investment banking, accounting, printing and other professional fees and costs related to the terminated merger with Lockheed Martin. The merger-related costs include the costs of an exchange offer and consent solicitation for our 8% senior subordinated notes and the redemption of our preferred stock (see Note 2 to the Notes to Consolidated Financial Statements), both of which were conditions to close the proposed merger. Approximately $6.2 million and $18.0 million of these costs in the three months and six months ended June 30, 2004, respectively, were associated with our comprehensive investigation and evaluation of whether payments involving our international consultants were made in violation of the Foreign Corrupt Practices Act (FCPA). The legal, accounting and other professional fees incurred also supported the related inquiry by the DOJ and SEC. We expect to incur approximately $5.0 to $10.0 million in legal and other expenses in the second half of 2004 in connection with the ongoing DOJ and SEC FCPA-related investigations. Actual legal expenses may differ significantly from these estimates due to developments in these investigations, the timing of the resolution of these matters, if any, and other factors which are not within our control and are inherently uncertain.

        In the three months and six months ended June 30, 2004, we recorded an additional provision of $25.5 million for anticipated settlement costs related to the FCPA investigations. We had previously reserved $3.0 million as of December 31, 2003, for resolution of the government FCPA investigations, thereby bringing the total amount reserved to $28.5 million representing our estimate of potential liabilities related to this matter. The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations and associated liabilities could be different from the amount currently estimated. We did not accrue for any remaining legal costs expected to be incurred to reach resolution of the FCPA matter, as those costs will be expensed as incurred in future periods. We are continuing to cooperate fully with the government to resolve the investigations (see Note 8 to the Notes to Consolidated Financial Statements).

Asset Impairment Charges

        During the three months and six months ended June 30, 2004, we recorded asset impairment charges totaling $22.7 million. Approximately $10 million of these charges pertain to impairment of fixed assets directly related to the termination of a program by a civilian government agency in the second quarter, and impairment of assets associated with a reduction in scope of our planned business activities in Saudi Arabia. Approximately $7.2 million of these charges are related to a reduction in the estimated net realizable value of SureBeam-related assets that were transferred to us to settle our claims against SureBeam (see Note 8 to the Notes to Consolidated Financial Statements). Approximately $5.5 million related to a charge for impairment of a technology license we purchased from SureBeam in 2001 (see Note 8 to the Notes to Consolidated Financial Statements).

Operating Profit (Loss)

Three months ended June 30, 2003 and 2004:

        Our operating profit decreased from $31.5 million in the three months ended June 30, 2003 to an operating loss of $23.1 million in the three months ended June 30, 2004. Included in the operating results for the quarter ended June 30, 2004 are merger, investigation and settlement costs of approximately $34.3 million and asset impairment charges of approximately $22.7 million, as discussed above. Excluding these costs and charges in 2004, operating profit increased in the second quarter from $31.5 million in 2003 to $33.9 million in 2004. This increase was primarily due to the increase in revenues in 2004, as well as cost reduction measures we initiated in 2002 and 2003, offset by $5.1 million in losses resulting from our National ID card system contract in Saudi Arabia.

Six Months ended June 30, 2003 and 2004:

        Our operating profit decreased from $53.3 million in 2003 to an operating loss of $8.3 million in 2004. Included in the 2004 results are merger, investigation and settlement costs of $51.9 million and asset impairment charges of $22.7 million as discussed above. Excluding these costs and charges in 2004, operating profit increased from $53.3 million in 2003 to $66.3 million in 2004. This increase was primarily attributable to the increase in revenues in 2004, as well as to cost reduction measures, offset by the aforementioned $5.1 million in losses from our National ID Card System contract in Saudi Arabia.

Interest Expense, Net

Three Months Ended June 30, 2003 and 2004:

        Our net interest expense increased from $7.8 million in the second quarter of 2003 to $8.9 million in the second quarter of 2004, due primarily to the higher interest rate due to the issuance of Titan's senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced, and higher average balances on our senior credit facility. The three months in 2003 also included interest income of $0.6 million related to the line of credit advanced to SureBeam. Borrowings from our senior credit facility, excluding working capital lines from acquired companies (which were immaterial), averaged $363.2 million for the three months ended June 30, 2003, at a weighted average interest rate of 4.6%, compared to $387.2 million in the three months ended June 30, 2004, at a weighted average interest rate of 4.7%.

Six Months Ended June 30, 2003 and 2004:

        Our net interest expense increased from $15.3 million in 2003 to $17.9 million in 2004, due primarily to the higher interest rate on our 8% senior subordinated notes issued May 15, 2003, compared to the HIGH TIDES securities which the notes replaced, and to higher average balances on our senior credit facility. The six months in 2003 also included interest income of $1.1 million related to the line of credit advanced to SureBeam. Borrowings from our senior credit facility, excluding working capital lines from acquired companies (which were immaterial), averaged $358.8 million for the six months ended June 30, 2003, at a weighted average interest rate of 4.7% compared to $370.9 million in the six months ended June 30, 2004, at a weighted average interest rate of 4.7%.

Debt Extinguishment Costs

        In the three months and six months ended June 30, 2003, we recorded approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES, comprised of the write-off of $8.1 million of remaining deferred financing costs of HIGH TIDES, a call premium of $3.6 million to redeem the HIGH TIDES, and approximately $0.7 million of interest during the call period. All debt extinguishment charges were recorded as a charge to income from continuing operations.

Gain on Sale of Assets

        The net gain on sale of assets in the six months ended June 30, 2004 represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the then pending merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of our ongoing strategy to divest non-core assets and operations.

Income Taxes

        Income taxes for continuing operations reflect effective rates of a 40.6% provision in the quarter ended June 30, 2003, and an 8.1% benefit in the quarter ended June 30, 2004. Income taxes for continuing operations reflect an effective provision rate of 40.4% in the six months ended June 30, 2003, and reflect a tax provision of $0.2 million on a net loss of $25.6 million in the six months ended June 30, 2004. The expected tax provision rates are impacted by estimated changes in the annual book income and the estimated tax deductibility of certain operating expenses. The rates in 2004 primarily reflect the expected non-deductibility of the settlement charge related to the government FCPA investigations. Based on current projected taxable income, management believes that the benefit of net operating losses will be applied against future taxable income; however, if we continue to incur losses, there could be a need to establish a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations

        In the quarter ended June 30, 2003, loss from discontinued operations was $0.8 million, net of a tax benefit of $3.7 million. The net loss was related to net operating losses of $1.4 million, $0.2 million, $0.2 million, and $0.1 million in our Datron World, Scan Services, Titan Wireless, and LinCom Wireless businesses, respectively, and net operating income of $1.1 million in our Cayenta Canada commercial information technology business. In the quarter ended June 30, 2004, loss from discontinued operations was $37.1 million, net of a tax benefit of $12.5 million. The net loss related to net operating losses of $0.3 million, $0.1 million, and $0.5 million in our Datron World, Scan Services, and Titan Wireless businesses, respectively, $0.1 million in wind-down costs of other former Titan Technologies businesses, and a net operating loss of $1.1 million in our Cayenta Canada business. Included in the results for the second quarter of 2004 are asset impairment charges of $20.3 million, $14.4 million, and $8.5 million in our Datron World, Scan Services and Titan Wireless businesses, respectively, and a contingency reserve charge of $3.9 million in our Titan Wireless business relating to a subcontractor and its subcontract related to the Benin contract.

        In the six months ended June 30, 2003, loss from discontinued operations was $2.4 million, net of a tax benefit of $4.7 million. The net loss was related to net operating losses of $1.6 million, $0.6 million, $0.6 million, and $0.4 million in our Datron World, Scan Services, Titan Wireless, and LinCom Wireless businesses, respectively, and net operating income of $0.9 million in our Cayenta Canada and other commercial technology businesses that we subsequently sold.

        In the six months ended June 30, 2004, loss from discontinued operations was $37.7 million, net of a tax benefit of $13.0 million. The net loss related to net operating losses of $0.3 million, $0.1 million, $1.0 million, and $0.9 million in our Datron World, Scan Services, Titan Wireless, and commercial information technology businesses, respectively, and $0.2 million in wind-down costs of other Titan Technologies businesses. The results also included asset impairment charges of $20.3 million, $8.5 million, and $14.4 million in our Datron World, Scan Services, and Titan Wireless businesses, respectively, and a contingency reserve charge of $3.9 million in the Titan Wireless business.

Net Income

Three Months Ended June 30, 2003 and 2004:

        In the quarter ended June 30, 2003, we reported net income of $5.9 million, compared to a net loss of $66.6 million in the quarter ended June 30, 2004. Loss from discontinued operations was $0.8 million in the quarter ended June 30, 2003, compared to $37.1 million in the quarter ended June 30, 2004. Included in the results for 2003 are pre-tax debt extinguishment charges of $12.4 million. Included in the results for the quarter ended June 30, 2004, are pre-tax merger, investigation and settlement costs of $34.3 million, impairment of assets charges of $22.7 million, and legal and other professional fees of $0.3 million related to the SureBeam bankruptcy settlement and the defense of SureBeam-related class action litigation.

Six Months Ended June 30, 2003 and 2004:

        In the six months ended June 30, 2003, we reported net income of $12.9 million, compared to a net loss of $63.5 million in the six months ended June 30, 2004. Loss from discontinued operations was $2.4 million in 2003, compared to $37.7 million in 2004. Included in the results for 2003 are pre-tax debt extinguishment charges of $12.4 million. Included in the results for 2004 are pre-tax merger, investigation and settlement costs of $51.9 million, asset impairment charges of $22.7 million, and legal and other professional fees of $1.7 million related to the SureBeam bankruptcy settlement and the defense of SureBeam-related class action litigation.

LIQUIDITY AND CAPITAL RESOURCES

        We used cash of approximately $37.1 million from our continuing operations during the six months ended June 30, 2004, primarily resulting from a net increase in receivable balances of approximately $57.2. The increase in accounts receivable balances primarily reflects the growth in our revenue and longer payment cycles on certain contracts, including our linguist contract. Our payment cycles are within industry norms and are subject to fluctuations that may adversely affect our receivable balances and our liquidity in subsequent periods. Cash payments in the six months ended June 30, 2004 also included a payment of approximately $7.1 million to exit a leased facility, which was accrued for in 2002 as part of our facilities consolidation. Our investing activities used net cash of approximately $16.5 million, primarily for capital expenditures of $16.8 million. Our capital expenditures were higher in the six months ended June 30, 2004 than in prior periods due to substantial expenditures incurred related to our new facility in northern Virginia which consolidates several operations in the greater Washington, D.C. area. Financing activities provided $49.5 million, primarily from the increase in borrowing under our revolver in our senior credit facility of $49.1 million. Proceeds from stock issuances, primarily the exercise of stock options, provided $13.6 million. These increases were partially offset by the use of approximately $12.5 million in cash for the redemption of our cumulative convertible preferred stock made in March 2004.

        Discontinued operations provided approximately $2.3 million in the first six months of 2004 due primarily to cash proceeds of $6.0 million from the sale of Cayenta Canada in June 2004. These proceeds were partially offset by payments totaling approximately $3.7 million for vendor and lease obligations, exit costs, and for operating losses of our discontinued operations.

        At June 30, 2004, total borrowings under our senior credit facility were $393.9 million at a weighted average interest rate of 4.52%. Commitments under letters of credit, which reduce availability under our senior credit facility, were $10 million at June 30, 2004, resulting in $75 million of borrowing availability on the senior revolver at June 30, 2004. Of the total borrowings, $3.5 million was short-term. At June 30, 2004, we were in compliance with all financial covenants.

        We have a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities acting as sole lead arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents. The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

        The senior credit facility provides for interest rates per annum applicable to amounts outstanding under the term loan and the revolving credit facility that are, at our option, either the administrative agent's most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 2.00% per annum, based on our ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 3.25% per annum, based on our ratio of total debt to EBITDA. Our interest rates for base rate and LIBOR revolving loans are generally 0.50% to 0.75% lower than our interest rates for base rate and LIBOR term loans at the same ratio of total debt to EBITDA. We are required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the revolving credit facility. We are also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from 2.00% to 2.75%, based on its ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

        Our seven-year term loan matures on June 30, 2009 and the revolving credit facility matures on May 23, 2008. The seven-year term loan amortizes at 1.0% per year for years one through six (through the quarter ending June 30, 2008), with the remaining 94% due in four equal quarterly payments in year seven of the loan (through the quarter ending June 30, 2009). We may prepay amounts borrowed under the term loan and the revolving credit facility at our option without any fee. We are also required to make prepayments, subject to certain exceptions, of the outstanding amounts under the term loan and the revolving credit facility from asset sales, issuance of subordinated debt and equity securities, insurance or condemnation proceeds and from excess cash flows.

        The terms of the senior credit facility require us to provide certain customary covenants for a senior credit facility, including certain financial covenants. As amended, these financial covenants, as defined per the senior credit agreement, are comprised of a maximum total debt to EBITDA ratio of 5.0 to 1, a maximum total senior debt to EBITDA ratio of 3.25 to 1, declining to 2.75 to 1 in subsequent years, a minimum interest coverage ratio of 3.0 to 1, a minimum fixed charge coverage ratio of 1.35 to 1 and a minimum net worth of approximately $255 million at June 30, 2004.

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

        In addition, on or prior to May 15, 2006, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness. Each of our domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of ours and each guarantor's senior indebtedness and senior to all of ours and each guarantor's subordinated indebtedness.

        On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of substantially identical 8% senior subordinated notes due May 15, 2011 registered under the Securities Act of 1933.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the Notes began to accrue in October 2003 when we did not complete an exchange offer required under the registration rights agreement because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages continued to accrue, at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing notes up to a maximum of 2.00%, until the exchange offer described above was completed. The balance accrued at June 30, 2004 is $0.2 million. The liquidated damages are paid with the regular semi-annual interest payment.

        Deferred costs and expenses of $7.5 million related to the senior credit facility are included in Other Assets at June 30, 2004 and will be amortized over the remaining term of the senior credit facility. Deferred costs and expenses of $5.4 million related to the issuance of the Notes are also included in Other Assets at June 30, 2004, and will be amortized over the term of the Notes.

        Except as discussed related to SureBeam in Note 8 to the Notes to Consolidated Financial Statements, "Commitments and Contingencies", and except for our performance guarantees of certain Cayenta contracts as discussed in Note 5 to the Notes to Consolidated Financial Statments, there are no Titan guarantees of debt or performance by any third party, including any unconsolidated subsidiary.

        In relation to our acquisition of International Systems in 2002, additional consideration may be payable through 2011 based upon earnings level achieved. Approximately $0.7 million additional consideration was accrued for earnings in 2003, which was paid in April 2004. In relation to the ongoing FCPA investigations by the DOJ and SEC, we may be required to pay certain liabilities in the future related to this matter. We recorded a $3 million provision in the quarter ended December 31, 2003, and an additional $25.5 million in the quarter and six months ended June 30, 2004, representing our estimates at the time of potential liabilities related to this matter. The ultimate resolution of this matter, and timing of any payment, is dependent upon the final results of such inquiries and investigations and associated liabilities if any, could be different from the amount currently estimated. We also expect to continue to incur legal, accounting and other professional fees in connection with the ongoing government investigation and in connection with other ongoing litigation. Refer to Note 2 and Note 8 to the Notes to Consolidated Financial Statements for further discussion.

        We expect to incur approximately $12 million to $15 million in capital expenditures in the second half of 2004, primarily attributable to the completion of our new facility in Maryland, which consolidates our operations that serve the National Security Agency.

        We plan to finance our operations and working capital from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the payment of additional consideration on acquisitions, potential liabilities related to the current government investigation and working capital requirements for at least the next twelve months. Our strategy is to use cash flow from operations generated by the business to pay down debt. We may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. Also, while our current senior credit facility and senior subordinated bonds do not have "ratings triggers", or provisions that change credit pricing if and when ratings agencies change their credit ratings on Titan, Titan's ability to raise additional funds under new credit facilities may be more difficult, or altogether not possible, and the pricing of any new credit facility may be affected, if the credit rating on Titan overall is downgraded by rating agencies. Management is continually monitoring and reevaluating its level of investment in all of its operations and the financing sources available to achieve our goals.

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

        Impairment charge related to SureBeam.    We estimated the impairment charges recorded in 2003 and 2004 related to SureBeam based upon assumptions we made regarding estimated proceeds we expect to recover from the liquidation of assets provided to us under the settlement agreement with the SureBeam bankruptcy trustee. We estimated these proceeds based upon discounted sales values we believe the SureBeam equipment and inventory, primarily electron beam systems and other related components, can be sold for to third parties. We based these discounted sales values on recent sales prices as well as preliminary indications of interest from third parties. We evaluated the obligations due under the guarantee and lease agreements by taking into consideration the estimated sublease income and cash flows anticipated from all sources. We estimated the net amounts owed under the facilities lease agreements and lease guarantees issued on behalf of SureBeam by taking into consideration the estimated sublease income based on current market lease property values. Related to the bank guarantee we issued on behalf of Hawaii Pride, we evaluated the estimated cash flow to be generated from the operations of Hawaii Pride to determine the estimated amount that may be required to be loaned to Hawaii Pride to enable it to make its debt payments. We did not take into consideration the potential proceeds resulting from a sale of the intellectual property of SureBeam.

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

Forward Looking Information: Certain Cautionary Statements: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Some of the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise contained in this report that are not historical facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements relate to future events or our future financial and/or operating performance and can be generally identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "possible," "continue," or "opportunity," the negative of these words or words of similar import. Similarly, statements that describe our reserves or provisions, our estimates, and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business and so are subject to risks and uncertainties, including those risks and uncertainties identified below, that could cause our actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties also include, without limitation, those referred to under "Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003, and risks discussed in other reports filed by us with the SEC. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this report.

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

  •
  our ability to sustain our growth rates is dependent upon our ability to win contracts with potential revenue in excess of $100 million and other smaller contracts at the rates at which we have won new contracts and recompetes historically;

  •
  recruitment and retention risks relating to our higher risk job locations such as Iraq and Afghanistan; and

  •
  risks relating to the discontinuation of certain of our commercial businesses, including the risk that amounts recouped will be less than expected and exit costs may exceed expectations.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report. Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2004.

        Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any such changes to our internal controls over financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes during the six months ended June 30, 2004, to the information as of December 31, 2003, contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

        At the Special Meeting of Stockholders of The Titan Corporation held on June 7, 2004, to consider the proposed merger with Lockheed Martin, the following votes were cast:

Affirmative	55,244,545
Negative	815,209
Abstaining	72,907

Item 6. Exhibits and Reports on Form 8-K.

a.
List of exhibits:

2.1
Amendment No. 3 dated April 7, 2004 to Agreement and Plan of Merger dated September 15, 2003, as amended on February 6, 2004 and March 11, 2004, by and among Lockheed Martin Corporation, LMC Sub One, Inc., LMC LLC One, LLC and The Titan Corporation, which was Exhibit 2.1 to the Company's Form 8-K filed on April 7, 2004, is incorporated herein by this reference.
3.1
The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to the Company's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. The Company's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to the Company's 1987 Annual Report on Form 10-K is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to the Company's 1987 Annual Report on Form 10-K is incorporated herein by this reference.
3.2	The Company's Bylaws, which were Exhibit 3.3 to the Company's 1999 Annual Report on Form 10-K, are incorporated herein by this reference.
3.3	Amendments to Bylaws of the Company, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to the Company's 2001 Annual Report on Form 10-K, is incorporated herein by this reference.
10.1
Form of Executive Agreement between The Titan Corporation and Executive, entered into in June 2004 by The Titan Corporation with each of Lawrence J. Delaney, Allen D. Branch, Thomas J. Brennan, A. Anton Frederickson, Ronald B. Gorda, Robert J. Osterloh, Earl A. Pontius, Leslie A. Rose and Paul W. Sullivan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
b.
During the three months ended June 30, 2004, and through the date of this filing, the Company filed the following Forms 8-K and 8K/A:

(1)
Current Report on Form 8-K filed April 7, 2004, to furnish information under "Item 5. Other Events and Regulation FD Disclosure" related to the announcement that on April 7, 2004, The Titan Corporation and Lockheed Martin Corporation issued a press release announcing the amendment of their merger agreement.

(2)
Current Report on Form 8-K filed April 19, 2004, to furnish information under "Item 5. Other Events and Regulation FD Disclosure" related to the announcement that on April 19, 2004, Brian J. Clark had been appointed Vice President and Corporate Controller.

(3)
Current Report on Form 8-K filed May 5, 2004, to furnish Regulation FD disclosure pursuant to "Item 12. Results of Operations and Financial Condition" in accordance with the Securities and Exchange Commission's Releases Nos. 33-8216 and 34-47583.

  (4)
  Current Report on Form 8-K/A filed May 6, 2004, to furnish Regulation FD disclosure pursuant to "Item 12. Results of Operations and Financial Condition" in accordance with the Securities and Exchange Commission's Releases Nos. 33-8216 and 34-47583.

  (5)
  Current Report on Form 8-K filed May 7, 2004, to furnish information pursuant to "Item 11. Temporary Suspension of Trading Under Registrant's Employee Benefit Plans" concerning the temporary suspension of trading under the Company's Employee Benefit Plans.

  (6)
  Current Report on Form 8-K filed June 8, 2004, to furnish information pursuant to "Item 5. Other Events" regarding the company's announcement that it had received a "Wells Notice" from the staff of the U. S. Securities and Exchange Commission, and the announcement of the results of the company's special meeting of stakeholders to approve its proposed merger transaction with Lockheed Martin Corporation.

  (7)
  Current Report on Form 8-K filed June 29, 2004, to furnish information under "Item 5. Other Events and Regulation FD Disclosure" related to the announcement by Lockheed Martin Corporation that it had terminated the merger agreement with the Company.

THE TITAN CORPORATION
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2004	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY Gene W. Ray Chief Executive Officer, Chairman of the Board
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Exhibit No.	Description	Page No.
2.1	Amendment No. 3 dated April 7, 2004 to Agreement and Plan of Merger dated September 15, 2003, as amended on February 6, 2004 and March 11, 2004, by and among Lockheed Martin Corporation, LMC Sub One, Inc., LMC LLC One, LLC and The Titan Corporation, which was Exhibit 2.1 to the Company's Form 8-K filed on April 7, 2004, is incorporated herein by this reference.	*
3.1
	The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to the Company's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. The Company's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to the Company's 1987 Annual Report on Form 10-K is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to the Company's 1987 Annual Report on Form 10-K is incorporated herein by this reference.	*
3.2	The Company's Bylaws, which were Exhibit 3.3 to the Company's 1999 Annual Report on Form 10-K, are incorporated herein by this reference.	*
3.3	Amendments to Bylaws of the Company, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to the Company's 2001 Annual Report on Form 10-K, is incorporated herein by this reference.	*
10.1
Form of Executive Agreement between The Titan Corporation and Executive, entered into in June 2004 by The Titan Corporation with each of Lawrence J. Delaney, Allen D. Branch, Thomas J. Brennan, A. Anton Frederickson, Ronald B. Gorda, Robert J. Osterloh, Earl A. Pontius, Leslie A. Rose and Paul W. Sullivan.
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

QuickLinks

Part I—FINANCIAL INFORMATION
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands of dollars, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (in thousands, except per share data, or as otherwise noted)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended June 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Six Months Ended June 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended June 30, 2003 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Six Months Ended June 30, 2003 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of June 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of December 31, 2003 (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Six Months Ended June 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Six Months Ended June 30, 2003 (Unaudited) (In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except share and per share data, or as otherwise noted)
PART II—OTHER INFORMATION THE TITAN CORPORATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
THE TITAN CORPORATION SIGNATURES