Form 10-Q
period 2004-09-30
TITAN CORP
filed 2004-11-01
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6035

THE TITAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-2588754 (I.R.S. Employer Identification No.)
3033 Science Park Road San Diego, California (Address of Principal Executive Offices)	92121-1199 (Zip Code)

(858) 552-9500

(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes ☒    No ☒.

        The number of shares of registrant's common stock outstanding at October 22, 2004, was 84,711,802.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$525,997	$468,398	$1,494,951	$1,276,560

Costs and expenses:
Cost of revenues	445,104	393,624	1,265,458	1,067,616
Selling, general and administrative	37,960	36,722	112,100	113,539
Research and development	3,411	2,963	11,524	7,029
Merger, investigation and settlement costs (Note 2)	2,876	750	54,787	750
Asset impairment charges (Note 3)	—	—	22,695	—

Total costs and expenses	489,351	434,059	1,466,564	1,188,934

Operating profit	36,646	34,339	28,387	87,626
Interest expense	(9,391)	(9,105)	(27,666)	(25,843)
Interest income	157	768	560	2,199
Debt extinguishment costs (Note 6)	—	—	—	(12,423)
Net gain on sale of assets (Note 7)	—	—	563	—

Income from continuing operations before income taxes	27,412	26,002	1,844	51,559
Income tax provision	10,768	10,430	11,010	20,756

Income (loss) from continuing operations	16,644	15,572	(9,166)	30,803
Loss from discontinued operations, net of tax benefit (Note 5)	(839)	(395)	(38,524)	(2,760)

Net income (loss)	15,805	15,177	(47,690)	28,043
Dividend requirements on preferred stock	—	(172)	(190)	(516)

Net income (loss) applicable to common stock	$15,805	$15,005	$(47,880)	$27,527

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$0.19	$(0.11)	$0.38
Loss from discontinued operations, net of tax benefit	(0.01)	(0.00)	(0.46)	(0.03)

Net income (loss)	$0.19	$0.19	$(0.57)	$0.35

Weighted average shares	84,380	80,210	83,698	79,374

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$0.18	$(0.11)	$0.37
Loss from discontinued operations, net of tax benefit	(0.01)	(0.00)	(0.46)	(0.03)

Net income (loss)	$0.18	$0.18	$(0.57)	$0.34

Weighted average shares	86,167	84,210	83,698	82,296

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$30,401	$26,974
Accounts receivable—net	458,600	381,265
Inventories	18,308	21,430
Prepaid expenses and other	21,473	23,702
Deferred income taxes	93,540	91,272
Current assets of discontinued operations (Note 5)	8,646	37,477

Total current assets	630,968	582,120
Property and equipment—net	48,697	52,508
Goodwill	463,811	462,909
Intangible assets	21,258	29,949
Other assets—net	43,160	36,176
Deferred income taxes	62,781	62,781
Non-current assets of discontinued operations (Note 5)	34,974	64,192

Total assets	$1,305,649	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	85,005	90,086
Current portion of long-term debt	897	863
Accrued compensation and benefits	99,511	81,332
Other accrued liabilities	119,538	93,129
Current liabilities of discontinued operations (Note 5)	19,365	22,681

Total current liabilities	327,816	291,591

Long-term portion of amounts outstanding under line of credit	359,500	341,250

Senior subordinated notes	200,000	200,000

Other long-term debt	500	988

Other non-current liabilities	57,675	50,352

Non-current liabilities of discontinued operations (Note 5)	31,122	35,045

Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $0 and $13,700 liquidation preference, designated 1,068,102 shares: -0- and 686,829 shares issued and outstanding	—	687
Series A junior participating: designated 1,000,000 shares: None issued and outstanding	—	—
Common stock: $.01 par value, authorized 200,000,000 shares: 84,689,056 and 82,182,250 shares issued and outstanding	847	822
Capital in excess of par value	675,522	670,733
Deferred compensation	(392)	(1,584)
Accumulated deficit	(345,911)	(298,221)
Accumulated other comprehensive income (loss)	—	(215)
Treasury stock at cost: 278,652 and 265,124 shares	(1,030)	(813)

Total stockholders' equity	329,036	371,409

Total liabilities and stockholders' equity	$1,305,649	$1,290,635

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(9,166)	$30,803
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities, net of effects of net assets and businesses sold:
Accrual for estimated settlement charge (Note 2)	25,500	—
Asset impairment charges (Note 3)	22,695	—
Debt extinguishment costs	—	12,423
Depreciation and amortization	11,441	14,188
Deferred income taxes and other	13,113	21,499
Deferred compensation	1,192	6,686
Changes in operating assets and liabilities, net of the effects of net assets sold:
Accounts receivable	(80,694)	(41,206)
Inventories	4,103	2,190
Prepaid expenses and other assets	(5,763)	(4,968)
Accounts payable	(4,913)	(13,450)
Accrued compensation and benefits	19,565	27,687
Other liabilities	7,295	19,693

Net cash provided by continuing operations	4,368	75,545

Loss from discontinued operations	(38,524)	(2,760)
Asset impairment charges (Note 5)	43,183	—
Net proceeds from divestiture of businesses (Note 5)	5,623	2,100
Holdback payments related to prior year acquisition (Note 7)	—	(2,000)
Changes in net assets and liabilities of discontinued operations	(11,090)	(11,532)

Net cash used for discontinued operations	(808)	(14,192)

Net cash provided by operating activities	3,560	61,353

Cash Flows from Investing Activities:
Capital expenditures	(19,874)	(7,439)
Acquisition of business, net of cash acquired	—	(1,990)
Proceeds from sale of investments and net assets	2,880	—
Earnout payment related to prior year acquisition	(2,460)	—
Other investments	(1,243)	(562)
Other	2,045	74

Net cash used for investing activities	(18,652)	(9,917)

Cash Flows from Financing Activities:
Extinguishment of High Tides and other debt reductions	(454)	(252,392)
Issuance of senior subordinated notes and other debt additions	18,250	200,000
Preferred stock redemption (Note 4)	(12,518)	—
Deferred debt issuance costs	(500)	(8,814)
Debt extinguishment costs	—	(4,352)
Decrease in restricted cash	—	394
Proceeds from exercise of stock options and other	13,900	11,851
Dividends paid	(190)	(516)
Other	(184)	58

Net cash provided by (used for) financing activities	18,304	(53,771)

Effect of exchange rate changes on cash	215	(53)

Net increase (decrease) in cash and cash equivalents	3,427	(2,388)
Cash and cash equivalents at beginning of period	26,974	34,123

Cash and cash equivalents at end of period	$30,401	$31,735

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2004
Balances at December 31, 2003	$687	$822	$670,733	$(1,584)	$(298,221)	$(215)	$(813)	$371,409
Exercise of stock options and other		22	14,095				(217)	13,900
Redemption of preferred stock (Note 4)	(626)		(11,892)					(12,518)
Conversion of preferred stock	(61)		61					—
Amortization of deferred compensation				1,192				1,192
Foreign currency translation adjustment						215		215
Shares contributed to employee benefit plans		3	2,715					2,718
Dividends on preferred stock—Cumulative convertible, $.28 per share			(190)					(190)
Net loss					(47,690)			(47,690)

Balances at September 30, 2004	$—	$847	$675,522	$(392)	$(345,911)	$—	$(1,030)	$329,036

Nine Months Ended September 30, 2003
Balances at December 31, 2002	$688	$783	$647,752	$(8,791)	$(327,318)	$(132)	$(669)	$312,313
Exercise of stock options and other		20	11,975				(144)	11,851
Shares issued for acquisition (See Note 7)		3	3,256					3,259
Return of shares related to acquisition (See Note 7)			(2,000)					(2,000)
Amortization of deferred compensation				6,686				6,686
Foreign currency translation adjustment						(53)		(53)
Shares contributed to employee benefit plans		9	6,518					6,527
Dividends on preferred stock—Cumulative convertible, $.50 per share			(516)					(516)
Net income					28,043			28,043

Balances at September 30, 2003	$688	$815	$666,985	$(2,105)	$(299,275)	$(185)	$(813)	$366,110

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands, except per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

        The accompanying consolidated financial information of The Titan Corporation and its subsidiaries (Titan or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K to the Securities and Exchange Commission (SEC) for the year ended December 31, 2003. The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

        Prior to the discontinuance of certain operations in 2002, Titan grouped its businesses into five business segments—Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and SureBeam. Titan is no longer reporting its results of operations by these segments; however, reference may be made to these segments in discussions of historical information (see Note 5). In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," substantially all of Titan's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

Significant Accounting Pronouncements

        Reclassifications.    Certain reclassifications have been made to the prior year presentation to conform to the 2004 presentation.

        Stock-Based Compensation.    As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," Titan has elected to continue to apply the intrinsic value based method of accounting for stock options and has adopted the disclosure only provisions of the fair value method contained in SFAS No. 123. Compensation cost, if any, is measured as the excess of the quoted market price of Titan's stock on the date of grant over the exercise price of the grant. Had compensation cost for Titan stock-based compensation plans been determined based on the fair value method at the grant dates for awards under those plans, our results of operations would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$15,805	$15,177	$(47,690)	$28,043
Add: Total stock-based employee compensation expense in reported net income (loss), net of related tax effects	203	632	715	4,012
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,256)	(1,980)	(5,395)	(5,990)

Net income (loss), pro forma	$13,752	$13,829	$(52,370)	$26,065

Earnings (loss) per share:
Basic as reported	$0.19	$0.19	$(0.57)	$0.35
Basic pro forma	$0.16	$0.17	$(0.63)	$0.32
Diluted as reported	$0.18	$0.18	$(0.57)	$0.34
Diluted pro forma	$0.16	$0.16	$(0.63)	$0.31

        Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Effective January 1, 2002, Titan adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

        Titan performs its annual testing for impairment of goodwill and other intangible assets in the first quarter of each year, prior to the release of its financial statements for the previous year. Based on management's annual testing, as of January 1, 2004, there were no indicators of impairment. However, in June 2004, in connection with the decision to dispose of certain operations as discussed more fully in Note 5, management determined that there were impairments related to certain goodwill and purchased intangibles of its Datron World Communications business.

Note (2) Merger, Investigation and Settlement Costs

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve issues and concerns related to internal reviews, and the related SEC investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law, particularly under the Foreign Corrupt Practices Act (FCPA) (see Note 8). Under the amended merger terms, it was a condition to closing that Titan either obtain written confirmation that the Criminal Division of the DOJ considered its criminal inquiry resolved and did not intend to pursue any claims against Titan relating to this matter, or enter into a plea agreement with the Criminal Division of the DOJ and completed the sentencing process. Titan did not satisfy either of these conditions.

        In the three months and nine months ended September 30, 2004, respectively, Titan incurred approximately $2.9 million and $54.8 million in settlement provision, legal, investment banking, accounting, printing and other professional fees and costs related to the government investigations (referred to above) and the terminated merger with Lockheed Martin, which are reflected in Merger, Investigation and Settlement Costs in the accompanying consolidated statements of operations. The merger-related costs include the costs of an exchange offer and consent solicitation for Titan's senior subordinated notes and administrative costs associated with the redemption of Titan's preferred stock (see Note 4), both of which were conditions to close the proposed merger. The investigation-related costs which approximated $2.2 million and $20.2 million of these costs in the three months and nine months ended September 30, 2004, respectively, include the costs associated with the comprehensive internal review conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the DOJ and the investigation by the SEC. Refer to Note 6 for a discussion of the impact of the terminated merger on Titan's outstanding debt.

        In the three months ended September 30, 2004, Titan did not record any adjustments to the previously recorded $28.5 million provision to settle the FCPA matter with the government. In the second quarter of 2004, Titan recorded a provision of $25.5 million for anticipated settlement costs related to the government FCPA investigations. Titan had previously recorded $3.0 million as of December 31, 2003, for resolution of this matter. Titan's $28.5 million reserve does not include investigation related legal costs being incurred to reach resolution of the FCPA matter, as those costs are expensed as incurred each period. Titan is continuing to cooperate fully with the government to resolve the investigations (see Note 8).

Note (3) Asset Impairment Charges

        In the quarter ended June 30, 2004, Titan recorded asset impairment charges totaling $22.7 million. Approximately $10 million of these charges pertained to impairment of fixed assets directly related to the termination of a program by a U.S. civilian government agency in the second quarter, and impairment of assets associated with a reduction in scope of planned business activities in Saudi Arabia. As a result of curtailing the activities in Saudi Arabia and with the U.S. civilian government agency, future cash flows will be insufficient to recover the carrying value of certain dedicated assets. In addition, approximately $7.2 million of these charges were recorded to reflect a revised estimate of the net realizable value of SureBeam-related assets transferred to Titan in the April 2004 bankruptcy court settlement of SureBeam's indebtedness and other obligations to Titan (see Note 8). This revised estimate was made using updated information related to potential sales of assets and transfers of obligations. Approximately $5.5 million related to a charge for impairment of a technology license Titan purchased from SureBeam in 2001 (see Note 8).

Note (4) Redemption of Cumulative Convertible Preferred Stock

        On March 15, 2004, Titan redeemed all outstanding shares of its cumulative convertible preferred stock. The redemption was a condition to the closing of the then-proposed merger with Lockheed Martin. An aggregate of 625,846 shares were redeemed at $20 per share, plus cumulative dividends in arrears of $0.03 per share, which utilized cash of approximately $12.5 million, and the remaining 60,983 shares of preferred stock were converted by shareholders into 47,580 shares of common stock. The redemption of the preferred stock is recorded as a reduction to stockholders' equity.

Note (5) Discontinued Operations

        In June 2004, Titan's board of directors decided to sell or otherwise divest Titan's Datron World Communications business (Datron World) and its Titan Scan Technologies service business (Scan Services). These are non-core operations that have not performed to management's expectation, and their divestiture will allow Titan to better focus on its National Security Solutions business. Previously, Datron World was reported in the Titan Systems segment, and Scan Services was reported in the Titan Technologies segment and they are presented below within those segments. These businesses have been reported as a discontinued operation in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued.

        The results of discontinued operations for the nine months ended September 30, 2004, include asset impairment charges of approximately $20.3 million for Datron World, consisting of goodwill of approximately $17.3 million and approximately $3.0 million related to inventory value not expected to be recovered in the disposal of this business. Revenues for Datron World for the nine months ended September 30, 2004, were $8.9 million.

        The results of discontinued operations for the nine months ended September 30, 2004, include asset impairment charges of approximately $8.5 million for Scan Services, primarily representing fixed asset values not expected to be recovered in the disposal of the business. The estimate of value expected to be recovered upon disposition is based on indications of interest and proposed letters of intent received by Titan. Revenues for Scan Services for the nine months ended September 30, 2004, were $4.1 million.

        In July 2002, Titan's board of directors decided to exit all of our international telecommunications businesses by selling and winding down our operations within our Titan Wireless segment. Titan immediately began implementing these actions, which were substantially completed during 2003. Titan reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

        In the third quarter of 2003, Titan completed the sale of its GlobalNet business. Payments received for the sale of GlobalNet consisted of approximately $2 million in cash, notes receivable of approximately $1.5 million and the buyer's assumption of all of the outstanding liabilities of GlobalNet, which aggregated to approximately $21 million at the time of the consummation of the sale. Titan has collected approximately $0.6 million of the amounts due under the notes receivable; however, the remaining $0.9 million is past due and was previously reserved, as Titan has no assurance that this remaining balance will ultimately be collected. In accordance with SFAS No. 144, all commercial operations that have been sold, or are held for sale, have been reflected as discontinued operations for all periods presented in Titan's consolidated financial statements.

        On December 10, 1999, Titan's wholly-owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (the OPT), entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This financing was subsequently increased by 6.0 billion francs CFA to approximately $54.0 million. This medium-term financing is a non-recourse loan to Titan Africa which is guaranteed by the OPT and secured by the OPT's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% per year and was originally to be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003. The payment terms were subsequently amended calling for quarterly payments through mid-2006. The borrowings on this facility have been utilized to fund various equipment and subcontractor costs incurred most notably by Alcatel of France, a major subcontractor to this project.

        Related to Titan's contract with the OPT, Titan has a $44.5 million gross receivable due from the OPT, of which $14.3 million is reflected in current assets of discontinued operations and of which $30.2 million is reflected in non-current assets of discontinued operations as of September 30, 2004. The $30.2 million receivable is recorded as a net non-current receivable on the project, reflecting the outstanding balance on the non-recourse loan drawn to cover subcontract costs. The $30.2 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at September 30, 2004. The $14.3 million difference between the gross receivable of $44.5 million and the $30.2 million balance on the non-recourse loan represents amounts currently due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. This agreement contemplated a $25 million payment by the OPT to Titan, which was due in full by November 30, 2003. On December 31, 2003, we received a partial payment of $11 million on the settlement. Based on the facts available in the second quarter of 2004, principally the OPT's cash flow deficiencies and inability to obtain adequate financing, Titan recorded a full reserve for the $14.3 million balance outstanding. Notwithstanding this reserve, Titan has commenced an international arbitration against the OPT seeking collection of this receivable. The Titan Wireless results of discontinued operations also reflect a provision of approximately $3.9 million recorded in the second quarter of 2004 for estimated costs of resolving a contingent liability with a subcontractor related to this project. The current liabilities of $12.3 million of Titan Wireless include approximately $11.4 million of remaining exit costs.

        On June 2, 2004, Titan sold Cayenta Canada, its remaining commercial information technology business for a net $5.6 million in cash, with no resulting gain or loss recorded on the sale. Titan retained current liabilities related to this business which are included in Titan Technologies below, of approximately $1.9 million related to potential purchase price adjustments due to the buyer and transaction-related costs and indemnification obligations related to the sale. Additionally, Titan had previously guaranteed performance on several customer contracts and a facility lease related to this business and these guarantees were not transferred to the buyer in the June 2004 sale. The face value of these guarantees is approximately $14 million at September 30, 2004. Titan has not had to make any payments with respect to contract guarantees related to this business since its acquisition in 1999.

        The current assets of Titan Systems and Titan Technologies below at September 30, 2004, are primarily comprised of accounts receivable and inventory balances.

Income Statement Summary

        The following is a summary by original business segment (prior to the discontinuance of these segments in 2002) of the income (loss) from discontinued operations for 2004 and 2003:

	Three months ended September 30, 2004
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(473)	$(741)	$(183)	$(1,397)
Impairment of assets	—	—	—	—
Subcontractor contingency reserve	—	—	—	—

	(473)	(741)	(183)	(1,397)
Tax benefit	(189)	(296)	(73)	(558)

Net loss	$(284)	$(445)	$(110)	$(839)

	Three months ended September 30, 2003
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(928)	$(1,401)	$(2,695)	$(5,024)
Subcontractor contingency reserve	—	(5,000)	—	(5,000)
Gain on sale	—	1,210	—	1,210

	(928)	(5,191)	(2,695)	(8,814)
Tax benefit	(397)	(6,942)	(1,080)	(8,419)

Net income (loss)	$(531)	$1,751	$(1,615)	$(395)

	Nine months ended September 30, 2004
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(1,039)	$(2,379)	$(1,573)	$(4,991)
Impairment of assets	(20,332)	(14,351)	(8,500)	(43,183)
Subcontractor contingency reserve	—	(3,900)	—	(3,900)

	(21,371)	(20,630)	(10,073)	(52,074)
Tax benefit	(1,615)	(8,252)	(3,683)	(13,550)

Net loss	$(19,756)	$(12,378)	$(6,390)	$(38,524)

	Nine months ended September 30, 2003
	Titan Systems	Titan Wireless	Titan Technologies	Total
Loss from discontinued operations	$(3,800)	$(2,318)	$(5,982)	$(12,100)
Subcontractor contingency reserve	—	(5,000)	—	(5,000)
Gain on sale	—	1,210	—	1,210

	(3,800)	(6,108)	(5,982)	(15,890)
Tax benefit	(1,623)	(7,282)	(4,225)	(13,130)

Net loss	$(2,177)	$(1,174)	$(1,757)	$(2,760)

Titan Technologies' 2004 and 2003 results above include operating losses in Canada for which there is no tax impact. The tax benefit for Titan Systems' results in 2004 was reduced as a result of the non-deductibility of the impairment of the intangible assets of Datron World. Included in the results for the nine months ended September 30, 2003, is a tax benefit of $2.3 million, recorded to reflect the estimated tax impact of adjusting the carrying value of certain assets of Cayenta Canada, which was sold in June 2004.

	As of September 30, 2004	As of December 31, 2003
Current assets of discontinued operations:
Titan Systems	$7,171	$13,747
Titan Wireless	—	14,277
Titan Technologies	1,475	9,453

	$8,646	$37,477

Non-current assets of discontinued operations:
Titan Systems	$1,483	$19,153
Titan Wireless	30,159	32,307
Titan Technologies	3,332	12,732

	$34,974	$64,192

Current liabilities of discontinued operations:
Titan Systems	$3,730	$3,442
Titan Wireless	12,620	12,540
Cayenta	—	97
Titan Technologies	3,015	6,602

	$19,365	$22,681

Non-current liabilities of discontinued operations:
Titan Systems	$205	$208
Titan Wireless	30,159	32,307
Cayenta	—	535
Titan Technologies	758	1,995

	$31,122	$35,045

Note (6) Debt

Senior Credit Facility

        At September 30, 2004, total borrowings outstanding under Titan's senior credit facility were $363 million at a weighted average interest rate of 4.46%. Commitments under letters of credit, which reduce availability under the senior credit facility, were approximately $8.8 million at September 30, 2004, resulting in approximately $106.2 million of borrowing availability on the senior revolver at September 30, 2004. Of the total outstanding borrowings, $3.5 million was short-term. At September 30, 2004, Titan was in compliance with all financial covenants under its various debt agreements. The remaining unamortized deferred costs and expenses of $7.6 million related to the senior credit facility, which were incurred primarily in 2002, are included in Other Assets at September 30, 2004 and will be amortized over the remaining term of the senior credit facility, assuming no prepayment is made.

Senior Subordinated Notes

        On May 15, 2003, Titan sold $200 million of 8% senior subordinated notes due May 15, 2011, in a private placement (the Notes). Titan used the net proceeds from the issuance of the Notes, plus borrowings of $50 million under its revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4%HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

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

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the then-outstanding Notes began to accrue in October 2003 when we did not complete an exchange offer required under the registration rights agreement because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages continued to accrue at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing Notes up to a maximum of 2.00%, until the exchange offer described below was completed. The balance accrued at September 30, 2004 is $0.3 million. The liquidated damages are payable with the regular semi-annual interest payment.

        On July 19, 2004, Titan completed an exchange offer pursuant to which holders of the Notes exchanged all but $0.4 million in principal amount of the Notes for newly issued 8% senior subordinated notes due 2011 registered under the Securities Act of 1933, as amended (the Securities Act), with substantially the same terms and conditions and covenants as the Notes. Upon completion of the exchange offer, liquidated damages ceased to accrue on the Notes.

        The remaining unamortized deferred issuance costs of $5.2 million related to the Notes, which were incurred in 2003, are included in Other Assets at September 30, 2004, and are amortized as interest expense over the term of the Notes, assuming no prepayment is made using the effective interest method.

Note (7) Other Financial Information

Earnings Per Share

        Basic and diluted earnings per share were computed based on net income, less the regular quarterly dividend requirement for preferred stock in 2004 and 2003 and the accrued dividend to the date of redemption in the second quarter of 2004.

        The following data summarizes information relating to the per share computations for income from continuing operations:

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income from continuing operations	$16,644			$15,572
Less: preferred stock dividends	—			(172)

Basic EPS:
Income from continuing operations available to common stockholders	16,644	84,380	$0.20	15,400	80,210	$0.19
Effect of dilutive securities:
Stock options and warrants	—	1,787	(0.01)	—	4,000	(0.01)

Diluted EPS:
Income from continuing operations available to common stockholders	$16,644	86,167	$0.19	$15,400	84,210	$0.18

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Income (loss) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts)	Income (loss) (Numerator	Shares (000's) (Denominator)	Per Share Amounts
Income (loss) from continuing operations	$(9,166)			$30,803
Less: preferred stock dividends	(190)			(516)

Basic EPS:
Income (loss) from continuing operations available to common stockholders	(9,356)	83,698	$(0.11)	30,287	79,374	$0.38
Effect of dilutive securities:
Stock options and warrants	—	—	—	—	2,922	(0.01)

Diluted EPS:
Income (loss) from continuing operations available to common stockholders	$(9,356)	83,698	$(0.11)	$30,287	82,296	$0.37

        In the three months ended September 30, 2004, options and warrants to purchase approximately 4,290,000 shares of common stock at prices ranging from $12.81 to $29.74 were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period. For the three month period ended September 30, 2003, options and warrants to purchase approximately 1,570,000 shares of common stock at prices ranging from $15.88 to $29.74 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        In the nine months ended September 30, 2004, options and warrants to purchase approximately 5,025,000 shares of common stock at prices ranging from $1.04 to $17.29 per share were not included in the computation of diluted EPS due to the loss from continuing operations, and approximately 222,000 shares of common stock at prices ranging from $19.43 to $29.74 were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the exercise price being higher than Titan's average market price in the period. In the nine months ended September 30, 2003, options and warrants to purchase approximately 3,189,000 shares of common stock at prices ranging from $11.57 to $29.74 per share were not included in the computation of diluted EPS as the effect would have been anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        Approximately 537,400 shares of common stock in the three and nine month periods ended September 30, 2003 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive due to the conversion price being higher than Titan's average market price in the period. The change in potential dilution from 2003 to 2004 is due to the redemption of the preferred stock on March 15, 2004 (see Note 4). Approximately 3,879,500 shares in the nine months ended September 30, 2003, that could have been issued from the potential conversion of remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computation of diluted EPS, as their effect was anti-dilutive. The HIGH TIDES were redeemed on June 4, 2003.

Select Statement of Operations Data

        Included in the revenues in the three and nine months ended September 30, 2004, are revenues related to a single contract with the U. S. Army to provide linguist services of $73.0 million and $172.6 million, respectively, representing 13.9% and 11.5% of total revenues in the three and nine months, respectively. No other single contract provided more than 3% of total revenues for these periods.

        The net gain on sale of assets reflected in the consolidated statement of operations for the nine months ended September 30, 2004 represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the proposed merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of Titan's ongoing strategy to divest non-core assets and operations.

Select Balance Sheet Data

        The following are details concerning certain balance sheet data:

	September 30, 2004	December 31, 2003
Accounts Receivable:
U.S. Government-billed	$383,991	$307,601
U.S. Government-unbilled	62,363	63,141
Trade	16,039	14,070
Less: allowance for doubtful accounts	(3,793)	(3,547)

	$458,600	$381,265

Inventories:
Materials	$6,089	$5,493
Work-in-process	8,056	12,227
Finished goods	4,163	3,710

	$18,308	$21,430

        A summary of the utilization of exit and restructuring accruals during the nine months ended September 30, 2004 is as follows:

	Balance December 31, 2003	Cash Paid	Change in Estimate	Balance September 30, 2004
Titan Systems restructuring:
Estimated facilities consolidation costs	$27,296	$(11,855)	$(53)	$15,388

Cayenta headquarters exit costs:
Lease commitment costs	625	(442)	383	566
Employee termination costs and other	7	(7)	—	—

	632	(449)	383	566

	$27,928	$(12,304)	$330	$15,954

        At September 30, 2004, $5.2 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet, and $10.8 million are included in Other Non-current Liabilities. The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2004 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009. In the second quarter of 2004, Titan made a payment of approximately $7.1 million to exit a leased facility.

        Titan's only element of other comprehensive income resulted from foreign currency translation adjustments in all periods reported, which is reflected in the Consolidated Statements of Stockholders' Equity.

Supplemental Cash Flow Information

        Supplemental disclosure of cash flow information is as follows:

	Nine months ended September 30,
	2004	2003
Non-cash investing and financing activities:
Shares contributed to employee benefit plans	$2,718	$6,527
Write-off of deferred debt issuance costs	—	8,071
Shares tendered for stock option exercises	218	144
Issuance of stock for acquisitions	—	3,259
Cash paid for interest	$21,128	$18,499
Cash paid for (provided by) income tax	(685)	1,795

        Cash earnout payments totaling $2.5 million were made in the nine months ended September 30, 2004, related to our acquisitions of Wave Science and International Systems in 2002. These amounts were accrued for in 2003. In the third quarter of 2004, the final earnout payment was accrued in the amount of $1.0 million related to the Wave Science acquisition. Payment was made during the fourth quarter of 2004.

        In 2002, Titan issued 172,153 shares of Titan common stock valued at $3.8 million as consideration for the purchase of assets of a company which became part of the Cayenta business, and was reported as discontinued operations until its sale in 2003. In the second quarter of 2003, the indemnification period as defined in the asset purchase agreement expired, and as provided for in the purchase agreement, the seller elected to exchange all of the Titan common stock for cash of $2.0 million and the extinguishment of notes receivable of $1.8 million for cash advances made in 2002.

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

        The internal review began with a focus on Titan's Datron World unit, which was discontinued in June 2004, but later was expanded to a number of Titan's international businesses, including Titan Wireless (which was discontinued in 2002) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to, and does provide the SEC and the DOJ with the results of the investigation on a continual basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the DOJ initiated a criminal inquiry into this matter. The government investigations are ongoing.

        Both prior to and since the termination of the merger agreement with Lockheed Martin, Titan has engaged in settlement discussions with the SEC and the DOJ. If settlement discussions fail, and the government determines that unlawful payments were made, the government could take action against Titan and/or some of its employees. These actions could result in criminal and civil fines, penalties, criminal sanctions and limitations on Titan's ability to export products or enter into future U.S. government contracts.

        As previously disclosed, Titan had recorded a provision of $3 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan now estimates the total cost to resolve this matter with the government will be approximately $28.5 million and recorded an additional provision of $25.5 million in the second quarter of 2004 to reflect this change in estimate. There was no adjustment to the provision in the third quarter of 2004. However, Titan may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the existing provision.

  Stockholder Class Actions

        Since April 2, 2004, two purported stockholder class action lawsuits have been filed against Titan and certain of its officers, asserting claims under the federal securities laws, which we refer to collectively as the federal securities actions. On September 17, 2004, these class action lawsuits were consolidated as In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), a consolidated purported class action filed before the U.S. District Court for the Southern District of California. The federal securities action purports to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The complaint seeks an unspecified amount of damages. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. Titan believes the allegations against Titan and its officers are without merit and intends to defend the claims vigorously.

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

        The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement delivered on April 7, 2004. Titan believes the allegations against the Titan officers are without merit and intends to defend the claims vigorously.

        Since June 28, 2004, three shareholder derivative lawsuits have been filed against the Titan directors and certain Titan officers, naming Titan as a nominal defendant, which we refer to collectively as the derivative actions. The derivative actions include Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; and Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County. The derivative actions are brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented alleged FCPA violations or would have detected the FCPA violations. The plaintiffs seek to recover the costs incurred in the internal and external investigations. Titan believes the allegations against its officers and directors are without merit and intends to defend the claims vigorously.

  Other Legal Proceedings

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

        In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DOJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts. Titan has been informed that other companies who have performed similar services have received subpoenas as well. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

        In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with our contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. Titan is not aware of any illegal or inappropriate conduct and is fully cooperating with the government's inquiries in these areas.

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, a former subsidiary of Titan, Dr. Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR), a single purported class action for which an amended consolidated class action complaint was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The complaint seeks an unspecified amount of damages. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. Titan believes the allegations against Titan and its directors in the amended complaint are without merit and intends to defend the claims vigorously.

        On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California (described below under SureBeam Matters) brought an action, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. Titan is not named as defendant in this litigation and received a prior release of claims from the bankruptcy trustee. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of this claims, subject to indemnification agreements and bylaw provisions.

        On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California. The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.88 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. Titan believes that the claims of Gonzales Communications are without merit and intends to defend its position vigorously.

        Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against Titan, CACI International, Inc., and CACI affiliates, and three individuals (one formally employed by Titan and one employed by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, NO. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to Saleh. Class certification has not been requested in Ibrahim. Titan believes the allegations in both cases are without merit and intends to defend these lawsuits vigorously.

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

  SureBeam Matters

        Prior to and in connection with the spin-off of SureBeam Corporation, a former subsidiary of Titan, Titan and SureBeam entered into a number of agreements, including the extension of $25 million under a senior secured revolving credit facility, which was secured by a lien on substantially all of SureBeam's assets. In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam. The aggregate amount of the lease obligations Titan has guaranteed as of September 30, 2004 is approximately $17.9 million. The leases extend through periods ending in 2023. The aggregate amount payable by Titan as of September 30, 2004, for future obligations under the leases for approximately 63,800 square feet that were subleased to SureBeam for periods through 2010 is approximately $4.1 million.

        On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, Titan recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam's other indebtedness and obligations to Titan. In the second quarter of 2004, Titan recorded an additional pre-tax impairment charge of $7.2 million to reflect a change in estimate of the amount expected to ultimately be recovered through the liquidation of SureBeam assets, as well as amounts to be incurred for facilities restoration costs. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of assets provided to Titan under the settlement agreement with the SureBeam bankruptcy trustee described below. The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $3.8 million. To date, Titan has not yet subleased or otherwise transferred any of the guaranteed leases or lease obligations to third parties. The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $16.8 million. The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a tax allocation agreement. The actual amount of Titan's losses could be lower or higher than currently estimated depending on the proceeds received from the liquidation of SureBeam assets provided to Titan under the settlement agreement and the amount of net payments made under its leases and lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride.

        On April 5, 2004, the United States Bankruptcy Court for the Southern District of California approved the settlement agreement that Titan had entered into with the bankruptcy trustee of SureBeam Corporation and SB Operating Co LLC (SureBeam). Under the settlement agreement, substantially all of the SureBeam assets were transferred to Titan and the trustee, on behalf of the bankruptcy estate, released Titan from any claims held by SureBeam. These assets include all equipment and inventory, patents, intellectual property, certain customer receivables and leased and subleased properties. Titan agreed to exclude from the settlement agreement approximately $4 million in assets that will remain in the bankruptcy estate. The excluded assets consist of cash and two customer receivables. Costs incurred, primarily legal and other professional fees, in the nine months ended September 30, 2004, related to the bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation, were approximately $1.7 million, and are reflected on the Consolidated Statement of Operations in selling, general and administrative expenses.

        In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride's bank debt up to the greater of SureBeam's equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, WebBank. As of September 30, 2004, Titan has guaranteed approximately $1.1 million, or 19.9% of the current loan balance of $5.5 million. Titan currently expects to be obligated to cover any defaults by Hawaii Pride on the entire outstanding balance of the loan if the default is not cured within 90 days. In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank. Through September 30, 2004, Titan has loaned approximately $0.6 million to Hawaii Pride under a new credit facility for a maximum amount of $0.6 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments. The new credit facility is secured by a second lien on Hawaii Pride's assets including real property and its facility. The lien is subordinate to the lien held by Hawaii Pride's bank, Web Bank. All amounts outstanding under this facility are required to be repaid by May 2005. Based on operating projections pepared by Hawaii Pride and submitted to Titan, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility and that Hawaii Pride will not default on its loan guaranteed by Titan. However, there can be no assurance that Hawaii Pride will achieve sufficient cash flows to repay obligations as they come due and Titan could be forced to make payment under the guarantee agreement.

        In connection with the license Titan purchased to use SureBeam's intellectual property, the remaining unamortized balance of $1.2 million at September 30, 2004, is reflected as a non-current asset in Other Assets in the Consolidated Balance Sheet. In the quarter ended June 30, 2004, management identified an impairment to the value of the asset based on revised estimates of future cash flows from sales of systems, resulting in a charge of $5.5 million to reduce the carrying value (see Note 3). The remaining license balance will be amortized over a 5-year period. The license was purchased in September 2001 and includes a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets. Titan utilizes this technology for its contract with the U.S. Postal Service to provide mail sanitization systems and has outstanding bids using these technology rights.

Note (9) Related Party Transactions

Geolutions Agreement

        In conjunction with Titan's exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless's outstanding warranty obligations. Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan. Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million. These fees were payable through September 30, 2004, the period over which Titan's warranty obligations exist on its existing customer contracts. In March 2004, Titan settled its remaining contractual liability to Geolutions and no longer has outstanding warranty obligations concerning Titan Wireless. Titan has entered into a short-term time and materials contract for Geolutions to provide technical services related to certain equipment in Benin, Africa in conjunction with Titan's exit activities related to the contract with the OPT (see Note 5).

Change in Control Agreements

        In March 2000, Titan entered into executive agreements with Dr. Ray and Mr. Costanza, which provide special benefits in the event of a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions therein. Effective as of August 20, 2003, Titan also entered into an executive agreement with Mr. Sopp, which mirrors the executive agreement, as amended, for Mr. Costanza. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan and (2) the executive is terminated by Titan other than for "Cause" (as defined below) or such executive terminates his employment for "Good Reason" (as defined below) within three years following such change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or in anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his "Highest Annual Bonus" (as defined below). Each executive has the right under these agreements to resign for "Good Reason" at the effective time of certain mergers involving Titan, including if Titan ceases to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive's and his family's welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive's date of termination or, as applicable, the expiration of the executive's continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, the agreements provide that all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full, and, to the extent not exercised by the executive, will, subject to the terms of the option plans, be cancelled immediately prior to the completion of certain mergers involving Titan. Following certain mergers involving Titan, each executive will be entitled to outplacement services at a cost not to exceed $0.1 million, which will be paid by Titan (or, after the merger, the surviving entity). Furthermore, the executive will be deemed to have attained not less than six years of service and to have vested for all purposes under Titan's supplemental retirement plan for key executives. In addition, unrelated to any change in control agreement, Dr. Ray and his wife also will receive medical benefits for life. Based on their respective life expectancies and assuming constant annual cost of such benefits, as of September 30, 2004, these benefits would have an estimated cost of $0.3 million. Titan's 401(k) plan provides for full vesting of all accounts under the plan upon a change in control (as defined in the plan). In the event that the executive becomes subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the executive, subject to certain limitations, will be entitled to an additional tax gross-up payment in an amount that will result in the executive retaining an amount equal to the excise tax imposed upon the executive.

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

        In June 2004, our Board adopted resolutions that provide for executive agreements with Dr. Delaney and each of Messrs. Branch, Brennan, Frederickson, Gorda, Osterloh, Pontius, Rose and Sullivan, which shall provide for the same rights of such individuals upon a change of control as Messrs. Costanza and Sopp are entitled under their current agreements of similar purpose. The one difference between the rights under these executive agreements and those of Messrs. Costanza and Sopp is that "Good Reason" to terminate employment with Titan does not include Titan ceasing to be a publicly traded company as it does for Messrs. Costanza and Sopp. Mr. Gorda may, in his sole discretion, retain his existing rights pursuant to an executive severance agreement between Mr. Gorda and the Company entered into in November 1995, or he may elect to receive benefits under the new executive agreement, but not both.

Investor Relations Consulting Agreement

        In September 2004, Titan entered into an agreement with the Berlin Group, an investor relations firm. A principal in the firm is a family member of one of our senior executives. Management believes the terms of the agreement reflect that market value of the services received.

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

        The following are consolidating condensed balance sheets as of September 30, 2004 (unaudited) and December 31, 2003, and unaudited statements of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows for the three and nine months ended September 30, 2004 and 2003 for the Guarantor Subsidiaries and the Non-guarantor Subsidiaries as defined below. The following consolidating condensed financial statements present financial information for:

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

        The classification of operating entities within each of the columns is based on the legal status of the entity as of September 30, 2004. Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of September 30, 2004 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Operations

For the Three Months Ended September 30, 2004

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$507,400	$16,301	$3,529	$(1,233)	$525,997

Costs and expenses:
Cost of revenues	426,603	14,131	5,573	(1,203)	445,104
Selling, general and administrative	35,524	1,175	1,261	—	37,960
Research and development	3,175	236	—	—	3,411
Merger, investigation and settlement costs	2,876	—	—	—	2,876

Total costs and expenses	468,178	15,542	6,834	(1,203)	489,351

Operating profit (loss)	39,222	759	(3,305)	(30)	36,646
Interest expense	(9,391)	—	—	—	(9,391)
Interest income	157	—	—	—	157

Income (loss) from continuing operations before income taxes	29,988	759	(3,305)	(30)	27,412
Income tax provision (benefit)	11,799	303	(1,322)	(12)	10,768

Income (loss) from continuing operations	18,189	456	(1,983)	(18)	16,644
Loss from discontinued operations, net of taxes	(284)	(555)	—	—	(839)

Income (loss) before equity in income (losses) of subsidiaries	17,905	(99)	(1,983)	(18)	15,805
Equity in losses of subsidiaries	(2,082)	—	—	2,082	—

Net earnings (loss)	$15,823	$(99)	$(1,983)	$2,064	$15,805

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Operations

For the Nine Months Ended September 30, 2004

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$1,434,719	$48,584	$16,835	$(5,187)	$1,494,951

Costs and expenses:
Cost of revenues	1,202,200	42,888	24,941	(4,571)	1,265,458
Selling, general and administrative	105,150	2,397	4,553	—	112,100
Research and development	10,304	1,220	—	—	11,524
Merger, investigation and settlement costs	54,787	—	—	—	54,787
Asset impairment charges	12,700	—	9,995	—	22,695

Total costs and expenses	1,385,141	46,505	39,489	(4,571)	1,466,564

Operating profit (loss)	49,578	2,079	(22,654)	(616)	28,387
Interest expense	(27,666)	—	—	—	(27,666)
Interest income	547	—	13	—	560
Gain (loss) on sale of assets	863	(300)	—	—	563

Income (loss) from continuing operations before income taxes	23,322	1,779	(22,641)	(616)	1,844
Income tax provision (benefit)	19,600	712	(9,056)	(246)	11,010

Income (loss) from continuing operations	3,722	1,067	(13,585)	(370)	(9,166)
Loss from discontinued operations, net of taxes	(19,895)	(17,764)	(865)	—	(38,524)

Loss before equity in loss of subsidiaries	(16,173)	(16,697)	(14,450)	(370)	(47,690)
Equity in losses of subsidiaries	(31,147)	—	—	31,147	—

Net loss	$(47,320)	$(16,697)	$(14,450)	$30,777	$(47,690)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Operations

For the Three Months Ended September 30, 2003

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$441,723	$15,541	$12,262	$(1,128)	$468,398

Costs and expenses:
Cost of revenues	369,198	12,696	12,782	(1,052)	393,624
Selling, general and administrative	35,567	1,590	(435)	—	36,722
Research and development	2,191	772	—	—	2,963
Merger related costs	750	—	—	—	750

Total costs and expenses	407,706	15,058	12,347	(1,052)	434,059

Operating profit (loss)	34,017	483	(85)	(76)	34,339
Interest expense	(9,081)	—	(24)	—	(9,105)
Interest income	765	3	—	—	768

Income (loss) from continuing operations before income taxes	25,701	486	(109)	(76)	26,002
Income tax provision (benefit)	10,308	195	(42)	(31)	10,430

Income (loss) from continuing operations	15,393	291	(67)	(45)	15,572
Income (loss) from discontinued operations, net of taxes	(809)	1,393	(979)	—	(395)

Income (loss) before equity in income (losses) of subsidiaries	14,584	1,684	(1,046)	(45)	15,177
Equity in income of subsidiaries	638	—	—	(638)	—

Net earnings (loss)	$15,222	$1,684	$(1,046)	$(683)	$15,177

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Operations

For the Nine Months Ended September 30, 2003

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$1,213,654	$36,299	$27,905	$(1,298)	$1,276,560

Costs and expenses:
Cost of revenues	1,013,348	29,853	25,614	(1,199)	1,067,616
Selling, general and administrative	106,135	3,419	3,985	—	113,539
Research and development	5,127	1,902	—	—	7,029
Merger related costs	750	—	—	—	750

Total costs and expenses	1,125,360	35,174	29,599	(1,199)	1,188,934

Operating profit (loss)	88,294	1,125	(1,694)	(99)	87,626
Interest expense	(25,817)	—	(26)	—	(25,843)
Interest income	2,189	3	7	—	2,199
Debt extinguishment costs	(12,423)	—	—	—	(12,423)

Income (loss) from continuing operations before income taxes	52,243	1,128	(1,713)	(99)	51,559
Income tax provision (benefit)	21,032	454	(690)	(40)	20,756

Income (loss) from continuing operations	31,211	674	(1,023)	(59)	30,803
Loss from discontinued operations, net of taxes	(2,455)	(188)	(117)	—	(2,760)

Income (loss) before equity in income (losses) of subsidiaries	28,756	486	(1,140)	(59)	28,043
Equity in losses of subsidiaries	(654)	—	—	654	—

Net earnings (loss)	$28,102	$486	$(1,140)	$595	$28,043

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Balance Sheet

As of September 30, 2004

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$31,836	$(1,301)	$(134)	$—	$30,401
Accounts receivable—net	424,044	16,990	17,566	—	458,600
Inventories	18,308	—	—	—	18,308
Prepaid expenses and other	21,406	464	219	(616)	21,473
Deferred income taxes	93,540	—	—	—	93,540
Current assets of discontinued operations	7,171	1,475	—	—	8,646

Total current assets	596,305	17,628	17,651	(616)	630,968
Property and equipment—net	35,120	12,758	819	—	48,697
Goodwill	456,033	7,719	59	—	463,811
Other assets—net	64,290	56	72	—	64,418
Deferred income taxes	62,781	—	—	—	62,781
Non-current assets of discontinued operations	1,483	33,491	—	—	34,974
Intercompany investments, advances and liabilities—net	330,267	(185,113)	(145,154)	—	—

Total assets	$1,546,279	$(113,461)	$(126,553)	$(616)	$1,305,649

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	78,188	6,196	621	—	85,005
Current portion of long-term debt	897	—	—	—	897
Accrued compensation and benefits	93,965	2,482	3,064	—	99,511
Other accrued liabilities	116,973	1,935	630	—	119,538
Current liabilities of discontinued operations	2,464	13,414	3,487	—	19,365

Total current liabilities	295,987	24,027	7,802	—	327,816

Long-term portion of amounts outstanding under line of credit	359,500	—	—	—	359,500
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	500	—	—	—	500
Other non-current liabilities	53,898	—	3,777	—	57,675
Non-current liabilities of discontinued operations	963	30,159	—	—	31,122
Stockholders' equity (deficit)	635,431	(167,647)	(138,132)	(616)	329,036

Total liabilities and equity	$1,546,279	$(113,461)	$(126,553)	$(616)	$1,305,649

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Balance Sheet

As of December 31, 2003

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$25,950	$(941)	$1,965	$—	$26,974
Accounts receivable—net	339,580	14,324	27,361	—	381,265
Inventories	12,676	1,918	6,836	—	21,430
Prepaid expenses and other	23,076	538	296	(208)	23,702
Deferred income taxes	91,272	—	—	—	91,272
Current assets of discontinued operations	13,747	15,545	8,185	—	37,477

Total current assets	506,301	31,384	44,643	(208)	582,120
Property and equipment—,net	37,541	3,028	11,939	—	52,508
Goodwill	455,016	7,834	59	—	462,909
Other assets—net	57,825	8,295	5	—	66,125
Deferred income taxes	62,781	—	—	—	62,781
Non-current assets of discontinued operations	19,153	45,039	—	—	64,192
Intercompany investments, advances and liabilities—net	348,309	(182,666)	(165,643)	—	—

Total assets	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	76,685	10,499	2,902	—	90,086
Current portion of long-term debt	863	—	—	—	863
Accrued compensation and benefits	77,271	2,752	1,309	—	81,332
Other accrued liabilities	87,695	3,667	1,767	—	93,129
Current liabilities of discontinued operations	3,810	14,148	4,723	—	22,681

Total current liabilities	249,824	31,066	10,701	—	291,591

Long-term portion of amounts outstanding under line of credit	341,250	—	—	—	341,250
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	988	—	—	—	988
Other non-current liabilities	47,152	—	3,200	—	50,352
Non-current liabilities of discontinued operations	1,249	32,798	998	—	35,045
Stockholders' equity (deficit)	646,463	(150,950)	(123,896)	(208)	371,409

Total liabilities and equity	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$3,722	$1,067	$(13,585)	$(370)	$(9,166)
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations	3,813	(6,555)	15,906	370	13,534

Net cash provided by (used for) for continuing operations	7,535	(5,488)	2,321	—	4,368

Loss from discontinued operations	(19,895)	(17,764)	(865)	—	(38,524)
Adjustments to reconcile loss from discontinued operations to cash provided by (used for) discontinued operations	10,543	10,771	16,402	—	37,716

Net cash provided by (used for) discontinued operations	(9,352)	(6,993)	15,537	—	(808)

Net cash provided by (used for) operating activities	(1,817)	(12,481)	17,858	—	3,560

Cash Flows from Investing Activities:
Capital expenditures	(8,457)	(11,364)	(53)	—	(19,874)
Proceeds from sale of investments and net assets	2,494	386	—	—	2,880
Earnout payment related to prior year acquisition	(2,460)	—	—	—	(2,460)
Other investments	(1,243)	—	—	—	(1,243)
Proceeds (payments) on intercompany investments, advances and liabilities	(2,778)	23,267	(20,489)	—	—
Other	1,669	6	370	—	2,045

Net cash provided by (used for) investing activities	(10,775)	12,295	(20,172)	—	(18,652)

Cash Flows from Financing Activities:
Additions to debt	18,250	—	—	—	18,250
Retirement of debt	(454)	—	—	—	(454)
Preferred stock redemption	(12,518)	—	—	—	(12,518)
Debt issuance costs	(500)	—	—	—	(500)
Proceeds from exercise of stock options and other	13,900	—	—	—	13,900
Dividends paid	(190)	—	—	—	(190)
Other	(10)	(174)	—	—	(184)

Net cash provided by (used for) financing activities	18,478	(174)	—	—	18,304

Effect of exchange rate changes on cash	—	—	215	—	215

Net increase (decrease) in cash and cash equivalents	5,886	(360)	(2,099)	—	3,427
Cash and cash equivalents at beginning of year	25,950	(941)	1,965	—	26,974

Cash and cash equivalents at end of period	$31,836	$(1,301)	$(134)	$—	$30,401

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$31,211	$674	$(1,023)	$(59)	$30,803
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) continuing operations	49,809	3,191	(8,317)	59	44,742

Net cash provided by (used for) continuing operations	81,020	3,865	(9,340)	—	75,545

Income (loss) from discontinued operations	(2,455)	(188)	(117)	—	(2,760)
Adjustments to reconcile loss from discontinued operations to net cash provided by (used for) discontinued operations	10,194	(17,315)	(4,311)	—	(11,432)

Net cash used for discontinued operations	7,739	(17,503)	(4,428)	—	(14,192)

Net cash provided by (used for) operating activities	88,759	(13,638)	(13,768)	—	61,353

Cash Flows from Investing Activities:
Capital expenditures	(7,043)	(340)	(56)	—	(7,439)
Acquisition of business	(1,773)	(217)	—	—	(1,990)
Other investments	(562)	—	—	—	(562)
Proceeds (payments) on intercompany investments, advances and liabilities	(29,501)	13,117	16,384	—	—
Other	73	(6)	7	—	74

Net cash provided by (used for) investing activities	(38,806)	12,554	16,335	—	(9,917)

Cash Flows from Financing Activities:
Additions to debt	200,000	—	—	—	200,000
Reduction of debt	(252,392)	—	—	—	(252,392)
Deferred debt issuance costs	(8,814)	—	—	—	(8,814)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Decrease in restricted cash	394	—	—	—	394
Exercise of stock options and other	11,851	—	—	—	11,851
Dividends paid	(516)	—	—	—	(516)
Other	235	(138)	(39)	—	58

Net cash provided by (used for) financing activities	(53,594)	(138)	(39)	—	(53,771)

Effect of exchange rate changes on cash	—	—	(53)	—	(53)

Net increase (decrease) in cash and cash equivalents	(3,641)	(1,222)	2,475	—	(2,388)
Cash and cash equivalents at beginning of period	33,390	793	(60)	—	34,123

Cash and cash equivalents at end of period	$29,749	$(429)	$2,415	$—	$31,735

THE TITAN CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except share and per share data, or as otherwise noted).

Overview and Outlook

        We are a leading technology developer, systems integrator and services provider for the Department of Defense, the Department of Homeland Security and intelligence and other key government agencies. We provide a range of services and systems solutions. These solutions and services include research and development, design, installation, integration, test, program and logistics support, maintenance and training. We also provide services and solutions to government agencies with sophisticated information systems. These include information processing, information fusion, data management, equipment acquisition, integration and support and communications systems. In addition, we develop and produce products used in military and intelligence applications including, digital imaging products, sensors, lasers, electro-optical systems, threat simulation/training systems, intelligence electronic hardware, signal intercept systems, satellite communications equipment, encryption equipment and complex military specific systems. Most of our business activities are performed under contract with the U.S. Government.

        We focus on the following four markets: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Programs, Enterprise Information Technology and the War on Terrorism/Homeland Security.

        Our revenues have grown by using our broader capabilities to win larger, more complex and long-term government contracts and, to a lesser extent, through acquisitions of other government information technology companies. We expect to continue our trend of bidding on larger government contracts with potential revenue values of $100 million or more as well as continuing to bid on smaller contracts within our targeted markets. We also expect to continue to participate in re-competes on our existing contracts. Our rate of revenue growth depends upon many factors, including, among other, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, the rate of demand for services or products under our contracts, including demand created by the ongoing conflicts in Iraq and Afghanistan, the funding levels for our contracts, our ability to meet demand for our services or products and the timing of production under product contracts.

        Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. The mix of contract types and the mix of prime contracts versus subcontracts did not differ significantly between 2003 and 2004. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts generally are lower than those associated with fixed price contracts, and margins are also typically lower than those on fixed-price contracts. The U.S. government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit.

        In June 2004, our board of directors decided to sell or otherwise divest our Datron World Communications business (Datron World) and Titan Scan Technologies service business (Scan Services). These are non-core operations that have not performed to management's expectation, and their divestiture will allow us to better focus on our core government businesses. These businesses have been reported as a discontinued operation in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued. The discontinuance of Datron

World and Scan Services is not expected to have a material impact on our revenue, as the total revenue of the discontinued businesses aggregated approximately $18.8 million during the fiscal year ended December 31, 2003 and $13.0 million during the nine months ended September 30, 2004.

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve issues and concerns related to internal reviews, and the related Securities and Exchange Commission (SEC) investigation and Department of Justice (DOJ) criminal inquiry, into whether payments involving Titan's international consultants were made in violation of applicable law (refer to Notes 2 and 8 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

Revenues

Three months ended September 30, 2003 and 2004:

        Consolidated revenues for the third quarter increased from $468.4 million in 2003 to $526.0 million in 2004, an increase of $57.6 million or 12.3%. Revenues in 2004 increased due to the increased work on a number of existing contracts and to a lesser extent, work on new contracts. Most notably, our revenues increased by $36.5 million for work on three intelligence-related contracts, including our linguist contract with the U.S. Army. Two enterprise information technology contracts supporting Department of Defense (DoD) military and intelligence operations contributed increased revenues of approximately $11.8 million; one of Titan's development contracts for the U.S. Navy contributed approximately $5.6 million to the revenue increase. The acquisition of Advent Systems (Advent) in the fourth quarter of 2003 contributed an aggregate of approximately $4.7 million to the total revenue increase. The increase in revenues from Advent was offset by reductions in revenue resulting from an asset sale transaction and a contract terminated in the first quarter of 2004, which were both due to potential organizational conflicts of interest associated with the planned merger with Lockheed Martin. Revenue increases were also offset by revenue lost under completed or terminated contracts, including a contract with the General Services Adminstration (GSA), where the option for us to continue as prime contractor was not exercised in the third quarter of 2004, and a program with a U.S. civilian government agency that terminated in the second quarter of 2004. Included in revenues for the third quarter of 2004 are revenues of $73.0 million related to our linguist contract with the U.S. Army, representing 13.9% of total revenues, and $20.7 million related to our enterprise information technology contract for U.S. Special Operations Command, representing 3.9% of total revenues. No other single contract provided more than 3% of total revenues for the third quarter of 2004.

Nine months ended September 30, 2003 and 2004:

        Consolidated revenues increased from $1.3 billion for the nine months ended September 30, 2003 to $1.5 billion for the nine months ended September 30, 2004, an increase of approximately $200 million or 17.1%. Revenues increased due to the increased work on a number of existing contracts as well as work on new contracts. Three intelligence-related contracts, including our linguist contract with the U.S. Army, contributed an increase of approximately $113.4 million. Also, revenues related to enterprise information technology contracts supporting DoD military and intelligence operations increased $32.4 million, and revenues increased $10.6 million as a result of work on one of our development contracts with the Navy. In addition, revenues increased by approximately $15.9 million from two Navy contracts that provide engineering services and support, system integration, installation, and life cycle support. The acquisition of Advent in the fourth quarter of 2003 contributed $13.9 million to the total revenue increase. The increase related to Advent was more than offset by reductions in revenue resulting from the aforementioned asset sale transaction, and the contract terminated due to potential organizational conflicts of interest associated with the planned merger with Lockheed Martin in the first quarter of 2004. Revenue increases were also offset by revenue lost under completed or terminated contracts, as discussed above. Total revenues from our linguist contract with the U.S. Army of $172.6 million represents approximately 11.5% of Titan's total revenues for the nine months ended September 30, 2004. Revenues related to our enterprise information technology contract for U.S. Special Operations Command, were $53.5 million, representing 3.6% of total revenue for the nine months ended September 30, 2004. No other single contract provided more than 3% of total revenues for the nine months ended September 30, 2004.

        During the third quarter of 2004, the U.S. Army issued a sole source contract which effectively extended our linguist contract for an initial period of 6 months through March 31, 2005, with two 3-month options. If both options are exercised, this contract will extend through September 30, 2005. During this time, the U.S. Army is expected to issue a new competitive procurement for future linguist services, on which Titan intends to bid. Demand for linguist services under this contract currently depends upon the U.S. Army's needs in Iraq, Afghanistan and other parts of the world.

Selling, General and Administrative Expenses

Three months ended September 30, 2003 and 2004:

        Our selling, general and administrative (SG&A) expenses increased from $36.7 million in the third quarter of 2003 to $38.0 million in the third quarter of 2004. As a percentage of revenues, SG&A decreased from 7.8% of revenues in the quarter ended September 30, 2003 to 7.2% of revenues in the quarter ended September 30, 2004. The increase in SG&A expenses for the quarter is primarily attributable to our implementation of the internal controls documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, increased external audit fees resulting from Section 404 of the Sarbanes-Oxley Act of 2002 and legal costs in connection with the ongoing SureBeam litigation and other class-action litigation. The decline in SG&A as a percentage of our revenue is primarily the result of the increased revenue, which we were able to support without increasing our general and administrative support. We expect to incur higher costs in the fourth quarter of 2004 as we complete our implementation of the internal controls documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, primarily for services provided by outside consultants.

Nine months ended September 30, 2003 and 2004:

        Consolidated SG&A expenses decreased 1.3% from $113.5 million for the nine months ended September 30, 2003 to $112.1 million for the nine months ended September 30, 2004. As a percentage of revenues, SG&A decreased from 8.9% of revenues in the nine months ended September 30, 2003 to 7.5% of revenues in the nine months ended September 30, 2004. The decline in SG&A expenses as a percentage of revenue is primarily the result of increased revenue, which we were able to support without increasing our general and administrative support..

Research and Development

        Our research and development (R&D) expenses increased from $3.0 million in the third quarter of 2003 to $3.4 million in the third quarter of 2004. R&D expenses increased from $7.0 million in the nine months ended September 30, 2003 to $11.5 million in the same period in 2004. R&D expenses in the nine months ended September 30, 2003 were incurred primarily in our development of low cost radar systems, satellite communications modems and signal intelligence technologies. R&D expenses in the nine months ended September 30, 2004 were incurred primarily in our development of a high-speed modem and related antennas, secure communications devices, including the recently announced new family of man-portable multiband communication systems, devices for Homeland Security applications and the next generation of the affordable weapon. Our research and development expenses are impacted by specific projects we undertake from time to time and are expected to be incurred at a rate of less than 1% of revenues for the foreseeable future.

Merger, Investigation and Settlement Costs

        Our merger, investigation and settlement costs increased from $0.8 million in the third quarter of 2003 to $2.9 million in the third quarter of 2004 and from $0.8 million in the nine months ended September 30, 2003 to $54.8 million in the nine months ended September 30, 2004. These increases resulted primarily from legal, investment banking, accounting, printing and other professional fees and costs of approximately $0.7 million and $9.1 million for the three and nine months ended September 30, 2004, respectively, which we incurred in connection with the planned merger with Lockheed Martin, which was terminated on June 26, 2004. The merger-related costs include the costs of an exchange offer and consent solicitation for our 8% senior subordinated notes and redemption of our preferred stock (See Note 2 to the Notes to Consolidated Financial Statements), both of which were conditions to close the proposed merger. In addition, approximately $2.2 million and $45.7 million of these costs in the three months and nine months ended September 30, 2004, respectively, were associated with our comprehensive investigation and evaluation of whether payments involving our international consultants were made in violation of the Foreign Corrupt Practices Act (FCPA). This matter arose during integration discussions with Lockheed Martin before the merger was terminated. The legal, accounting and other professional fees incurred also supported the related inquiry by the DOJ and SEC. We expect to incur approximately $5.0 million to $10.0 million in additional legal and other expenses subsequent to June 30, 2004, to resolve the ongoing government FCPA- related investigations. Actual legal expenses may differ significantly from these estimates due to developments in these investigations, the timing of the resolution of these matters, if any, and other factors, which are not within our control and are inherently uncertain.

        In the three months ended September 30, 2004, we did not record any adjustments to the previously recorded $28.5 million provision to settle the FCPA matter with the government. In the second quarter of 2004, we recorded a provision of $25.5 million for anticipated settlement costs related to the FCPA investigations. We had previously reserved $3.0 million as of December 31, 2003, for resolution of the government FCPA investigations, thereby bringing the total amount reserved to $28.5 million representing our estimated settlement cost related to this matter. The ultimate resolution of this matter is dependent upon the final results of such inquiries and investigations, and associated liabilities could be different from the amount currently estimated. We did not accrue for any remaining legal costs expected to be incurred to reach resolution of the FCPA matter, as those costs are expensed as incurred in each period. We are continuing to cooperate fully with the government to resolve the investigations (see Note 8 to the Consolidated Financial Statements).

Asset Impairment Charges

        In the second quarter of 2004, we recorded asset impairment charges of $22.7 million. Approximately $10 million of these charges pertain to impairment of fixed assets directly related to the termination of a program by a civilian government agency in the second quarter and impairment of assets associated with a reduction in scope of our planned business activities in Saudi Arabia. Approximately $7.2 million of these charges are related to a reduction in the estimated net realizable value of SureBeam-related assets that were transferred to us by the SureBeam bankruptcy trustee to settle our claims against SureBeam (see Note 8 to the Notes to Consolidated Financial Statements). Approximately $5.5 million related to a charge for impairment of a technology license we purchased from SureBeam in 2001 (see Note 8 to the Notes to Consolidated Financial Statements).

Operating Profit

Three months ended September 30, 2003 and 2004:

        Our operating profit increased from $34.3 million in the three months ended September 30, 2003 to $36.6 million in the three months ended September 30, 2004. The increase in operating profit was a result of higher revenues, as discussed above. Included in the operating results for the quarters ended September 30, 2004 and September 30, 2003 are merger, investigation and settlement costs of approximately $2.9 million and $0.8 million, as discussed above.

Nine months ended September 30, 2003 and 2004:

        Our operating profit decreased from $87.6 million for the nine months ended September 30, 2003 to $28.4 million for the nine months ended September 30, 2004. Included in the 2004 results are merger, investigation and settlement costs of $54.8 million and asset impairment charges of $22.7 million, as discussed above. Included in the 2003 results are merger and investigation costs of $0.8 million. Excluding these costs and charges in 2004, operating profit increased from $88.4 million in 2003 to $105.9 million in 2004. This increase was primarily attributable to the increase in revenues in 2004, as well as to cost reduction measures initiated in prior periods.

Interest Expense, Net

Three months ended September 30, 2003 and 2004:

        Our net interest expense increased from $8.3 million in the three months ended September 30, 2003 to $9.2 million in the three months ended September 30, 2004, due primarily to slightly higher variable interest rates and the absence of interest income in the three months ended September 30, 2004. The three months ended September 30, 2003 included interest income of $0.5 million related to the line of credit advanced to SureBeam. Borrowings from our senior credit facility, excluding working capital lines from acquired companies (which were immaterial), averaged $376.4 million for the three months ended September 30, 2003, at a weighted average interest rate of 4.7%, compared to $371.6 million in the three months ended September 30, 2004, at a weighted average interest rate of 4.8%. Included in interest expense for the three months ended September 30, 2003 and 2004, are $0.5 million and $0.6 million, respectively, of deferred financing amortization costs related to our senior credit facility and senior subordinated notes. Effective September 2, 2004, our senior credit facility was amended and the interest rate on our term loan was reduced by 50 basis points to LIBOR plus 275 basis points (or prime plus 150 basis points). The effective interest rate may prospectively increase by 25 basis points or decrease by 25 basis points depending on changes to our credit rating from Moody's and Standard & Poors.

Nine months ended September 30, 2003 and 2004:

        Our net interest expense increased from $23.6 million for the nine months ended September 30, 2003 to $27.1 million for the nine months ended September 30, 2004, due primarily to the higher interest rate on our 8% senior subordinated notes issued May 15, 2003, compared to the 5 3/4% HIGH TIDES securities which the notes replaced, and to higher average balances on our senior credit facility. The nine months ended September 30, 2003 also included interest income of $1.6 million related to the line of credit advanced to SureBeam. Borrowings from our senior credit facility, excluding working capital lines from acquired companies (which were immaterial), averaged $364.7 million for the nine months ended September 30, 2003, at a weighted average interest rate of 4.7%, compared to $371.1 million for the nine months ended September 30, 2004, at a weighted average interest rate of 4.8%. Included in interest expense for the three months ended September 30, 2003 and 2004, are $1.4 million and $1.7 million, respectively, of deferred financing amortization costs related to our senior credit facility and senior subordinated notes.

Debt Extinguishment Costs

        In the nine months ended September 30, 2003, we recorded approximately $12.4 million in charges related to the extinguishment of the HIGH TIDES securities, comprised of the write-off of $8.1 million of remaining deferred financing costs associated with the HIGH TIDES securities, a call premium of $3.6 million to redeem the HIGH TIDES securities, and approximately $0.7 million of interest during the call period. All debt extinguishment charges were recorded as a charge to income from continuing operations.

Gain on Sale of Assets

        The net gain on sale of assets in the nine months ended September 30, 2004 represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the then-pending merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of our ongoing strategy to divest non-core assets and operations.

Income Taxes

        Income taxes for continuing operations reflect effective rates of 40% in the quarter ended September 30, 2003, and 39% for the quarter ended September 30, 2004. Income taxes for continuing operations reflect an effective rate of 40% for the nine months ended September 30, 2003, and reflect a tax provision of $11.0 million on net income from continuing operations of $1.8 million for the nine months ended September 30, 2004. The expected tax provision rates are impacted by estimated changes in the annual book income and the estimated tax deductibility of certain operating expenses. The increased rate for the nine months ended September 30, 2004 primarily reflects the expected non-deductibility of the $25 million provision recorded in the second quarter of 2004 pertaining to the $28.5 million estimated settlement charge to resolve the government FCPA investigations. Based on current projected taxable income, management believes that the deferred tax asset pertaining to the tax benefit recorded for net operating losses will be applied and realized against future taxable income; however, if we continue to incur losses, there could be a need to establish a valuation allowance against the deferred tax asset which totals $156.3 million at September 30, 2004.

Loss From Discontinued Operations

Three months ended September 30, 2003 and 2004:

        In the three months ended September 30, 2003, loss from discontinued operations was $0.4 million, net of a tax benefit of $8.4 million. The net loss was related to net operating losses of $0.5 million, $0.1 million, and $1.6 million in Datron World, Scan Services, and the planned sale or wind-down of Titan's commercial information technology business and the shut down of LinCom Wireless, respectively, and net operating income of $1.8 million related to the exit of Titan Wireless. In the three months ended September 30, 2004, loss from discontinued operations was $0.8 million, net of a tax benefit of $0.6 million. The net loss was related to net operating losses of $0.3 million, $0.1 million, and $0.5 million in our Datron World, Scan Services, and Titan Wireless businesses, respectively.

Nine months ended September 30, 2003 and 2004:

        In the nine months ended September 30, 2003, loss from discontinued operations was $2.8 million, net of a tax benefit of $13.1 million. The net loss was related to $2.2 million, $0.6 million, $0.8 million, and $0.4 million in our Datron World, Scan Services, LinCom Wireless and other Titan Technologies businesses, respectively, and net operating income of $1.2 million from Titan Wireless.

        In the nine months ended September 30, 2004, loss from discontinued operations was $38.5 million, net of a tax benefit of $14.0 million. The net loss related to net operating losses of $19.8 million, $5.2 million, $12.4 million, and $1.0 million in our Datron World, Scan Services, Titan Wireless, and commercial information technology businesses, respectively, and $0.2 million in wind-down costs of other Titan Technologies businesses. The results also included asset impairment charges of $20.3 million, $8.5 million, and $14.4 million in our Datron World, Scan Services, and Titan Wireless businesses, respectively, and a contingency reserve charge of $3.9 million in the Titan Wireless business.

Net Income

Three months ended September 30, 2003 and 2004:

        In the three months ended September 30, 2003, we reported net income of $15.2 million, compared to net income of $15.8 million in the quarter ended September 30, 2004. Loss from discontinued operations was $0.4 million in the quarter ended September 30, 2003, compared to $0.8 million in the quarter ended September 30, 2004. Included in the results for the quarter ended September 30, 2004, are pre-tax merger and investigation costs related to the FCPA investigations of $2.9 million and legal and other professional fees of $0.5 million related to the SureBeam bankruptcy settlement and the defense of SureBeam-related class action litigation.

Nine months ended September 30, 2003 and 2004:

        In the nine months ended September 30, 2003, we reported net income of $28.0 million, compared to a net loss of $47.7 million in the nine months ended September 30, 2004. Loss from discontinued operations was $2.8 million in 2003, compared to $38.5 million in 2004. Included in the results for the nine months ended September 30, 2003 are debt extinguishment charges of $12.4 million. Included in the results for the nine months ended September 30, 2004 are pre-tax merger, investigation and pre-tax settlement costs of $54.8 million, asset impairment charges of $22.7 million, and legal and other professional fees of $2.2 million related to the SureBeam bankruptcy settlement and the defense of SureBeam-related class action litigation.

LIQUIDITY AND CAPITAL RESOURCES

        Our continuing operations during the nine months ended September 30, 2004 provided cash of $4.4 million, primarily resulting from profits generated by our core national security solutions business and the timing of payment of certain operating liabilities, offset substantially by merger-related and government investigations-related costs of approximately $29 million and a net increase in receivable balances of approximately $80.7 million. The increase in accounts receivable balances primarily reflects the growth in our revenue and longer payment cycles on certain contracts, particularly our U.S. Army linguist contract. Our payment cycles are generally within industry norms and are subject to fluctuations that may adversely affect our receivable balances, and our liquidity in subsequent periods. Cash payments in the nine months ended September 30, 2004 also included a payment of approximately $7.1 million to exit a leased facility, which was accrued for in 2002, as part of our facilities consolidation efforts.

        Our investing activities during the nine months ended September 30, 2004, used net cash of $18.7 million, primarily for capital expenditures of $19.9 million. Our capital expenditures were higher in the nine months ended September 30, 2004 than in prior periods due to substantial expenditures incurred related to our new facility in northern Virginia which consolidates several operations in the greater Washington, D.C. area. Financing activities during the nine months ended September 30, 2004, provided $18.3 million, primarily from borrowings under our revolving line of credit. Proceeds from stock issuances, primarily the exercise of stock options during the nine months ended September 30,

2004, provided $13.9 million. These increases were partially offset by the use of approximately $12.5 million in cash for the redemption of our cumulative convertible preferred stock in March 2004.

        Discontinued operations used $0.8 million in the first nine months of 2004 due primarily to payments totaling $6.4 million for vendor and lease obligations, exit costs, and for operating losses of our discontinued operations. These payments were substantially offset by net cash proceeds of $5.6 million from the sale of Cayenta Canada in June 2004..

        At September 30, 2004, total borrowings under our senior credit facility were $363 million, including $343 million in principal under our term loan and $20 million under our revolving credit facility, at a weighted average interest rate of 4.46%. Commitments under letters of credit, which reduce availability under our senior credit facility, were $8.8 million at September 30, 2004, resulting in $106.2 million of borrowing availability on the senior revolver at September 30, 2004. Of the total borrowings, $3.5 million was short-term. At September 30, 2004, we were in compliance with all financial covenants under our credit facility.

        We have a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities, acting as sole lead arranger, and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank, as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents. The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

        In July 2004, both major rating agencies put us on a "negative watch" outlook, as a result of the merger with Lockheed Martin being terminated and the uncertainty of the outcome of the FCPA investigations. The outlook from the rating agencies did not change during the third quarter.

        On September 2, 2004, we entered into an amendment of our senior credit facility, which ties our effective borrowing rate on our term loan within the facility, within a limited range, to changes in ratings from the two major agencies. The amendment immediately reduced the interest rate on our term loan by 50 basis points from LIBOR plus 325 basis points (or prime plus 200 basis points) to LIBOR plus 275 basis points (or prime plus 150 basis points). The rate reduction is based on our current senior debt credit rating and outlook from Moody's Investor Services and Standard & Poor's. The amendment includes a provision that automatically increases or decreases the rate on the term loan to either LIBOR plus 300 basis points (or prime plus 175 basis points) or LIBOR plus 250 basis points (or prime plus 125 basis points), if our senior debt credit rating from Standard & Poor's or Moody's Investor Services changes, per the terms of the amendment. As of the filing of this report, our senior debt was rated Ba3, Watch-Possible Downgrade" by Moody's Investor Services; and "BB-, Negative Outlook" by Standard & Poor's.

        The amendment does not affect the interest rate on our senior revolver within our credit facility. The senior credit facility provides for interest rates per annum applicable to amounts outstanding under the senior revolver that are, at our option, either the administrative agent's most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 1.50% per annum, based on our ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 2.75% per annum, based on our ratio of total debt to EBITDA. Currently, our interest rates for base rate and LIBOR revolving loans are generally equal to our interest rates for base rate and LIBOR term loans. We are required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the senior revolver. We are also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from

2.00% to 2.75%, based on our ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

        Our seven-year term loan matures on June 30, 2009, and the revolving credit facility matures on May 23, 2008. The seven-year term loan amortizes at 1.0% per year for years one through six (through the quarter ending June 30, 2008), with the remaining 94% due in equal quarterly payments in year seven of the loan (through the quarter ending June 30, 2009). We may prepay amounts borrowed under the term loan and the revolving credit facility at our option without any fee, provided that any voluntary prepayment of the outstanding term loan made before September 3, 2005, resulting from a refinancing of the term loan (other than any refinancing resulting from a change of control) shall be at 101% of the par value. We are also required to make prepayments, subject to certain exceptions, of the outstanding amounts under the term loan and the revolving credit facility from asset sales, issuance of subordinated debt and equity securities, insurance or condemnation proceeds and from excess cash flows.

        The terms of the senior credit facility require us to provide certain customary covenants for a senior credit facility, including certain financial covenants. As amended, these financial covenants, as set forth in the senior credit agreement, are comprised of a maximum total debt to EBITDA ratio of 5.0 to 1.0, declining to 4.0 to 1.0 in subsequent years, a maximum total senior debt to EBITDA ratio of 3.25 to 1.0, declining to 2.50 to 1.0 in subsequent years, a minimum interest coverage ratio of 3.0 to 1.0, a minimum fixed charge coverage ratio of 1.35 to 1.0 and a minimum net worth of approximately $263.3 million at September 30, 2004.

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

        In addition, on or prior to May 15, 2006, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal, together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness. Each of our domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of our and each guarantor's senior indebtedness and senior to all of our and each guarantor's subordinated indebtedness.

        On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of substantially identical 8% senior subordinated notes due May 15, 2011 registered under the Securities Act.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the then-outstanding Notes began to accrue in October 2003 when we did not complete an exchange offer required under the registration rights agreement because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50%, and such liquidated damages continued to accrue at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing Notes up to a maximum of 2.00%, until the exchange offer described above was completed. The balance accrued at September 30, 2004 is $0.3 million. The liquidated damages are payable with the regular semi-annual interest payment.

        Deferred costs and expenses of $7.6 million related to the senior credit facility are included in Other Assets at September 30, 2004 and will be amortized over the remaining term of the senior credit facility. Deferred costs and expenses of $5.2 million related to the issuance of the Notes are also included in Other Assets at September 30, 2004, and will be amortized over the term of the Notes.

        Except as discussed related to SureBeam in Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies," and except for our performance guarantees of certain Cayenta contracts as discussed in Note 5 to the Consolidated Financial Statements and except for guaranty of etenna corporation's facility lease with lease obligations of approximately $1.7 million, there are no Titan guarantees of debt or performance by any third party, including any unconsolidated subsidiary.

        In relation to our acquisition of International Systems in 2002, additional consideration may be payable through 2011 based upon earnings levels achieved. Approximately $0.7 million additional consideration was accrued for earnings in 2003, which was paid in April 2004. In relation to our acquisition of Wave Science, Inc. in 2002, additional consideration of up to $1.0 million may be earned based on receipt of certain contract awards through December 31, 2004. In the third quarter of 2004, all such contract awards had been received and the additional $1.0 million consideration was deemed to have been earned. Accordingly, we accrued $1.0 million in the third quarter of 2003 and the actual payment of such amount were made to the Wave Science shareholders in the fourth quarter of 2004.

        In connection with the ongoing FCPA-related government investigations by the DOJ and SEC, we may be required to pay certain liabilities in the future related to these investigations. We recorded a $3 million provision in the quarter ended December 31, 2003, and an additional $25.5 million in the quarter ended June 30, 2004, representing our estimates at the time of potential liabilities related to these investigations. We made no adjustments to the $28.5 million provision in the quarter ended September 30, 2004. The ultimate resolution of this matter and timing of any payment is dependent upon the final results of such inquiries and investigations and associated liabilities if any, could be different from the amount currently estimated. We also expect to continue to incur legal, accounting and other professional fees in connection with the ongoing government investigation and in connection with other ongoing litigation. Refer to Note 2 and Note 8 to the Notes to Consolidated Financial Statements for further discussion.

        We plan to finance our operations and working capital from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the payment of additional consideration on acquisitions, potential liabilities related to the current government investigation and working capital requirements for at least the next twelve months. Our strategy is to use cash flow from operations generated by the business to pay down debt. We may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. In addition, our senior credit facility, as amended, contains a provision whereby the interest rate for the term loan under our senior credit facility will be automatically increased if our senior debt credit rating from Standard & Poor's or Moody's Investor Services is downgraded. If the credit rating on Titan is downgraded by rating agencies, Titan's ability to raise additional funds under new credit facilities may be more difficult or altogether not possible. Management is continually monitoring and re-evaluating its level of investment in all of our operations and the financing sources available to achieve our goals.

BACKLOG

        Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of U.S. government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues expected to be earned by us from existing contracts at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to a specific contract by the procuring government agency. Although funded backlog is appropriated by Congress, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential cancellation fees. "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, awarded to us whether we are acting as a prime contractor or subcontractor. Unfunded backlog includes priced options on existing contracts, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. Unfunded backlog also includes our estimate of aggregate contract revenues expected to be earned under existing unfunded Indefinite Delivery/Indefinite Quantity contracts and multiple-award contracts awarded to us. "Backlog" is the total of the government funded and unfunded backlog.

        As of September 30, 2004, our total backlog was $6.0 billion compared to $5.0 billion as of September 30, 2003. The actual timing of receipt of revenues on contracts included in backlog could change because many factors affect the scheduling of contract work and the amount of funding on contracts by the customer. In addition, cancellations or adjustments to contracts may occur. Backlog may be subject to large variations from period to period as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government. No assurance can be given as to when and if revenue will be realized on projects included within our backlog.

Critical Accounting Policies

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

        Revenue adjustments and allowance for doubtful accounts.    We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are recorded as an allowance for doubtful accounts and are included in bad debt expense. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and our customers' credit-worthiness. We also record reserves against receivables for estimated adjustments to revenue that may result from changes in expected government funding on certain of our contracts and adjustments that may arise from audits by the Defense Contract Audit Agency (DCAA) of certain of our government contracts. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.

        Our accounts receivable balances include unbilled receivables, which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Payments to us for performance on certain of our U.S. Government contracts are subject to audit by the DCAA and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments, or government funding availability differ from our estimates, our revenue may be impacted. Due to the fact that substantially all of our receivables come from contracts funded by the U.S. Government, the likelihood of a material loss to Titan on an uncollectible account from this activity is not probable.

        Inventory.    Inventories are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors or rapid changes in customer demand.

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

        Valuation of goodwill, intangible and other long-lived assets.    We use assumptions in establishing the carrying value, fair value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions, particularly in those areas in which we have investments.

        Benefit plans.    We provide for limited postretirement medical benefit obligations of operations discontinued in prior years for former employees and our Chairman, President and Chief Executive Officer. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs, which are all assumptions our actuaries rely upon in preparing their estimates for us. Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these post-retirement benefit obligations. As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these post-retirement obligations.

        Valuation of deferred income taxes.    Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The amount of the net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Also, under federal tax law, certain potential changes in ownership of Titan may limit annual future utilization of these carryforwards. As such, the valuation allowance recorded is provided against certain carryforwards which may not be utilized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations and/or divestitures.

        Revenue recognition.    We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as costs are incurred or as output measures are identified, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In the nine months ended September 30, 2004, approximately 20% of our total revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method. The remaining 80% of our revenues in the nine months ended September 30, 2004 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

        Titan contracts with its government customers using various cost-type contracts. They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45 and SOP 81-1. For award and incentive fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer. Revenues are recognized under fixed-price contracts based on the percentage-of-completion basis, using the cost-to-cost or units-of-delivery methods. On occasion we receive unpriced and priced change orders from our customers, whereby we are requested to make modifications to the contract, which may include changes in specifications or design, method or manner of performance, equipment, materials and period for completion of work. Some change orders are unpriced; that is, the work to be performed is defined, but the adjustment to the contract price is to be negotiated later. We evaluate these change orders according to their characteristics and the circumstances in which they occur after taking all factors into consideration such as probability of recovery, our experience in negotiating change orders, and separate documentation for change order costs that are identifiable and reasonable. We record the costs and associated revenue as appropriate, in accordance with SOP 81-1.

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

        Litigation reserves.    Management evaluates its pending or threatened litigation, claims and assessments to determine whether to record a provision related to such items and the related disclosure in accordance with accounting principles generally accepted in the United States. For significant litigation matters, management obtains opinion of counsel and to the extent that a loss is probable and estimable, the Company records a provision for such loss at the low end of the range of possible outcomes in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". For matters which a loss is determined to be probable but not estimable, the Company provides disclosure of such matters in the notes to its consolidated financial statements. An example of a matter requiring a provision for loss and disclosure of the contingency is the Company's disclosed dispute with a subcontractor related to the project in Benin, Africa, for which the Company has provided a loss reserve for $8.9 million, as disclosed in Note 5 to the consolidated financial statements. Examples of matters that do not require a provision for loss but do require disclosure of the contingency would be the numerous class-action lawsuits filed against the Company, as disclosed in Note 8, to the consolidated financial statements.

Forward Looking Information; Certain Cautionary Statements; "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Some of the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise contained in this quarterly report that are not historical facts are forward looking statements within the meaning of Section 21E of the Exchange Act. These forward looking statements relate to future events or our future financial and/or operating performance and can be generally identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "possible," "continue" or "opportunity," the negative of these words or words of similar import. Similarly, statements that describe our reserves or provisions, our estimates, and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business and so are subject to risks and uncertainties, including those risks and uncertainties identified below, that could cause our actual results to differ materially from those anticipated as of the date of this quarterly report. The risks and uncertainties also include, without limitation, those referred to below and risks discussed in other reports filed by us with the SEC. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this quarterly report.

Risks Relating to Our Business

        Factors that may affect the accuracy of the forward looking information include the following:

As a result of the government's investigation into whether payments involving foreign consultants were made in violation of applicable law and related issues, the government could take action against us and/or some of our employees.

        As a result of the current investigation by the SEC and the Department of Justice, if the government determines that unlawful payments were made, the government could take action against us and/or some of our employees. These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on our or our affected businesses' abilities to export products or enter into future U.S. government contracts. As of September 30, 2004, we have recorded a $28.5 million provision related to these matters. We may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the current provision.

We depend on government contracts for most of its revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect Our revenues and cash flows and Our ability to fund its growth.

        Substantially all of our revenue is from the sale of services and products to the U.S. government. Our U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce our revenues and cash flows from U.S. government contracts. Our revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets.

        During the nine months ended September 30, 2004, $172.6 million of our revenue or approximately 11.6% of our total revenues for this period was from our linguist contract with the U.S Army. During the third quarter of 2004, the U.S. Army extended our linguist contract for an initial period of six months through March 31, 2005, with two three-month options. During this period, we expect the U.S Army to issue a new competitive procurement strategy for future linguist services, on which we intend to bid. We cannot be certain that the options will be exercised or whether we will be able to win the re-compete for this business. Approximately 84% of our total revenues in the nine month period was for products and services under contracts with various parts of the Department of Defense or with prime contractors to the Department of Defense, including the linquist contract with the U.S. Army and our contract with the U.S. Special Operations Command, which represented approximately 3.6% of our total revenue during this period. Although these various parts of the Department of Defense are subject to common budgetary pressures and other factors, our various customers exercise independent purchasing decisions. However, because of such concentration of our contracts, we are vulnerable to adverse changes in its revenues and cash flows if a significant number of our Department of Defense contracts and subcontracts are simultaneously delayed or canceled for budgetary or other reasons.

        In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

  •
  curtailment of the U.S government's use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

  •
  developments in Iraq, Afghanistan or other geopolitical developments that affect demand for products and services;

  •
  our ability to hire and retain personnel to meet increasing demand for our services; and

  •
  technological developments that impact purchasing decisions or our competitive position.

These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts or limit our ability to obtain new contract awards. Any of these actions or any of the other actions described above could reduce our revenues and cash flows.

Government audits of our government contracts could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

        Our government contracts are subject to cost audits by the government. These audits may occur several years after the period to which the audits relate. If a cost audit were to identify significant unallowable costs, we could have a material charge to its earnings or reduction in its cash position as a result of an audit, including an audit of one of the companies we have acquired. Some of our acquired companies did not historically impose internal controls as rigorous as those we impose on the government contracts we perform, which may increase the likelihood that an audit of their government contracts could cause a charge to our earnings or reduction in our cash position.

Our operating margins may decline under its fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

        Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if its costs under these contracts exceed the assumptions we used in bidding for the contract. In the first nine months of 2004, approximately 17% of our revenues were derived from fixed-price contracts for both defense and non-defense related contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

If Titan is not able to retain its contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.

        Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of our significant contracts or nonrenewal of several of our significant contracts could result in significant revenue reductions. For example, our linquist contract with the U.S. Army has been extended until March 31, 2005 with two three-month options, which if exercised will extend this contract through September 30, 2005. The U.S. Army's competitive procurement process was subject to a protest that resulted in the government canceling the bidding process and extending the short-term sole source contract to us. We do not know what procurement strategy the government will adopt or whether we will be successful in our efforts to retain this contract.

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact our revenues, operating expenses and profitability.

        Our defense and commercial businesses must comply with and are affected by various government regulations that impact Our operating costs, profit margins and its internal organization and operation of its businesses. These regulations affect how our customers and Titan do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

  •
  the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

  •
  the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

  •
  the U.S. Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect ours existing businesses.

        We cannot guarantee that it will be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, including the clearances required for work on intelligence-related contracts, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses. We currently have a large number of open positions and are engaging in intensive recruiting activities. The competition for these resources may drive up the compensation we pay to attract and retained qualified personnel. Our failure to hire and retain adequate numbers of required personnel may adversely affect our ability to perform under our existing contracts or to win new contracts.

Titan competes primarily for government contracts against many companies that are larger, better financed and better known than Titan. If Titan is unable to compete effectively, our business and prospects will be adversely affected.

        Our businesses operate in highly competitive markets. Many of its competitors are larger, better financed and better known companies who may compete more effectively than Titan can. In order to remain competitive, Titan must invest to keep its products and services capabilities technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding its market share.

We are subject to class action lawsuits that could result in material liabilities to us or cause us to incur material costs

        As a result of the government investigation against us for violations of the FCPA, shareholder class action lawsuits have been brought against us in federal and state court and shareholder derivative lawsuits have been filed against our board of directors and certain of our officers. These lawsuits allege, among other things, that we failed to disclose our allegedly improper payments involving international consultants in connection with our international operations and that our directors and officers breached their fiduciary duties by failing to monitor and supervise management in way that prevented or would have detected the FCPA violations. These lawsuits, including those filed to date against us, may take years to resolve and cause us to incur substantial litigation expenses.

We cannot be certain that our auditors will agree with our management's assessment of our internal control over financial reporting or that we will not have to incur additional expense to correct any issues identified through the audit process.

        We are in the process of completing our testing of our internal control over financial reporting in preparation for the first management report on the effectiveness of our internal control over financial reporting and our first audit under Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of correcting the deficiencies we have identified in our testing process and do not anticipate that we will be determined to have any material weaknesses in our internal control over financial reporting. However, the rules for conducting management's assessment and the rules for our auditors' to conduct their attestation of our internal control over financial reporting and management's assessment of our internal control over financial reporting are new and the application of these rules has not been tested. As a result, we may experience unanticipated consequences, including incurring unexpected costs, as part of this process.

Titan has taken an impairment charge in connection with the assets we acquired from SureBeam Corporation bankruptcy, and Titan may not be able to recover the estimated amounts from SureBeam's bankruptcy and Titan may be required to make net payments on lease and bank debt guarantees in excess of estimated amounts.

        As a result of SureBeam Corporation's voluntary filing on January 19, 2004 for liquidation under Chapter 7 of the United States Bankruptcy Code, Titan has recorded estimated pre-tax impairment charge of $15.8 million and $7.2 million in 2003 and 2004, respectively, related to credit that we had extended to SureBeam and our assessment of our ability to recover a portion of the indebtedness from assets of SureBeam we received under a settlement agreement with the bankruptcy trustee. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of these assets, and our ability to mitigate our obligations under the facilities lease guarantees, through subleases, and loan repayments from Hawaii Pride.

Titan has completed numerous strategic acquisitions which could increase our costs or liabilities or be disruptive.

        Since January 1, 1998, Titan acquired 19 government information technology businesses as part of our strategy of consolidating government information technology businesses. Several of the businesses that Titan acquired had themselves acquired other businesses prior to their acquisition by Titan. Titan may not be able to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. The acquisition and integration of new businesses involves risk.

The integration of acquired businesses may be costly and may result in a decrease in the value of our common stock for the following reasons, among others:

  •
  Titan may need to divert more management resources to integration than Titan planned, which may adversely affect our ability to pursue other more profitable activities;

  •
  the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

  •
  Titan may not eliminate as many redundant costs as Titan anticipated in selecting its acquisition candidates; and

  •
  one or more of our acquisition candidates also may have liabilities or adverse operating issues that Titan failed to discover through its due diligence prior to the acquisition.

The covenants in our credit facility restrict our financial and operational flexibility, including its ability to complete additional acquisitions, invest in new business opportunities, or pay down certain indebtedness.

        Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, limits the ability to pay down the senior subordinated debt, swap or sell assets, merge or consolidate, or make acquisitions. An event of default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Titan has pledged substantially all of its consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility, excluding our foreign affiliates. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our credit facility also requires Titan to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and Titan cannot assure you that Titan will meet those ratios. In addition, we are subject to restrictive covenants in our 8% senior subordinated notes. The covenants may limit our flexibility to pursue all of our strategic objectives and could adversely affect our future operations. Titan also may incur future debt obligations that might subject Titan to restrictive covenants that could affect our financial and operational flexibility or subject Titan to other events of default.

Our product revenues could be less than expected if Titan is not able to deliver components of systems or products as scheduled due to disruptions in its supply of products and components or services.

        Because our internal manufacturing capacity is limited, Titan uses contract manufacturers. While Titan uses care in selecting its manufacturers, this arrangement gives Titan less control over the reliability of supply, quality and price of products or components than if Titan manufactured them itself. In some cases, Titan obtains products from a sole supplier or a limited group of suppliers. Consequently, Titan risks disruptions in its supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect our ability to perform its obligations under our product contracts and could result in cancellation of contracts or purchase orders, delays in realizing revenues, and payment delays as well as adversely affect our ongoing product cost structure.

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

Titan may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. our inability to protect its patents and proprietary rights in the U.S. and foreign countries could adversely affect our businesses' prospects and competitive positions.

        As part of our strategy, we seek to protect our proprietary technology and inventions through patents and other proprietary-right protection in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using its proprietary rights. In addition, we may incur significant expense both in protecting its intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

        We assess the strength of its patent and intellectual property protection for its technologies and products. Despite our assessments and our belief in the strength of its patent protection for particular technologies or products, our patents may not provide effective barriers to entry against competitors in the markets targeted by particular technologies and products because our competitors may develop competing technologies and products that do not infringe upon our patents. Titan also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. We are not certain that its pending patent applications will be issued.

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect its trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be sufficient to compensate us for damages incurred. We generally control and limit access to, and the distribution of, its product documentation and other proprietary information. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of its common stock.

        Our revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of its products and services, the potential fluctuation of defense, intelligence and civil agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions. Our contract type/product mix and unit volume, its ability to keep expenses within budgets, and its pricing affect its gross margins. These factors and other risk factors described herein may adversely affect our results of operations within a period and cause our financial results to fluctuate significantly on a quarterly or annual basis. Consequently, we do not believe that comparison of its results of operations from period to period is necessarily meaningful or predictive of its likely future results of operations. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly.

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law, as well as our shareholder rights plan, could discourage, delay or prevent a change of control that our stockholders may favor.

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

  •
  authorize our board of directors, without stockholder approval, to issue up to 2,931,898 shares of blank check preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt; and

  •
  prohibit Titan from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

        In addition to the provisions described above, in 1995 our board of directors adopted a poison pill shareholder rights plan, which may further discourage a third party from making a proposal to acquire Titan which Titan has not solicited or does not approve, even if the acquisition would be beneficial to our stockholders. As a result, our stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under our rights plan, preferred share purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of our common stock by any person or group. If triggered, these rights would entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of our common stock having a market value of two times the exercise price. In addition, if a company acquires Titan in a merger or other business combination not approved by the board of directors, these rights will entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

Our forecasts and other forward-looking statements are based upon various assumptions that are subject to significant uncertainties that may result in our failure to achieve our forecasted results.

        From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward-looking statements regarding our future results, including estimated revenues, earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. Further, our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, we cannot assure you that our performance will be consistent with management forecasts. Variations from forecasts and other forward-looking statements may be material and adverse.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        There have been no material changes during the nine months ended September 30, 2004, to the information as of December 31, 2003, contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our executive management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness and design of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report. Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2004.

        Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any such changes to our internal controls over financial reporting.

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1. Legal Proceedings.

        The information contained in Note 8 of the Notes to Consolidated Financial Statements related to legal proceedings is hereby incorporated by reference into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our Annual Meeting of Stockholders on August 19, 2004. Out of 84,355,542 shares of common stock entitled to vote at such Annual Meeting, 77,446,650 were present in person or represented by proxy. At the Annual Meeting, our stockholders approved the following matters:

        (1)   The election of the following nominees to the board of directors to hold office for a term of one year:

Nominee	Affirmative Votes	Negative Votes	Abstentions
Michael B. Alexander	70,742,647	0	6,704,003
Edward H. Bersoff, Ph.D.	76,851,335	0	595,315
Joseph F. Caligiuri	76,792,241	0	654,409
Peter A. Cohen	76,648,126	0	798,524
Daniel J. Fink	76,565,804	0	880,846
Susan Golding	76,517,964	0	928,686
Robert M. Hanisee	76,578,287	0	868,363
Robert E. La Blanc	76,799,808	0	646,842
Gene W. Ray, Ph.D.	76,501,158	0	945,492
James Roth	76,836,550	0	610,100
Joseph R. Wright, Jr.	76,775,973	0	670,677

        (2)   The stockholders ratified the selection of KPMG LLP as our auditors for the fiscal year ending December 31, 2004. The following votes were cast:

Affirmative Votes	76,873,972
Negative Votes	436,849
Abstentions	135,829

Item 6. Exhibits.

        List of exhibits:

3.1		The Company's Certificate of Increase of Series A Junior Participating Preferred Stock dated as of May 13, 2003, is attached hereto.* The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 2, 2000, is attached hereto.* The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to the Company's Quarterly Report on Form 10-Q dated November 16, 1998, is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to The Company's 1987 Annual Report on Form 10-K, is incorporated herein by this reference.
The Company's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to the Company's 1987 Annual report on Form 10-K, is incorporated herein by this reference.
3.2		The Company's Bylaws, which were Exhibit 3.3 to the Company's 1999 Annual Report on Form 10-K, are incorporated herein by this reference.
3.3		Amendments to Bylaws of the Company, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to the Company's 2001 Annual Report on Form 10-K, are incorporated herein by this reference.
10.1
Amendment No. 2 to Senior Credit Agreement dated as of September 2, 2004 between The Titan Corporation and a syndicate of financial institutions, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 7, 2004, is incorporated herein by this reference.
10.2	*
Form of Restricted Stock Grant Notice pursuant to 2000 Employee and Director Stock Option and Incentive Plan including the Form of Assignments Separate from Certificate and the Form of Joint Escrow Instructions.
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

*
Filed herewith

THE TITAN CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2004	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY Gene W. Ray Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (in thousands, except per share data, or as otherwise noted)
  Note (1) Basis of Financial Statement Preparation
  Note (2) Merger, Investigation and Settlement Costs
  Note (3) Asset Impairment Charges
  Note (4) Redemption of Cumulative Convertible Preferred Stock
  Note (5) Discontinued Operations
  Note (6) Debt
  Note (7) Other Financial Information
  Note (8) Commitments and Contingencies
  Note (9) Related Party Transactions
  Note (10) Guarantor Condensed Consolidating Financial Statements
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended September 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Nine Months Ended September 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended September 30, 2003 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Nine Months Ended September 30, 2003 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of September 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of December 31, 2003 (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Nine Months Ended September 30, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Nine Months Ended September 30, 2003 (Unaudited) (In thousands)
THE TITAN CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except share and per share data, or as otherwise noted).
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  BACKLOG
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION THE TITAN CORPORATION
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits.
THE TITAN CORPORATION
SIGNATURES