Form 10-K
period 2004-12-31
TITAN CORP
filed 2005-03-16
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
-OR-
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6035

THE TITAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-2588754 (I.R.S. Employer Identification No.)
3033 Science Park Road San Diego, California 92121-1199 (Address of Principal Executive Offices, Zip Code)
Registrant's telephone number, including area code: (858) 552-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter: $1,072,748,978.

        Number of shares of Common Stock outstanding as of March 4, 2005 was: 84,894,131.

Documents Incorporated By Reference:

        The information required by Part III of this Form 10-K will be filed by amendment not later than April 30, 2005 or, if applicable, incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 7, 2005.

PART I

Item 1. Business.

Corporate Overview

        The Titan Corporation is a leading provider of comprehensive information and communications systems solutions and services to the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies. These systems, solutions, and services include research and development, design, assembly, installation, integration, test and evaluation, deployment, logistics and operations support, maintenance, and training. Systems and products we provide to military and government agencies include transformational weapons systems, sophisticated satellite communications systems, antennas/telemetry systems, tactical radios, signals intelligence systems, encryption devices, classified systems, and complex computer-based information systems for information processing, information fusion, dissemination, and data mining.

        Our services include system procurement selection and acquisition management services, program management, systems engineering and integration for mission-critical defense platforms and communications systems, enterprise information technology network design, integration, deployment, and operations support, translation and interpreter services, military and first responder training and situational exercises and evaluation, and test, modeling, and continuity of operations analysis for blast, nuclear, electro-magnetic, and chemical/biological threats.

        Our consolidated revenues were over $2 billion for the year ended December 31, 2004.

Our Core Markets.    We apply our core capabilities to provide technology, products, and services with a focus in four often overlapping and synergetic market areas: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Military Programs, Government Enterprise Information Technology, and the War on Terrorism/Homeland Security. During 2004, our revenue was divided by customer approximately as follows:

2004 Revenue by Customer

        These markets are described in greater detail in the following sections, including specific examples of the work we are doing in each.

  Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR)

        C4ISR has been the cornerstone of our expertise since we were founded in 1981, and it is the principal business foundation on which we have grown over the years. C4ISR can be described as the process of gathering military information through intelligence, surveillance, and reconnaissance measures, and transmitting this information digitally through high-technology communications systems, processing the digitized information to facilitate command and control decision making, and disseminating such commands electronically to military and intelligence platforms for execution. Computers and communications systems are the common vehicle for this information gathering, processing and deployment process. We are a key contributor to the significant C4ISR systems that support the Department of Defense, national intelligence agencies, the Department of Homeland Security, and other key government agencies. Through systems engineering, technical assistance, program management, products, and systems integration, we have been in the forefront of assisting our customers in reaching their C4ISR mission goals. The following are examples of our efforts in C4ISR:

  •
  Integrated Broadcast Service (IBS).    Titan's IBS is an information superiority-enabled service that generates increased combat power by networking sensors, decision makers, and the war fighter to achieve shared awareness, increased speed of command, more efficient operations, greater lethality, increased survivability, and a higher degree of precision intelligence. This networking is achieved via design and deployment of a system of sensors, communication platforms, and sophisticated software-based information fusion, sharing, and dissemination between intelligence gathering and military response missions. IBS bolsters the warfighters ability to execute their mission of threat avoidance, targeting, mission execution, and target negation or destruction. This service operates in a global environment and supports all elements of the U.S. intelligence community.

  •
  Joint Deployable Intelligence Support Systems (JDISS).    JDISS was developed following Operation Desert Shield, when it was determined that communications between the armed services and national intelligence agencies were not optimized with respect to intelligence communications and dissemination. Since inaugurating support in 1992, the Titan-led team provides a common user platform for intelligence professionals that ranges from the Joint Task Force, Theater Joint Intelligence Centers, Theater Component Commands, Coalition Commands and Allied Partners to Service and Unit Level Commands, the Department of Defense and non-Department of Defense national agencies. Additionally, the program provides solutions for other communities of interest across defense, intelligence, law enforcement and homeland security. With over 10,000 current users and over 5,000 deployed systems, the JDISS program is used by the joint U.S. military services to connect a full spectrum of intelligence users, command centers and field commanders. JDISS has become a cornerstone of joint intelligence operations, providing interoperable solutions, intelligence mission applications, integration, security accreditation, deployment, and training support.

  •
  The Joint Range Extension.    We have developed an information solution that allows real-time tactical data link information gleaned from a variety of sensors to be transmitted over any communications medium. This innovative capability allows commanders to see and share the actual tactical events of a campaign at different locations simultaneously. This capability is being used in the Middle East theatre to provide commanders with a view of the battle space at extended ranges, thus allowing forces to be coordinated, sequenced, and deployed rapidly to meet the needs of the operational commander.

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

  •
  Communications Products.    Titan has provided the Department of Defense, our intelligence community and our closest allies with state-of-the-art, satellite communications systems since the origins of our company. However, that line of products has recently been expanded to include Electronic Warfare (EW) receivers and portable tactical radios. On the EW front, Titan is the designer and supplier of Prophet Block I systems. These systems are capable of receiving, intercepting, and direction-finding almost any radio or mobile phone transmitting in the 2 MHz to 2 GHz range. Two such systems can be used to triangulate and precisely geolocate a potentially threatening transmission source. More than 105 Block I systems have been delivered and almost 50 are being used in combat theaters of operation. The company's investment in tactical, line-of-sight radios has produced a family of lightweight, portable, low-power-consumption radios (TTR-2101 series) that can operate in multiple bands between High Frequency and Ultra-high Frequency, and which are lighter, smaller, lower cost, and easier to use than competing brands.

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

  Transformational Military Programs

        We are developing new transformational systems for the Department of Defense that focus on specific national security challenges faced by the United States and its allies. One aspect of the transformation is the development of new weapon systems and weapons delivery. We seek to win engineering development contracts and ultimately full-scale production contracts to provide low-cost, mission critical new weapons systems. The following are several key initiatives in our portfolio of active transformational military efforts:

  •
  X-Craft/Sea Fighter.    We have designed and are in the final stages of completing the production of an experimental vessel for the United States Navy that is unlike any other currently in the fleet today. The X-Craft, christened "Sea Fighter" by the Navy on February 5, 2005, is a high-speed, 262-foot aluminum catamaran with a combined gas turbine and diesel propulsion plant, capable of speeds greater than 50 knots. The vessel is specifically designed to operate in shallow, or littoral, waters. The X-Craft's deck has two helicopter landing spots capable of handling a variety of aircraft up to the size of the H-60-series helicopter. With a design displacement of approximately 1,100 long tons, the X-Craft will be self-deployable over trans-Atlantic ranges. The X-Craft's unique mission module bay will be capable of simultaneously supporting the development of multiple mission packages. The X-Craft program incorporates not only innovative design, development and management methods, but also is using revolutionary acquisition processes intended to get this craft and the information derived from its use into the hands of naval forces as rapidly as possible. The X-Craft was first put into the water in February 2005. Extensive testing will follow to demonstrate tactics, techniques, procedures, and technology for the Navy's planned next generation of littoral warships. The Navy has not announced any strategy for future procurements of this class of vessel.

  •
  Affordable Weapon.    Under a research and development contract with the Naval Sea Systems Command, Titan is developing and testing a loitering Unmanned Aerial Vehicle (UAV) that is designed to carry warheads or surveillance payloads at extended ranges and remain airborne for many hours. The UAV will be built using commercially-available, off-the-shelf components at a cost expected to be approximately one-tenth of the cost of legacy missiles currently in service. To date, we have built and successfully flight-tested 24 of these Affordable Weapons.

  •
  Ka-Band Terminals and Components.    To date, there have been virtually no Department of Defense satellites operating in the Ka-band (20 GHz—30 GHz) and few commercial Ka-band satellites operating in overseas locations. However, a new series of U.S. Department of Defense Ka-band capable satellites called "Wideband Gapfiller Satellites" (WGS) are expected to be launched starting in 2006. Through the U.S. Army's Ka-SAT program initiated in 2002, Titan was contracted to design and test some of the key components (modems, waveforms, Comm-On-The-Move antennas) as well as complete terminals which perform in the Ka-band. These systems were developed in advance of the WGS launch to support the U.S. Army's Warfighter Information Network—Tactical (WIN-T) networks. The WIN-T mobile nodes will form the backbone of future Army wideband networks and Titan is positioned to supply key components of the ground-based systems for several years ahead.

  Government Enterprise Information Technology

        We provide complete enterprise information technology solutions that enable seamless connectivity from the strategic to the tactical level of a customer's critical enterprise. By necessity, the defense and intelligence organizations require technology that enables information to flow into multi-disciplined, cross-organizational teams of commanders and technicians that respond quickly and effectively to continuing threats and immediate crises. Information is gathered through all source collection methods and is assessed, and in many cases, enriched to assure its relevance and use. We support many enterprise information technology and modernization efforts within our nation's defense and intelligence communities, as well as mission critical networks for civilian agencies. The following are several examples of Government Enterprise Information Technology contracts:

  •
  USSOCOM.    Under our Enterprise Information Technology Contract (EITC), we are providing enterprise network management and engineering services across all of the U.S. Special Operations Command's (USSOCOM) communication and network infrastructures for data, voice, and video. EITC is an innovative solution to meet USSOCOM's worldwide enterprise needs. We are delivering strategic improvements, increased interoperability, and efficient support at all USSOCOM sites and locations, including planning, management, operations and maintenance, and training for all garrison and deployed wide area, metropolitan area, and local area networks. We also provide development, integration, testing, training, and customer support for all desktops, portable computing devices, applications, messaging systems, databases, and web services used by Special Operations Forces. The program also includes information assurance, transmission, and communication security requirements, requirements management, configuration management, hardware maintenance, and disaster recovery.

  •
  Northern Command (NORTHCOM) Enterprise System Management.    Titan provides services for a wide range of information technology and infrastructure support to the NORTHCOM command, control, and communications dictorate (J6). This support comprises enterprise-wide command, control, and communications solutions that are helping the command accomplish its Homeland Defense mission and interact with the Homeland Security agencies at the federal and local level. Services provided by Titan include supporting the common operational picture, future concepts, information sharing/synchronization, network engineering and administration, systems integration and operations and maintenance support.

  •
  GeoBase Support for USAF.    We provide a full range of geo-spatial services to the Headquarters Pacific Air Forces organizations (HQ PACAF) GeoBase Program for Directorate of the Civil Engineer, including program management, database development, systems engineering, and software engineering. Data gathering activities include aerial photography mission planning, ground control and photo control surveys, acquisition of aerial imagery, topographic data production of digital elevation models and topographic contours, and software/systems engineering. Using the data gathered, our software engineers develop custom Geospacial Information Services (GIS) solutions and a variety of GeoBase applications, which support operations in military theatre, anti-terrorism and force protection measures, air base defense, and law enforcement applications.

  •
  e-Government Services and Information Assurance.    We provide systems and solutions related to e-government applications as well as the design, installation and maintenance of local and wide area networks used to operate the various U.S. government's Internet-based initiatives. We provide healthcare, electronic filing, and aviation safety systems for the government agencies involved in those initiatives, along with Internet portals used to electronically distribute confidential and non-confidential information to other government entities and the public at large. Titan also provides services and solutions related to information assurance and security consulting for government systems. Several government agencies have e-government applications designed by Titan, including the Federal Communications Commission, Health and Human Services, and the Federal Aviation Administration.

  The War on Terrorism/Homeland Security

        We have been providing homeland security solutions to various government agencies, some of which now comprise the Department of Homeland Security, for over 15 years. As with our efforts in our traditional defense business, Titan brings innovation, integration, deployment, and life cycle service to the national imperative of homeland security and counter terrorism measures. We provide products and services in a wide variety of areas, including interpreter and translation services, border control and protection, first responder exercises and training, nuclear threat counter-proliferation, emergency communications capabilities and systems, chemical, biological, radiological or nuclear weapons (CBRN) consequence management, and continuity of operations and continuity of government studies. Examples of Titan contracts in this area include:

  •
  Emergency Management.    We assist numerous U.S. government customers, including the Department of Homeland Security, in continuity of operations preparations, enabling continued operations following a terrorist act. We develop, integrate, and deploy Mobile Emergency Operations vehicles and other systems to provide backup communications capability to governmental agencies and first responders. Titan is a principal provider of training and situational exercises to prepare first responders for a variety of terrorist events as well as communications systems that greatly facilitate interoperability and crisis response.

  •
  U.S. Army Intelligence and Security Command (INSCOM) Linguist Support.    Titan is the U.S. government's leading supplier of linguists under INSCOM's Worldwide Linguist Support Contract. Titan provides linguist support for contingency operations and current intelligence gathering requirements in over a dozen countries where the government has linguist shortfalls. Titan's linguist contract with the U.S. Army contributed $247.2 million, or 12.1%, of revenues in fiscal 2004.

  •
  Defending Against Bio-terrorism.    We provide analytical support, systems development, and integration of key systems to help protect the nation from terrorist use of chemical, biological, radiological or nuclear weapons (CBRN). Examples include: programmatic support through the Department of Health and Human Services' HHS Metropolitan Medical Response System to over

    100 local jurisdictions; conduction of a national training program to the National Guard Civil Support Teams and to local first responders on atmospheric transport of airborne CBRN materials; developing a solution for the U.S. Postal Service to mitigate mail-borne chemical and biological threats; and developing and testing decontamination systems of general applicability to weapons of mass destruction event mitigation and recovery.

  •
  Securing America's Borders.    Protecting America's cyber borders is a major Titan endeavor, as network and information technology security and protecting critical infrastructure have become increasingly important initiatives in national security. We are also working in the areas of intelligence information distribution, which integrates and fuses near real-time correlated intelligence data via satellite to intelligence agencies and combatant commanders worldwide. Additionally, Titan provides the information technology support for the U.S. Customs Service's Air & Marine Operation Center, our nation's focal point for protecting the security of the United States' borders from smugglers and terrorists. In 2004, Titan secured a major role as subcontractor on the Department of Homeland Security's US-VISIT contract as a member of the Smart Border Alliance. The goals of the US-VISIT program are to enhance security for our citizens and visitors while facilitating legitimate travel and trade across our borders. US-VISIT helps to secure our borders, facilitate the entry and exit process, and enhance the integrity of our immigration system while respecting the privacy of our visitors. The central thrust of Titan's role on US-VISIT is overall system quality management, in which Titan engineers will assure that the US-VISIT system and its software are properly designed, developed, and deployed over the next decade.

  •
  21st Century Technology to Secure the Homeland.    We are in various stages of development on several homeland security technologies, including a new digital data link between aircraft and the ground, key components for improved portal screening systems, concealed weapons detectors, and through-the-wall surveillance capabilities.

Competition.    We are one of many companies involved in providing information systems solutions, support services and communications products for a variety of programs for agencies of the U.S. government and civil governments. Most activities in which we engage are very competitive and require that we have highly skilled and experienced technical personnel to compete. Many of our competitors have significantly greater financial, personnel and other resources than we have. These competitors include Northrop Grumman Corporation, the Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, the Raytheon Company, Computer Sciences Corporation, and Science Applications International Corporation. In addition, we compete with smaller and medium sized companies such as: Anteon Corporation, CACI International Inc., SRA International, ManTech International Corporation, Dynamics Research Corporation, and ViaSat, Inc. We believe that the primary competitive factors for our information systems solutions, support services and communications products include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness, and customer relationships.

        We view our competitive strengths as follows:

          Long Standing Customer Relationships and Experienced Management.    We have an extensive history of providing comprehensive information and communications products, solutions and services to U.S. defense, intelligence, and civil government agencies. Collectively, Titan's executives and general managers have on average approximately 30 years of industry experience and have developed long-standing, key customer relationships across all of the U.S. military services and several allied countries. The industry experience of Titan's executives and general managers has also helped to develop a significant presence with many civilian government agencies, which has contributed to Titan's success in securing new contracts.

          Strong Contract Execution/Past Performance.    Given the mission-critical nature of many of the programs in which we serve, our customers usually require a strong track record of technical and operational execution on previous contracts. Past performance is graded by the Department of Defense in a Contract Performance and Assessment Report (CPAR) database, which is used by prospective customers in evaluating proposals for new contracts. We believe our strong past performance, as demonstrated by our CPAR scores, and history of execution on mission-critical defense and other government agency programs gives Titan a competitive advantage on many of the procurements that we bid on.

          Broad Solution Capabilities.    We have extensive industry expertise in the development of comprehensive information and communications products, solutions and services for government customers. We provide products and solutions in areas such as signal processing, antenna design, low-detection waveforms, computer-aided target and image recognition, satellite communications hardware and software, and real-time object tracking and targeting. In addition, we have significant knowledge of legacy information technology and C4ISR systems currently in operation and the ability to integrate new solutions into existing systems. This ability to provide full-service products, solutions and services, coupled with our employee base of over 8,900 "secret" and above-cleared personnel, has enabled us to bid on larger, more comprehensive government contracts than at any time in our history. During 2004, we won 13 of 18 competitive procurements that we bid with potential values each exceeding $100 million in revenues to Titan.

Commercial Businesses

        We have restructured our organization to focus our primary efforts on our core national security business and other federal civilian business. We have sold, shut down, or are in the process of shutting down all of the commercial businesses that Titan operated in prior years. Titan continues to generate a relatively small amount of revenue from certain commercial customers, which pertains to the same general products and services offered to our government customers. Commercial revenues for 2004 totaled $43.4 million, or 2.1% of total revenue. Approximately $16 million of commercial revenue was from commercial contracts to provide project management services related to facilities construction and cost estimation. Approximately $12 million of commercial revenue was earned from the sale of energy devices to the pulsed power community. These include devices to generate continuous microwave energy used in industrial microwave ovens to dry or cure bulk foods, lumber, and other products; components to produce pulses of microwave energy for use in medical and non destructive test applications; and high current, high voltage switches, trigger generators, and flash x-ray equipment used to take radiographic images of high-speed objects. The remaining balance of commercial revenues were generated from sales of digitized finger print scanners sold to law enforcement agencies, seek and detection equipment for commercial use, airborne antennas used on commercial aircraft and ground based antennas to receive images and communicate with satellite equipment, and a variety of circuit boards for industrial use. We do not expect commercial revenues to be a material part of our business in the foreseeable future.

Discontinued Operations

        In June of 2004, our board of directors made the decision to sell or otherwise dispose of Datron World Communications (Datron World) and our Titan Scan Technologies service business (Scan Services). During 2002, our board of directors made the decision to exit a substantial portion of our commercial businesses, consisting of Titan Wireless, Cayenta, AverCom and LinCom Wireless. AverCom, LinCom Wireless and Titan Scan Technologies were formerly parts of our Titan Technologies segment and Datron World Communications was previously part of our Titan Systems segment. Prior to the decisions to exit these businesses, we grouped our business into five segments—Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business. We are no longer reporting our results of operations by these segments; however, reference may be made to these segments in discussions of historical information.

Datron World and Scan Services (Discontinued June 2004)

        Datron World and Scan Services are non-core operations that have not performed to management's expectation, and their divestiture will allow Titan to better focus on its National Security Solutions business. Datron World is a provider of broadband communications products for government and commercial contracts. Scan Services provides contract sterilization services, primarily for disposable medical device manufacturers, through its facilities located in Denver, CO, Lima, OH and San Diego, CA. During the fourth quarter of 2004, Datron World was sold for approximately $4.7 million, resulting in a loss of approximately $2.0 million. In February 2005, Scan Services was sold for approximately $4.9 million, which did not result in a material gain on the transaction.

Titan Wireless (Discontinued July 11, 2002)

        Titan Wireless provided telecommunications services and systems to developing countries primarily in Africa, Central Asia, the Middle East and Latin America. Despite our low cost technology and efficiency advantages, competition in the international telecommunications sector drove market rates to levels that made operations of our telecommunications systems at our size uneconomical. Notably, the bankruptcies of Global Crossing Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers such as ibasis, imposed a rapid and sudden deterioration in wholesale prices in 2002. In July 2002, we decided to exit our international telecommunications businesses through a combination of selling assets or businesses and shutting down operations. These actions were substantially completed in 2003. Refer to Note 7 to the consolidated financial statements for further discussion.

        While Titan continues to hold assets and liabilities of Titan Wireless in Discontinued Operations, there were no revenues in Titan Wireless for the year ended December 31, 2004.

Cayenta (Discontinued March 1, 2002)

        Cayenta provided software applications and implementation and integration services to customers to solve specific business and operating problems. These software applications were tailored for each customer's business and operating requirements and in certain cases made accessible via the Internet. Cayenta was discontinued in 2002, at which time Titan began to sell or otherwise dispose of Cayenta's assets. Refer to Note 7 to the consolidated financial statements for further discussion.

Titan Technologies (Substantially Discontinued August 2002)

        In 2002, Titan discontinued its AverCom business which was sold in 2002, its LinCom Wireless business which was shut down in 2002, and its electron-beam medical and mail sterilization business.

SureBeam (Discontinued October 2001)

        Titan discontinued its former subsidiary, SureBeam, in October 2001 and later completed a tax-free spin-off transaction in which all of the shares of SureBeam Corporation were distributed to Titan stockholders in August 2002. On January 19, 2004, SureBeam began liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. During 2004, Titan received certain assets from the Bankruptcy proceedings which will be sold or disposed of through Titan's continuing operations, as these assets represented collateral securing Titan's interest in a credit facility previously provided to SureBeam. Additionally, and as a result of the bankruptcy proceedings, Titan assumed certain lease obligations and idle facilities which were previously guaranteed by Titan. In 2004, Titan incurred expenses and recorded charges related to these lease obligations and idle facilities that have been accounted for in discontinued operations, as such guarantees on the obligations of SureBeam existed at the time SureBeam was originally discontinued in October 2001. (See Note 7 to the notes to consolidated financial statements).

Recent Developments

        As previously disclosed, during the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations were identified as part of internal reviews conducted by Titan and Lockheed Martin, and jointly reported by them to the government. Titan's board of directors established a committee of the board to oversee Titan's internal review of these matters.

        The internal review began with a focus on Titan's Datron World Communications unit, which was discontinued in June 2004 and sold in November 2004, but the internal review later was expanded to a number of Titan's international businesses, including Titan Wireless (which was discontinued in 2002 and was substantially wound down in 2003) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to, and did, provide the Securities and Exchange Commission (SEC) and the Department of Justice (DoJ) with the results of the investigation on an ongoing basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the DoJ initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Tax Code.

        As previously disclosed, Titan had recorded a provision of $3.0 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan recorded an additional provision of $25.5 million in the second quarter of 2004 to reflect the change in its estimate of the cost of resolving these investigations.

        As a result of the investigation, Titan began to implement significant expanded FCPA and Internal Traffic in Arms Regulations (ITAR) policies. To lead and oversee those expanded policies, in September 2004, Titan brought in Dave Danjczek as its Vice-President for Compliance and Ethics.

        On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three felony FCPA counts related to its overseas operations, including in particular its operations in Benin. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Matters resolved through the plea agreement with the DoJ involved commercial international business that Titan had discontinued and is in the process of winding down. As a part of the settlement, Titan was given credit for self reporting and cooperating with the government, and for accepting responsibility.

        On March 1, 2005, in connection with the FCPA settlement, Titan made total payments of $28.5 million, the same figure Titan reserved for this purpose in 2003 and 2004. The total includes a DoJ-recommended fine of $13 million, and payments to the SEC consisting of disgorgement of $12.6 million and prejudgment interest of $2.9 million. The Hon. Roger T. Benitez, a judge of the Federal District Court in San Diego, imposed upon Titan a fine of $13 million and a three-year term of supervised probation, both of which are consistent with the DoJ's and Titan's agreed-upon recommendations to the Court. In addition, the sentence imposed by the Court incorporated Titan's agreement to implement a best-practices compliance program designed to detect and deter future violations of the FCPA.

        The IRS agreement requires Titan to file an amended corporate tax return for 2002 to correct deductions previously taken with respect to matters at issue in the investigations. The amended tax return will not result in additional taxes, but will reduce Titan's net operating loss carry forward benefit by approximately $1.3 million. The tax provision affect of the amended tax return was made in the fourth quarter of 2004. Under the Consent to Entry of Final Judgment with the SEC, Titan agreed, within 30 days, to retain a qualified independent consultant to review Titan's policies and procedures with respect to its compliance with the FCPA, and to adopt the consultant's recommendations.

        Further, as a result of our plea agreement, we are currently unable to obtain new export licenses. We have been working with the U.S. Department of State to obtain relief from this automatic statutory provision.

        After the plea was entered, Titan and the Navy executed an administrative settlement agreement that will allow Titan to continue to conduct business under U.S. government contracts and receive U.S. government contracts. The agreement also provides for Navy monitoring of Titan's compliance activities for three years.

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the FCPA investigations.

Government Contracts

        Virtually all of our revenues are dependent upon continued funding of the United States and allied government agencies that we serve. Our revenues from U.S. government customers represented approximately 97% of our total revenues for the year ended December 31, 2004. Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

        U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements. When we subcontract with prime contractors, such subcontracts are also subject to the ability of the prime contractor to perform its obligations under its prime contract. We often have little or no control over the resources allocated by the prime contractor to the prime contract, and any failure by the prime contractor to perform its obligations under the prime contract could result in our loss of our subcontract. In 2004, approximately 20% of our revenue was derived under subcontracts with prime contractors. In addition, our contract-related costs and fees, including allocated indirect costs, are subject to audits and adjustments by negotiation between us and the U.S. government. As part of the audit process, the government audit agency verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. Any audits of our contract-related costs and fees could result in material adjustments to our revenues. In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts or failure by Congress to make sufficient appropriations to the relevant agencies could have a material adverse effect on our operating results.

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

	Year Ended December 31,
Contract Type
	2004	2003	2002
Time and Materials	37.0%	39.1%	42.7%
Cost Reimbursable	47.9	44.1	36.5
Fixed-Price	15.1	16.8	20.8

	100.0%	100.0%	100.0%

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

        Our backlog consisted of the following approximate amounts as of the following dates:

	As of December 31,
Backlog
	2004	2003	2002
	(in thousands)
U.S. Government funded backlog	$901,953	$908,885	$695,217
U.S. Government unfunded backlog	5,300,006	4,255,608	3,188,945
Commercial backlog	33,849	28,077	36,417

Total backlog	$6,235,808	$5,192,570	$3,920,579

        Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, on contracts, included in backlog could change because many factors affect the scheduling of contract work and the amount of funding on contracts by the customer. In addition, cancellations or adjustments to contracts may occur. Backlog may be subject to large variations from period to period as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government. No assurance can be given as to when and if revenue will be realized on contracts included within our backlog.

Manufacturing

        We operate both fabrication and assembly facilities and also purchase certain components and sub-assemblies from other suppliers. We also use contract manufacturers for some of our products and systems. Other than the ship yard that is producing the X-Craft vessel, no one contract manufacturer or supplier accounts for a significant portion of total purchases or revenues. While we use care in selecting our manufacturers, our use of contract manufacturers gives us less control over the reliability of supply, quality and price of products or components than if we manufactured the products. We risk disruptions in our supply of products and components if these suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. It is our practice to solicit multiple manufacturers for all critical components to the extent possible.

Patents, Trademarks and Trade Secrets

        Our policy is to apply for patents and other appropriate statutory protection when we develop new or improved technology, although we do not rely on patent protection in the normal course of our government contract operations. We presently hold a number of U.S. and foreign issued patents, as well as a number of trademarks and copyrights. We do not rely, however, solely on these statutory protections to protect our technology and intellectual property. In addition to seeking patent protection for our inventions, we rely on the laws of unfair competition and trade secrets to protect our unpatented proprietary rights. We attempt to protect our trade secrets and other unpatented proprietary information through agreements with customers, vendors, employees and consultants. In addition, various names used by us for our products and services have been registered with the United States Patent and Trademark Office.

Research and Development

        We maintain a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. These programs' costs are expensed as incurred. Titan-funded research and development expenditures were $15.1 million, $10.4 million and $7.8 million in the years ended December 31, 2004, 2003 and 2002, respectively. The major Titan-funded research and development activities in 2004 were a high speed modem and related antennas, secure communications devices, devices for homeland security applications, and work on further developments of our affordable weapon program.

        A portion of our research and development activities during 2004 was customer-funded and as such was paid for through contract revenues with an associated expense in cost of sales and operating expenses. None of our customer-funded research and development activity that is funded under contracts with the U.S. government is included in research and development expense.

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

        We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. Although most of our business is not generally involved in the handling of hazardous materials, we cannot completely eliminate the risk of contamination or injury from these substances or wastes, and in the event of such an incident, we could be held liable for any damages that result. We may also become subject to liability as an owner or occupier of a facility we acquired directly or as a result of companies or businesses we acquire. From time to time, we have been notified of violations of government and environmental regulations. We attempt to correct these violations promptly without any material impact on our operations. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations or cleanup contamination in the future. These costs, and any future violations or liability under environmental laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of February 28, 2005, we employed approximately 12,000 employees, most of whom were located in the United States. As of December 31, 2004, we were subject to collective bargaining agreements with respect to 39 employees. We believe that our relationships with our employees are satisfactory.

General Information

        We were founded in 1981 and later were merged into a company that was incorporated in Delaware in 1969. Our executive offices are at 3033 Science Park Road, San Diego, CA 92121, and our telephone number is (858) 552-9500. Our website address is www.titan.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments for those reports as soon as reasonably practicable after such material is electronically furnished to the Securities and Exchange Commission.

        We also provide access on our website to our Corporate Governance Principles: our Code of Ethics, the charters of our Audit, Nominating and Corporate Governance, and Compensation Committees. Copies of these documents are available without charge to any stockholder upon written request to our corporate secretary at our executive offices. In addition, we will disclose on our website any changes to or waivers from our Code of Ethics.

Item 2. Properties.

        Our operations' facilities occupy approximately 2,959,000 square feet of space located primarily throughout the United States. The large majority of the space is office space. Substantially all of our facilities are leased. We describe our lease commitments in Note 11 to the accompanying consolidated financial statements.

        As a result of the merger of Titan Systems Corporation into The Titan Corporation in September 2002, a charge of approximately $32.2 million was taken in 2002 for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California. Additionally, in 2004 we recorded a $17.8 million charge in discontinued operations for the SureBeam facilities lease obligations which Titan had previously guaranteed. These charges reflect the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through fiscal year 2023 and representing approximately 548,000 square feet of excess space. We have subleased certain of these facilities and continue to actively pursue additional sublease opportunities for the remaining facilities. However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all. The actual amount of estimated losses on these lease commitments could change based upon Titan's ability to obtain sublease arrangements for these facilities.

Item 3. Legal Proceedings.

  Foreign Corrupt Practices Act Related Investigations

        As previously disclosed, during the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations were identified as part of internal reviews conducted by Titan and Lockheed Martin, and jointly reported by them to the government. Titan's board of directors established a committee of the board to oversee Titan's internal review of these matters.

        The internal review began with a focus on Titan's Datron World Communications unit, which was discontinued in June 2004 and sold in November 2004, but the internal review later was expanded to a number of Titan's international businesses, including Titan Wireless (which was discontinued in 2002 and was substantially wound down in 2003) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to, and did, provide the Securities and Exchange Commission (SEC) and the Department of Justice (DoJ) with the results of the investigation on an ongoing basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the DoJ initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Tax Code.

        As previously disclosed, Titan had recorded a provision of $3.0 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan recorded an additional provision of $25.5 million in the second quarter of 2004 to reflect the change in its estimate of the cost of resolving these investigations.

        As a result of the investigation, Titan began to implement significant expanded FCPA and ITAR policies. To lead and oversee those expanded policies, in September 2004, Titan brought in Dave Danjczek as its Vice-President for Compliance and Ethics.

        On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three felony FCPA counts related to its overseas operations, including in particular its operations in Benin. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Matters resolved through the plea agreement with the DoJ involved commercial international business that Titan had discontinued and is in the process of winding down. As a part of the settlement, Titan was given credit for self reporting and cooperating with the government, and for accepting responsibility.

        On March 1, 2005, in connection with the FCPA settlement, Titan made total payments of $28.5 million, the same figure Titan reserved for this purpose in 2003 and 2004. The total includes a DoJ-recommended fine of $13 million, and payments to the SEC consisting of disgorgement of $12.6 million and prejudgment interest of $2.9 million. The Hon. Roger T. Benitez, a judge of the Federal District Court in San Diego, imposed upon Titan a fine of $13 million and a three-year term of supervised probation, both of which are consistent with the DoJ's and Titan's agreed-upon recommendations to the Court. In addition, the sentence imposed by the Court incorporated Titan's agreement to implement a best-practices compliance program designed to detect and deter future violations of the FCPA.

        The IRS agreement requires Titan to file an amended corporate tax return for 2002 to correct deductions previously taken with respect to matters at issue in the investigations. The amended tax return will not result in additional taxes, but will reduce Titan's net operating loss carry forward benefit by approximately $1.3 million. The tax provision affect of the amended tax return was made in the fourth quarter of 2004. Under the Consent to Entry of Final Judgment with the SEC, Titan agreed, within 30 days, to retain a qualified independent consultant to review Titan's policies and procedures with respect to its compliance with the FCPA, and to adopt the consultant's recommendations.

        Further, as a result of our plea agreement, we are currently unable to obtain new export licenses. We have been working with the U.S. Department of State to obtain relief from this automatic statutory provision.

        After the plea was entered, Titan and the Navy executed an administrative settlement agreement that will allow Titan to continue to conduct business under U.S. government contracts and receive U.S. government contracts. The agreement also provides for Navy monitoring of Titan's compliance activities for three years.

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the FCPA investigations.

  Stockholder Class Actions

        Since April 2, 2004, two stockholder class action lawsuits have been filed against Titan and certain of its officers, asserting claims under the federal securities laws, which we refer to collectively as the federal securities actions. On September 17, 2004, these class action lawsuits were consolidated as In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), a consolidated purported class action filed before the U.S. District Court for the Southern District of California. The federal securities action purports to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The complaint seeks an unspecified amount of damages. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On January 14, 2005, Titan and certain individual defendants jointly filed a motion to dismiss. The hearing on the defendants' motion is currently scheduled to be heard on May 9, 2005. Titan intends to defend the claims vigorously.

        Since April 7, 2004, two stockholder class action complaints have been filed against certain Titan officers, asserting that these officers breached their fiduciary duties to Titan's stockholders. The complaints, which we refer to as the fiduciary duty actions, were filed in the Superior Court for the State of California in and for San Diego County. The cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp , et al., No. GIC 828345. The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement with Lockheed Martin delivered on April 7, 2004. The Berger and Garfield matters have been consolidated and are now treated, for all purposes, as the Garfield matter. Additionally, plaintiffs and defendants have agreed that defendants are not required to answer or otherwise respond to the Garfield complaint until the motions to dismiss in the federal securities action have been denied or granted with prejudice. Titan intends to defend the claims vigorously.

        Since June 28, 2004, three shareholder derivative lawsuits have been filed against Titan directors and certain Titan officers, naming Titan as a nominal defendant, which we refer to collectively as the derivative actions. The derivative actions include Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; and Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County. The derivative actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented alleged FCPA violations or would have detected the FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to work performed by foreign nationals, and the loss of contracts with the government. The plaintiffs seek to recover the costs incurred in the internal and external investigations, penalties or damages paid to settle private litigation or government proceedings, and lost goodwill. The Weisgerber and Bildstein matters have been consolidated and are now treated, for all purposes, as the Weisgerber matter. Titan intends to defend the claims vigorously.

  SureBeam Related Litigation

        In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, a former subsidiary of Titan, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR), a single class action for which an amended consolidated class action complaint was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The complaint seeks an unspecified amount of damages. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act of 1933, as amended (the Securities Act), should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the amended consolidated complaint. The court granted plaintiffs 45 days leave to amend their complaint, which amended complaint has been filed. Titan intends to defend the claims vigorously.

        On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. Titan is not named as defendant in this litigation and received a prior release of claims from the bankruptcy trustee. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions.

Other Legal Proceedings

        Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its

affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, NO. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. Titan intends to defend these lawsuits vigorously.

        On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, Inc. (Titan Wireless) and a former Titan Wireless employee in San Diego Superior Court in San Diego, California. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to develop a telecommunications network in Argentina and other related alleged misconduct. The complaint sought damages of $52.7 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets. The court denied Perimex's request for a preliminary injunction, sustained Titan's and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint. Perimex dismissed its complaint voluntarily without prejudice. On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California, NO. 03cv 1037 IEG (WMC), alleging substantially similar causes of action and claiming a similar amount of damages. Perimex twice amended this federal complaint to add additional claims. Titan intends to defend the claims vigorously.

        On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, NO. 04cv0147 WQH (WMc). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. Titan intends to defend its position vigorously.

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

        Titan is involved in legal actions in the normal course of its business, including audits and investigations by various governmental agencies that result from its work as a defense contractor. Titan and its subsidiaries are named as defendants in legal proceedings from time to time and third parties, including the government, may assert claims against Titan from time to time. In addition, Titan has acquired companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information, including consultation with its lawyers, Titan does not believe that the ultimate liability arising from any of these actions will materially affect its consolidated financial position. The March 1, 2005 FCPA settlement payment will materially impact cash flow in the first quarter of 2005. Titan's evaluation of the likely impact of these actions could change in the future and Titan could have unfavorable outcomes that it does not expect. Any of these events could have a material adverse effect on Titan's results of operations or cash flows in a future period and could have other adverse effects on Titan's business.

Item 4. Submission of Matters To a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Titan's common stock is traded on the New York Stock Exchange (NYSE). As of March 4, 2005, there were approximately 3,400 holders of record of our common stock, excluding beneficial owners of shares held in the names of brokers or other nominees. The closing price for the common stock on the NYSE as of March 4, 2005, was $17.82. The quarterly market price ranges based on the high and low sales prices for our common stock on the NYSE in 2004 and 2003 were as follows:

Common Stock

	2004		2003
Fiscal Quarter
	High	Low	High	Low
First	$21.99	$18.55	$12.35	$6.82
Second	20.15	12.69	10.88	6.80
Third	14.18	11.15	21.60	10.01
Fourth	16.97	14.06	21.89	20.80

        No cash dividends were declared or paid on Titan's common stock in 2004 or 2003. Titan does not anticipate paying cash dividends in the foreseeable future.

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

Item 6. Selected Financial Data (in thousands of dollars, except per share data)

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated statement of operations data presented below for each of the years ended December 31, 2004, 2003 and 2002, and the balance sheet data at December 31, 2004 and 2003 are derived from the consolidated financial statements included in this filing. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001, and 2000 are derived from audited consolidated financial statements not included in this document, and have been retroactively restated to account for the discontinuance of our Datron World Communications business and our Titan Scan Technologies service business, which were discontinued in the second quarter of 2004.

	2004	2003	2002	2001	2000
Operating Results:
Revenues	$2,046,525	$1,756,206	$1,369,729	$962,316	$841,367
Income (loss) from continuing operations before cumulative effect of change in accounting principle	13,764	31,909	(11,451)	(3,396)	(14,889)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share:
Basic	$0.16	$0.39	$(0.16)	$(0.12)	$(0.33)
Diluted	0.16	0.37	(0.16)	(0.12)	(0.33)
Financial Position:
Cash, cash equivalents and investments	$16,672	$26,974	$34,123	$18,621	$6,447
Total assets	1,357,766	1,290,635	1,297,442	1,451,919	951,209
Amounts outstanding under lines of credit, long-term	352,750	341,250	344,750	317,187	260,625
Other long-term debt	200,491	200,988	2,045	5,612	1,250
Company obligated mandatory redeemable convertible preferred securities	—	—	250,000	250,000	250,000
Stockholders' equity	348,080	371,409	312,313	496,958	167,416
Preferred dividends	190	688	689	690	692

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share and per share data, or as otherwise noted.)

        The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included in this document. The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from what is discussed in the forward-looking statements. Factors that might cause such differences include those discussed below under the heading "Risk Factors."

Overview and Outlook

        The Titan Corporation is a leading provider of comprehensive information and communications systems solutions and services to the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies. These systems, solutions, and services include research and development, design, assembly, installation, integration, test and evaluation, deployment, logistics and operations support, maintenance, and training. Systems and products we provide to military and government agencies include transformational weapons systems, sophisticated satellite communications systems, antennas/telemetry systems, tactical radios, signals intelligence systems, encryption devices, classified systems, and complex computer-based information systems for information processing, information fusion, dissemination, and data mining.

        Our services include system procurement selection and acquisition management services, program management, systems engineering and integration for mission-critical defense platforms and communications systems, enterprise information technology network design, integration, deployment, and operations support, translation and interpreter services, military and first responder training and situational exercises and evaluation, and test, modeling, and continuity of operations analysis for blast, nuclear, electro-magnetic, and chemical/biological threats.

        Our consolidated revenues were over $2 billion for the year ended December 31, 2004.

        We apply our core capabilities to provide technology, products, and services with a focus in four often overlapping and synergetic market areas: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Military Programs, Government Enterprise Information Technology, and the War on Terrorism/Homeland Security. These markets are described in greater detail in the Corporate Overview discussion above, under the heading "Business", including specific examples of the work we are doing in each.

        Our revenues have grown by using our broader capabilities to win larger, more complex and long-term government contracts and, to a lesser extent, through acquisitions of other government information technology companies. We expect to continue our trend of bidding on more government contracts with potential revenue values of $100 million or more as well as continuing to bid on smaller contracts within our targeted markets. We also expect to continue to participate in re-competes on our existing contracts. Our rate of revenue growth depends upon many factors, including, among others, our success in bidding on new contracts and re-competes of our existing contracts, the continuation of our existing programs, the rate of demand for services or products under our contracts, including demand created by the ongoing conflicts in Iraq and Afghanistan, the funding levels for our contracts, our ability to meet demand for our services or products, and the timing of production under product contracts.

        Our operating margins are affected by the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as by the mix of prime contracts versus subcontracts. The mix of contract types and the mix of prime contracts versus subcontracts did not differ significantly between 2003 and 2004. Significant portions of our contracts are time and materials and cost reimbursement contracts. We are reimbursed for labor hours at negotiated hourly billing rates and other direct expenses under time and materials contracts and reimbursed for all actual costs, plus a fee, or profit, under cost reimbursement contracts. The financial risks under these contracts generally are lower than those associated with fixed price contracts, and margins also typically are lower than those on fixed-price contracts. The U.S. Government also has awarded us fixed-price contracts. Such contracts carry higher financial risks because we must deliver the products, systems or contracted services at a cost below the fixed price in order to earn a profit.

        As a result of our decision in the third quarter of 2002 to exit substantially all of our remaining commercial businesses, as discussed under the heading "Loss From Discontinued Operations" below, and because most of our remaining operations are our government businesses, we merged our Titan Systems Corporation subsidiary, which encompassed our primary government businesses, into The Titan Corporation on September 25, 2002 (see Note 13 to the consolidated financial statements). In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", substantially all of our operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services, and customers. Prior to these developments, we grouped our businesses into five business segments—Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and the SureBeam business. As discussed below, we are no longer reporting the results of operations by these segments, however, reference may be made to these segments in discussions of other historical information.

        In June 2004, our board of directors decided to sell or otherwise dispose of Datron World and Scan Services. These non-core operations did not perform to management's expectation, and their divestiture will allow us to better focus on our core government businesses. These businesses have been reported as discontinued operations in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued. The discontinuance of Datron World and Scan

Services is not expected to have a material impact on our revenue, as the total revenue of these discontinued businesses aggregated approximately $15.5 million during the fiscal year ended December 31, 2004 and $18.8 million during the fiscal year ended December 31, 2003. During the fourth quarter of 2004, Datron World was sold for approximately $4.7 million, resulting in a loss of approximately $2.0 million. In February 2005, Scan Services was sold for approximately $4.9 million, which did not result in a material gain on the transaction.

        The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues for the years below:

Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002
Revenues	$2,046,525	$1,756,206	$1,369,729
Cost of revenues	1,729,963	1,464,709	1,113,273
Selling, general and administrative	155,082	153,609	172,157
Research and development	15,106	10,422	7,756
Exit and restructuring charges and other	—	—	53,317
Merger, investigation and settlement costs	59,932	5,247	—
Asset impairment charges	15,495	15,757	—

Operating profit	70,947	106,462	23,226
Interest expense, net	(36,926)	(32,163)	(30,845)
Debt extinguishment costs	—	(12,423)	(9,435)
Loss on investments	(3,867)	(6,154)	—
Net gain on sale of assets	563	—	—
Income tax provision (benefit)	16,953	23,813	(5,603)
Loss from discontinued operations, net of tax benefit	(52,161)	(2,812)	(219,899)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(40,111)

Net income (loss)	$(38,397)	$29,097	$(271,461)

As a Percentage of Revenues

	Year Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	84.5	83.4	81.3
Selling, general and administrative	7.6	8.7	12.6
Research and development	0.7	0.6	0.6
Exit and restructuring charges and other	—	—	3.9
Merger, investigation and settlement costs	2.9	0.3	—
Asset impairment charges	0.8	0.9	—

Operating profit	3.5	6.1	1.7
Interest expense, net	(1.8)	(1.9)	(2.3)
Debt extinguishment costs	—	(0.7)	(0.7)
Loss on investments	(0.2)	(0.4)	—
Net gain on sale of assets	— *	—	—
Income tax provision (benefit)	0.8	1.4	(0.4)
Loss from discontinued operations, net	(2.5)	(0.2)	(16.1)
Cumulative effect of change in accounting principle, net	—	—	(2.9)

Net income (loss)	(1.9)%	1.7%	(19.8)%

*
Less than 0.1%

Results of Operations

Fiscal Years Ended December 31, 2002, 2003, and 2004

Revenues

        Our consolidated revenues increased from $1.4 billion in 2002 to $1.8 billion, or 28.2%, in 2003, and from $1.8 billion in 2003 to $2.05 billion in 2004, or 16.5%. Revenues increased in 2004 due to work on a number of existing contracts and to a lesser extent, work on new contracts. Three intelligence-related contracts, including our linguist contract with the U.S. Army's Intelligence and Security Command, contributed increased revenues of approximately $137.3 million, or 6.7%, during 2004. Two enterprise information technology contracts supporting Department of Defense (DOD) military and intelligence operations contributed increased revenues of approximately $39.9 million, or 2.0%, during 2004. In addition, revenues increased approximately $17.5 million from two Navy contracts to provide engineering services and support, systems integration, installation, and life cycle support. Total revenues from our linguist contract with the U.S. Army were $247.2 million during 2004, representing approximately 12.1% of Titan's total revenues. Revenues related to our enterprise information technology contract for U.S. Special Operations Command were $73.2 million during 2004, representing approximately 3.6% of Titan's total revenues. No other single contract accounted for more than 3% of total revenue in 2004. Increased revenues resulting from the acquisition of Advent Systems in the fourth quarter of 2003 were offset by reductions in revenue resulting from two transactions in the first quarter of 2004. One transaction was an asset sale related to certain contracts providing scientific engineering and technical assistance (SETA) support to the DOD, which were sold due to an organizational conflict of interest with Lockheed Martin in anticipation of the then proposed merger. The other transaction was the voluntary termination of a contract also due to an organizational conflict of interest with Lockheed Martin.

        Revenue growth in 2003 was also generated from expansion of existing contracts and work under new contracts won during the year. The linguists contract with the U.S. Army's Intelligence and Security Command contributed increased revenues of approximately $112.1 million, and other intelligence contacts contributed $22.6 million to the revenue increase. Revenues from the U.S. Navy also grew $42.2 million over 2002 due to increased work on development contracts for the X-Craft and affordable weapon programs for the Office of Naval Research. In addition, revenues from enterprise information technology contracts supporting DOD military and intelligence operations contributed $58.0 million to the increase. The linguist contract and our enterprise information technology contract for the U.S. Special Operations Command represented 7.0% and 3.5% of 2003 total revenue, respectively. No other single contract accounted for more than 2% of total revenue in 2003. The acquisitions of Wave Science, Inc., in the third quarter of 2002, and Jaycor, Inc., in March of 2002, contributed an aggregate of approximately $20.2 million to the total revenue increase.

Selling, General and Administrative

        Our selling, general and administrative (SG&A) expenses decreased from $172.2 million in 2002 to $153.6 million in 2003 and increased from $153.6 million in 2003 to $155.1 million in 2004. SG&A, as a percentage of revenues, decreased from 12.6% in 2002 to 8.7% in 2003 and from 8.7% in 2003 to 7.6% in 2004. The 2004 SG&A included amortization of purchased intangibles of $2.3 million and deferred compensation amortization of $1.5 million. The 2003 SG&A included amortization of purchased intangibles of $4.2 million and deferred compensation amortization of $7.2 million, compared to $5.2 million of amortization of purchased intangibles and $27.8 million of deferred compensation amortization in 2002. The decrease in amortization of purchased intangibles and deferred compensation in 2004 was offset by increased costs related to our implementation of the internal controls documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), increased external audit and consulting fees resulting from Section 404 of SOX, and legal costs in connection with the ongoing SureBeam litigation and other class-action litigation. We expect the trend of increased spending on legal fees for pending litigation to continue in 2005. We expect internal and external audit fees will decrease in 2005 primarily because we will not incur the initial implementation costs for Section 404 SOX Compliance. The decline in SG&A as a percentage of revenue for 2004 compared to 2003 is primarily the result of the increased revenues, which we were able to support without proportionately increasing our general and administrative support. The decrease in SG&A in 2003 compared to 2002 was attributable to the decrease in amortization noted above as well as cost reduction and consolidation activities initiated in early 2002 that reduced our SG&A expenses necessary to operate our business and support our revenue growth. The decrease as a percentage of revenues in 2003 compared to 2002 is attributable to these cost savings as well as overall increased economies of scale with higher revenues. The amortization of deferred compensation in 2004 and 2003 was incurred as a result of the merger of Titan's national security subsidiary, Titan Systems, into Titan, which occurred on September 25, 2002, and resulted in the exchange of all outstanding Titan Systems stock options for Titan Corporation stock options. For further details regarding deferred compensation, please refer to Note 13 to the consolidated financial statements.

Research and Development

        Our research and development (R&D) expenses increased from $7.8 million in 2002 to $10.4 million in 2003 and from $10.4 million in 2003 to $15.1 million in 2004. R&D expenses in 2004 were incurred primarily in our development of high-speed modem and related antennas, secure communications devices, including a new family of man-portable multiband communication systems, devices for Homeland Security applications and the next generation of the affordable weapon. The increased R&D expenditures in 2003 compared to 2002 were primarily attributable to the development of a low cost phased array radar system, secure communications devices, satellite communications modems and the high frequency (HF) manpack and portable radios. As a percentage of revenues, R&D remained at 1% or less in all periods.

Exit and Restructuring Charges and Other

        Included in the year ended December 31, 2002 is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002, and exit charges related to the shutdown of Cayenta's headquarters. Approximately $11.7 million of these exit charges are related to the shutdown of Cayenta's headquarters and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters. The remaining lease commitment costs are expected to be paid through future periods ending in January 2007. Included in the employee termination costs are 33 personnel reductions.

        Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs. The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California. This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009. Titan has subleased certain of these facilities and continues to actively pursue additional sublease opportunities for the remaining facilities. However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all. The actual amount of estimated losses on these lease commitments could change based upon Titan's ability to obtain sublease arrangements for these facilities. Included in the employee termination costs are 19 personnel reductions.

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

        At December 31, 2004, accruals for all exit and restructuring charges in continuing operations totaled $15.3 million, comprised entirely of charges associated with the consolidation of various facilities into centralized locations in Virginia and California. These exit and restructuring activities were prior to the effective date of SFAS No. 146 and, accordingly, they were accounted for under EITF Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria. Effective January 1, 2003, Titan was required to adopt SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value. Accruals for idle facilities associated with discontinued operations are discussed elsewhere herein. A summary of the utilization of exit and restructuring accruals in continuing operations during the years ended December 31, 2003 and 2004 is as follows:

	Balance December 31, 2002	Cash paid 2003	Balance December 31, 2003	Cash paid 2004	Change in Estimate	Asset Disposal	Balance December 31, 2004
Titan Systems restructuring:
Estimated facilities consolidation costs	$32,071	$(4,775)	$27,296	$(11,804)	$1,110	$(1,746)	$14,856
Employee termination/retention costs and other	1,738	(1,738)	—	—	—	—	—

	33,809	(6,513)	27,296	(11,804)	1,110	(1,746)	14,856
Transaction costs for unsuccessful deals	597	(597)	—	—	—	—	—

	34,406	(7,110)	27,296	(11,804)	1,110	(1,746)	14,856

Cayenta headquarters exit costs:
Lease commitment costs	3,136	(2,511)	625	(499)	257	—	383
Employee termination costs and other	219	(212)	7	(88)	126	—	45

	3,355	(2,723)	632	(587)	383	—	428

	$37,761	$(9,833)	$27,928	$(12,391)	$1,493	$(1,746)	$15,284

        At December 31, 2004, a total of $15.3 million is due under the facilities consolidation, which reflects lease payments, net of assumed sublease income, expected to be paid over the remainder of the remaining lease terms, which expire in 2009. The remaining $5.1 million is included in Other Accrued Liabilities on the consolidated balance sheet and $10.2 million is included in Other Non-current Liabilities.

Merger, Investigation and Settlement Costs

        On June 26, 2004, Lockheed Martin terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the SEC and DoJ investigations under the FCPA.

        Merger, investigation and settlement costs of $59.9 million were in incurred in 2004. Merger related costs of $9.1 million were incurred in connection with the proposed merger between Titan and Lockheed Martin for legal, investment banking, accounting, printing, and other professional fees and costs. The merger-related costs include the costs of an exchange offer and consent solicitation for our 8% senior subordinated notes and redemption of our preferred stock (See Note 2 to the consolidated financial statements), both of which were conditions to close the proposed merger. Approximately $50.8 million of the total costs related to the DoJ and SEC FCPA investigations. This includes costs associated with the comprehensive internal review conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law, the costs of legal, accounting and other professional fees incurred to support the DoJ and SEC investigations, and the 2004 provision of $25.5 million to settle or otherwise resolve the investigations.

        Merger, investigation, and settlement costs of $5.2 million were incurred in 2003. $2.2 million was incurred in connection with the proposed merger between Titan and Lockheed, and $3.0 million was related to a provision to settle or otherwise resolve the FCPA investigations.

        On March 1, 2005, we reached settlement agreements with the SEC and DoJ and paid $28.5 million to settle the matters related to the FCPA investigations. For further discussion, see the above section entitled "Recent Developments," under the heading section in Item 1. "Business."

Asset Impairment Charges

        In the second quarter of 2004, we recorded asset impairment charges of $15.5 million. Approximately $10 million of these charges pertain to impairment of fixed assets directly related to the termination of a program by a civilian government agency in the second quarter and impairment of assets associated with a reduction in scope of our planned business activities in Saudi Arabia. Approximately $5.5 million related to a charge for impairment of a technology license we purchased from SureBeam in 2001. The termination of the program by a civilian agency has generated a claim for recovery of contract costs which Titan intends to file in 2005. Management believes the facts of the claim form a legal basis for successful recovery; however, if the claim is unsuccessful, an additional charge of up to approximately $5.8 million could be incurred to write-off uncollected contract costs (refer to Note 7 to the consolidated financial statements).

        On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, we recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to SureBeam indebtedness and obligations to us. The ultimate amount of total impairment to eventually be recognized is contingent upon the amount of actual proceeds recovered by Titan from the sale of SureBeam assets Titan received in a settlement of claims in the SureBeam bankruptcy. The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $3.0 million. The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a Tax Allocation Agreement. The actual amount of Titan's losses could be lower or higher than currently estimated depending on the amount of SureBeam liquidation proceeds received, the amount of net payments made under its lease guarantees issued on behalf of SureBeam and bank debt guarantee related to Hawaii Pride. Refer to Note 7 to the consolidated financial statements for further discussion of Titan's agreements with SureBeam.

Operating Profit

        Our operating profit increased from $23.2 million in 2002 to $106.5 million in 2003 and decreased from $106.5 million in 2003 to $70.9 million in 2004. Our operating profits have been significantly impacted by a number of factors in each of 2002, 2003 and 2004. The 2002 operating results include the exit and restructuring charges of $53.3 million noted above. The 2003 operating results include an asset impairment charge related to SureBeam of $15.8 million and $5.2 million of merger, investigation and settlement costs, as noted above. The 2004 operating results include asset impairment charges of $15.5 million and $59.9 million of merger, investigation and settlement costs as described above.

        Also impacting the results in each year was amortization of purchased intangibles of $5.2 million in 2002, $4.2 million in 2003, and $2.3 million in 2004 and deferred compensation amortization of $27.8 million in 2002, $7.2 million in 2003, and $1.5 million in 2004.

Interest Expense, Net

        Our net interest expense increased from $30.8 million in 2002 to $32.2 million in 2003 and increased from $32.2 million in 2003 to $36.9 million in 2004. Borrowings from our primary bank credit facility, excluding working capital lines from acquired companies, averaged $350.2 million at a weighted average interest rate of 5.14% during 2002, $360.6 million at a weighted average interest rate of 4.7% during 2003, and $369.4 million at a weighted average interest rate of 4.8% during 2004. Interest expense in 2004 compared to 2003 reflects increased interest expense on our credit facility resulting from an increase in LIBOR interest rates and the absence of interest income from SureBeam in the twelve months ended December 31, 2004, partially offset by a reduction of 50 basis points which was negotiated on our senior credit facility term loan effective September 2, 2004. The twelve months ended December 31, 2003 included interest income of $1.6 million related to the line of credit advanced to SureBeam. Also increasing interest expense in 2004 was a full year's effect of the rate increase on $200 million in 8% senior subordinated notes issued in May 2003, the proceeds of which were used to redeem $250 million in 5 3/4% HIGH TIDES. The increase in interest expense in 2003 as compared to 2002 reflects lower average interest rates on our senior bank credit facility offset by increased interest expense on the $200 millon in 8% senior subordinated notes issued in May 2003. Also included in interest expense is interest on our deferred compensation plan and retiree medical obligations. Interest expense related to these items was $0.8 million for 2002, $0.6 million for 2003, and $0.7 million for 2004.

        As mentioned above, effective September 2, 2004, our senior credit facility was amended and the interest rate on our term loan was reduced by 50 basis points to LIBOR plus 275 basis points (or prime plus 150 basis points). The effective interest rate may prospectively increase by 25 basis points or decrease by 25 basis points depending on changes to our credit rating from Moody's and Standard & Poors.

Loss on Investments

        The loss on investments of $6.2 million in 2003 relates to an unrealized loss on the carrying value of our investment in Etenna Corporation based on indications of value in 2003, and includes an unrealized loss on our investment in DOAR Communications that was subsequently sold at a loss in January 2004.

        The loss on investments of $3.9 million in 2004 is mostly attributable to the write-off of the remaining $3.5 million equity carrying value for Etenna Corporation. Due to lack of product acceptance and capitalization, Etenna informed Titan that it expects that it or its technology will be sold at a value less than the threshold required to earn a return of capital. In 2004, we also wrote down our investment in Wavestream Wireless by $0.4 million to reflect the reduction in fair market value due to a dilutive financing transaction in 2004.

Income Taxes

        Consolidated income taxes on loss income (loss) from continuing operations before cumulative effect of change in accounting principle reflect effective tax rates of 33%, 43%, and 55% for the years ended December 31, 2002, 2003 and 2004 respectively. The reduced tax benefit rate in 2002 as compared to the statutory tax rate reflects the effect of additional state taxes due to separate state filings. The rate increase in 2003 is due to the consolidated income taxes reflecting a tax provision as compared to the tax benefit in 2002. The increased provision rate as compared to the statutory rate in 2003 reflects the non-deductibility of certain losses and costs incurred in 2003. The rate increase in 2004 primarily relates to the non-deductibility of the $25.5 million provision for the FCPA settlement made in the second quarter of 2004 and the non-deductibility of the Etenna Corporation and Wavestream Wireless investment losses recorded in the fourth quarter.

        Titan has net operating loss carryforwards of approximately $274 million as of December 31, 2004, which are reflected at their net-of-tax amounts in current and non-current deferred tax assets. We believe these net operating loss carryforwards will be fully realized before they expire, with such expirations starting in 2010 and ending in 2024.

        Realization of the net operating loss carryforwards and other components of the net deferred tax assets is dependent upon our generating sufficient taxable income prior to expiration of loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be fully realized. In order to fully utilize the net operating loss carryforwards prior to the expiration dates, Titan will need to generate taxable income of $274 million.

        Given that Titan has incurred recent net operating losses, management considered whether a valuation allowance should be recorded to reduce the carrying value of the total deferred tax assets, including the component related to net operating loss carryforwards. In evaluating whether a valuation allowance was needed, management considered negative evidence and positive evidence as required under the provisions of SFAS No. 109. The primary negative evidence considered by management is the Company's cumulative loss position. The cumulative losses have been generated primarily by businesses that have been discontinued, sold or wound down and, consequently, no significant recurring losses are expected to be generated by those operations. The positive evidence considered by management is the historical profitability and growth of Titan's continuing operations, which consist almost entirely of government contracting activities. Furthermore, as of December 31, 2004, those operations have significant funded and unfunded backlog. Consequently, management concluded that the positive evidence regarding the realization of the deferred tax assets out weighed the negative evidence, and that a valuation allowance for the deferred tax assets was not required at December 31, 2004.

Loss From Discontinued Operations

        Our loss from discontinued operations includes the results of operations for Datron World, Scan Services, Titan Wireless, certain components of our Cayenta business, our AverCom business, our LinCom Wireless business and SureBeam (which was spun-off in August 2002). Excluded from the loss from discontinued operations is a charge of $50.1 million for the impairment of goodwill which was recorded on January 1, 2002 when Titan adopted SFAS No. 142, which has been reflected as the cumulative effect of a change in accounting principle. Following is a summary of the operating results for the discontinued operations.

	Year Ended December 31,
	2004	2003	2002
Gain on sale of business, net	$—	$12,195	$—
Subcontractor contingency reserves	(5,311)	(5,000)	—
Impairment of goodwill	(17,332)	—	(96,961)
Impairment of fixed assets and other	(40,250)	(13,469)	(162,449)
Loss on sale of assets	(2,054)	—	—
Exit charges	—	—	(24,403)

	(64,947)	(6,274)	(283,813)
Losses from operations	(6,609)	(13,607)	(46,212)

	(71,556)	(19,881)	(330,025)
Tax benefit	(19,395)	(17,069)	(110,126)

Loss from discontinued operations, net of taxes	$(52,161)	$(2,812)	$(219,899)

        The 2003 tax benefit was impacted by the GlobalNet sale for which a tax provision was not provided due to prior losses, as well as a tax benefit to adjust the carrying value of certain assets which are currently held for sale in Titan's remaining commercial information technology business that was previously part of Titan Technologies. The 2004 tax benefit was impacted by our impairment of goodwill associated with Datron World, which is not deductible.

        Datron World and Scan Services (Discontinued June 2004)    In June 2004, Titan's board of directors decided to sell or otherwise divest Datron World and Scan Services. These non-core operations did not perform to management's expectation, and their divestiture will allow Titan to better focus on its National Security Solutions business. During the fourth quarter of 2004, Datron World was sold for approximately $4.7 million, resulting in a loss of approximately $2.0 million. In February 2005, Scan Services was sold for approximately $4.9 million, which did not result in a material gain or loss on the transaction. These businesses generated revenues of $15.5 million, $18.8 million and $22.4 million in the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

        Titan Wireless (Discontinued July 11, 2002)    In July 2002, our board of directors made the decision to exit all of our international telecommunications business through a combination of selling or winding down the operations within our Titan Wireless segment. Titan immediately began implementing these actions, which were substantially completed during 2003. Titan has reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144. Revenues for Titan Wireless were $71.5 million and net income was $1.0 million for the year ended December 31, 2003. The revenues were primarily generated by the GlobalNet business prior to the sale of this business in the third quarter of 2003. The net income was primarily a result of the gain of $12.2 million from the disposition of the GlobalNet business, resulting from a previous write-down of the carrying value of the net assets, for which a tax provision was not provided due to prior losses. The gain was offset by impairment charges of $10.8 million resulting from the terms of the settlement agreements with Titan's customers in Nigeria and Benin, and by approximately $5.0 million of charges accrued for the exit activities in Benin. Titan Wireless did not generate any revenues and had a net loss of $14.1 million for the year ended December 31, 2004, mostly composed of a provision to impair accounts receivable related to a customer in Benin and a provision for litigation related to a subcontractor on the Benin contract.

        On December 10, 1999, our wholly owned subsidiary, Titan Africa, Inc. (Titan Africa), in connection with its contract to build a satellite-based telephone system for its customer, the national telephone company of Benin, Africa (the OPT), entered into a Loan Facility agreement for up to 30.0 billion Francs CFA (the currency of the African Financial Community), equivalent to approximately $45.0 million U.S. dollars, with a syndicate of five banks, with Africa Merchant Bank as the arranger. This financing was subsequently increased by 6.0 billion francs CFA to approximately $54.0 million. This medium term financing is a non-recourse loan to Titan Africa which is guaranteed by the OPT and secured by the OPT's equipment and revenues related to the project. The facility has a fixed interest rate of 9.5% per year and was originally to be repaid in seven equal semi-annual payments from the net receipts of this project, or by the OPT in the event that such receipts are not adequate to make these payments, which commenced on December 31, 2000 and were scheduled to end on December 31, 2003. The payment terms were subsequently amended, calling for quarterly payments through mid-2006. The borrowings on this facility have been utilized to fund various equipment and subcontractor costs incurred most notably by Alcatel of France, a major subcontractor to this project.

        Related to Titan's contract with the OPT, Titan has a $37.7 million gross receivable due from the OPT, of which $14.3 million is reflected in current assets of discontinued operations and of which $23.4 million is reflected in non-current assets of discontinued operations as of December 31, 2004. The $23.4 million receivable is recorded as a net non-current receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs. The $23.4 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at December 31, 2004. The $14.3 million difference between the gross receivable of $37.7 million and the $23.4 million balance on the non-recourse loan represents amounts currently due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. This agreement contemplated a $25 million payment by the OPT to Titan, which was due in full by November 30, 2003. On December 31, 2003, we received a partial payment of $11 million on the settlement. Based on the facts available in the second quarter of 2004, principally the OPT's cash flow deficiencies and inability to obtain adequate financing, Titan recorded a full reserve for the $14.3 million balance outstanding. Notwithstanding this reserve, Titan has commenced an international arbitration against the OPT seeking collection of this receivable. The Titan Wireless results of discontinued operations also reflect a provision totaling approximately $5.3 million recorded during 2004, for estimated costs of resolving a contingent liability with a subcontractor related to this project. The current liabilities of $13.5 million of Titan Wireless include approximately $10.3 million for estimated costs of resolving the aforementioned contingent liability with a subcontractor and $3.2 million of remaining exit costs.

        In February 2005, Titan received a demand for full payment from the subcontractor, based on an international arbitration ruling which Titan was in the process of appealing. In light of this, Titan and the subcontractor later reached a final settlement whereby, in March 2005, Titan agreed to pay $9.0 million in full settlement of the matter.

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

        Cayenta (Discontinued March 2002—previously included in our Software Systems segment)    In July 2002, the two information technology businesses of Cayenta were sold, for cash received to date of $0.2 million.

        SureBeam (Discontinued October 2001)    Titan discontinued its former subsidiary, SureBeam, in October 2001 and later completed a tax-free spin-off transaction in which all of the shares of SureBeam Corporation were distributed to Titan stockholders in August 2002. On January 19, 2004, SureBeam began liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. During 2004, Titan received certain assets from the bankruptcy proceedings which will be sold or disposed of through Titan's continuing operations, as these assets represented collateral securing Titan's interest in a credit facility previously provided to SureBeam. Additionally, and as a result of the bankruptcy proceedings, Titan assumed certain lease obligations and idle facilities which were previously guaranteed by Titan. In 2004, Titan incurred expenses and recorded charges related to these lease obligations and idle facilities that have been accounted for in discontinued operations, as such guarantees on the obligations of SureBeam existed at the time SureBeam was originally discontinued in October 2001. In 2004, we recorded $14.4 million to accrue the estimate of the shortfall between the amount of SureBeam lease guarantees and the amount expected to be recovered by subleasing activities and for amounts to be incurred for facilities restoration costs. We also incurred $0.4 million of costs associated with maintaining facilities during 2004. The total of $14.8 million recorded in 2004 has been reflected in the accompanying consolidated statements of operations as a $9.3 million loss, net of tax, in discontinued operations. (See Note 7 to the consolidated financial statements).

        Titan Technologies    In August 2002, our board of directors made the decision to sell or otherwise divest our LinCom Wireless business and to sell Cayenta Canada, our remaining commercial information technology business, both of which were previously reported in our Titan Technologies segment. Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144. In October 2002, the LinCom Wireless business was shut down. On June 2, 2004, Titan sold Cayenta Canada for a net $5.6 million in cash, with no resulting gain or loss recorded on the sale. Titan retained current liabilities related to this business which are included in Titan Technologies below, of approximately $1.8 million related to potential purchase price adjustments due to the buyer and transaction-related costs and indemnification obligations related to the sale. Additionally, Titan had previously guaranteed performance on several customer contracts and a facility lease related to this business and these guarantees were not transferred to the buyer in the June 2004 sale. The face value of these guarantees is approximately $14 million at December 31, 2004. Titan has not had to make any payments with respect to contract guarantees related to this business since its acquisition in 1999. The AverCom business, discontinued in the first quarter of 2002, was sold in July 2002.

        In accordance with SFAS No. 144, all operations that have been sold or that are held for sale have been reflected as discontinued operations for all periods presented in Titan's consolidated financial statements. SFAS No. 144 contains criteria that must be met for businesses to be classified as held-for-sale and recorded as discontinued operations. Management periodically re-evaluates those criteria for businesses held-for-sale, and if such criteria are no longer met, we would be required to reclassify the operations and assets and liabilities of non-qualifying businesses into continuing operations. Management believes that all businesses currently held-for-sale meet this criteria and, therefore, have been reported as discontinued operations in accordance with SFAS No. 144.

        Refer to Note 7 to the consolidated financial statements for further discussion of discontinued operations.

Net Income (Loss)

        We reported net loss of $271.5 million in 2002, net income of $29.1 million in 2003, and net loss of $38.4 million in 2004. Included in the net results for 2002, 2003 and 2004 are net losses from discontinued operations of $219.9 million, $2.8 million and $52.2 million, respectively. The discontinued operations in these years include SureBeam, certain components of our Cayenta business, our AverCom business, our Titan Wireless business, our LinCom Wireless business, our Datron World Communication business and our Scan Services. The 2004 net income includes pre-tax merger, investigation and pre-tax settlement costs of $59.9 million, asset impairment charges of $15.5 million, legal and other professional fees of $2.9 million related to the SureBeam bankruptcy settlement and the defense of the SureBeam-related class action litigation and a loss on investments of $3.9 million. The 2003 net income includes an estimated impairment charge of $15.8 million related to our former subsidiary, SureBeam Corporation, and a loss on investments of $6.2 million. Debt extinguishment costs of $9.4 million and $12.4 million are included in the net results for 2002 and 2003, respectively. Included in the net loss for 2002 is a charge of $40.1 million, net of tax, for Titan's adoption of SFAS No. 142, which is reported as a cumulative effect of a change in accounting principle. Also included in the 2002, 2003 and 2004 results are purchased intangibles amortization of $5.2 million, $4.2 million and $2.3 million, respectively, deferred compensation charges and amortization of $27.8 million, $7.2 million and $1.5 million, respectively, and exit and restructuring and other charges, merger investigation and settlement costs and asset impairment charges of $53.3 million, $21.0 million and $75.4 million, respectively.

Liquidity and Capital Resources

        Our continuing operations during the year ended December 31, 2004 generated cash of approximately $5.3 million, primarily resulting from profits generated by our core National Security Solutions business, offset substantially by an increase in receivable balances of approximately $137.5 million and by merger, investigation and settlement related costs of approximately $34.4 million. The increase in accounts receivable balances primarily reflects the growth in revenues over the past year and billing and payment cycles on our U.S. Army linguist contract. We believe that we have addressed certain of these billing issues with respect to our linguist contract and expect that our days sales outstanding, related to this contract, will improve throughout 2005 and reach levels consistent with industry norms. Other than our Army linguist contract, our payment cycles are generally within industry norms and are subject to fluctuations that may adversely affect our receivable balances and our liquidity in subsequent periods. Cash payments in the twelve months ended December 31, 2004 also included a payment of approximately $7.1 million to exit a leased facility, which was accrued for in 2002, as part of our facilities consolidation efforts.

        Our investing activities used net cash of approximately $21.7 million, primarily for capital expenditures of approximately $22.6 million, investments of $1.2 million, earn out payments on prior year acquisitions of $3.5 million, offset by sale of assets and other of $5.6 million. Our capital expenditures were higher in the twelve months ended December 31, 2004 than in prior periods due to substantial expenditures incurred related to our new facility in northern Virginia which consolidates several operations in the greater Washington, D.C. area. Financing activities provided $12.0 million, primarily from $11.5 million of borrowings under our revolving line of credit and $14.6 million from the exercise of stock options. These increases were partially offset by the use of approximately $12.5 million in cash for the redemption of our cumulative convertible preferred stock in March 2004.

        Discontinued operations used approximately $6.0 million in 2004 due primarily to payments totaling $12.6 million for vendor and lease obligations, exit costs, and for operating losses of our discontinued operations. These payments were substantially offset by net cash proceeds of $5.6 million from the sale of Cayenta Canada in the second quarter of 2004 and $1.0 million from the sale of the Datron World Communications business in the third quarter of 2004.

        We have a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities, acting as sole lead arranger, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank, as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank, as Co-Documentation Agents. The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

        At December 31, 2004, total borrowings under our senior credit facility were $356.3 million at a weighted average interest rate of 5.0%. Commitments under letters of credit were $5.1 million at December 31, 2004, which reduces availability of our senior credit facility, resulting in $114.9 million of borrowing availability on the senior revolving credit facility at December 31, 2004. Of the total borrowings, $3.5 million was short-term.

        In July 2004, both major rating agencies put us on a "negative watch" outlook, as a result of the merger with Lockheed Martin being terminated and the uncertainty of the outcome of the FCPA investigations. The outlook from the rating agencies did not change during the fourth quarter of 2004. In March 2005, both rating agencies removed the "negative watch" outlook and restored Titan's outlook to "stable".

        On September 2, 2004, we entered into an amendment of our senior credit facility, which ties our effective borrowing rate on our term loan within the facility, within a limited range, to changes in ratings from the two major agencies. The amendment immediately reduced the interest rate on our term loan by 50 basis points from LIBOR plus 325 basis points (or prime plus 200 basis points) to LIBOR plus 275 basis points (or prime plus 150 basis points). The interest rate is based on our current senior debt credit rating and outlook from Moody's Investor Services and Standard & Poor's. The amendment includes a provision that automatically increases or decreases the rate on the term loan to either LIBOR plus 300 basis points (or prime plus 175 basis points) or LIBOR plus 250 basis points (or prime plus 125 basis points), if our senior debt credit rating from Standard & Poor's or Moody's Investor Services changes, per the terms of the amendment. As of March 10, 2005, both rating agencies completed their credit reviews of Titan reflecting the resolution of the government FCPA investigation. Both agencies confirmed Titan's exisiting ratings, but improved Titan's credit outlook to "stable". As a result, effective March 10, 2005 the rate on Titan's Senior Secured Term B loan of $341 million was reduced by 25 basis points (bps) to LIBOR plus 250 bps (or prime plus 125 bps).

        The amendment did not affect the interest rate on our senior revolver within our credit facility. The senior credit facility, as amended, provides for interest rates per annum applicable to amounts outstanding under the senior revolver that are, at our option, either the administrative agent's most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 1.50% per annum, based on our ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 2.75% per annum, based on our ratio of total debt to EBITDA. Currently, our interest rates for base rate and LIBOR revolving loans are 0.25% higher than our interest rates for base rate and LIBOR term loans. We are required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the senior revolver. We are also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from 2.00% to 2.75%, based on our ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

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

        The terms of the senior credit facility require us to provide certain customary covenants for a senior credit facility, including certain financial covenants. As amended, these financial covenants, as set forth in the senior credit agreement, for fiscal year 2004 are comprised of a maximum total debt to EBITDA ratio of 4.75 to 1.0, declining to 4.0 to 1.0 in subsequent years, a maximum total senior debt to EBITDA ratio of 3.00 to 1.0, declining to 2.50 to 1.0 in subsequent years, a minimum interest coverage ratio of 3.0 to 1.0, a minimum fixed charge coverage ratio of 1.35 to 1.0 and a minimum net worth of approximately $268.0 million at December 31, 2004. Titan was in compliance with all financial covenants as of December 31, 2004.

        On May 15, 2003, we sold $200 million of 8% senior subordinated notes due May 15, 2011 in a private placement (the Notes). We used the net proceeds from the issuance of the Notes, plus borrowings of $50 million under our revolving credit facility and additional cash on hand, to redeem all $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

        Titan is required to make interest payments on the Notes semi-annually in arrears on May 15 and November 15 at the rate of 8% per annum. Titan may redeem the Notes, in whole or in part, on or after May 15, 2007 at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any:

Year	Percentage
2007	104.0%
2008	102.0%
2009 and thereafter	100.0%

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of the principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness. On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of substantially identical 8% senior subordinated notes due May 15, 2011 registered under the Securities Act.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the then-outstanding Notes began to accrue in October 2003 when we did not complete an exchange offer required under the registration rights agreement because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages continued to accrue at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing Notes up to a maximum of 2.00%, until the exchange offer described above was completed. The remaining balance accrued at September 30, 2004 of $0.3 million was paid with the regular semi-annual interest payment on November 15, 2004.

        Deferred costs and expenses of $7.1 million related to the senior credit facility are included in intangible assets at December 31, 2004 and will be amortized over the remaining term of the senior credit facility. Deferred costs and expenses of $5.0 million related to the issuance of the Notes are also included in intangible assets at December 31, 2004, and will be amortized over the term of the Notes.

        Except as discussed related to SureBeam and Hawaii Pride in Notes 5 and 7 to the consolidated financial statements, "Commitments and Contingencies," and except for our performance guarantees of certain Cayenta contracts and standby letters of credit for Datron World as discussed in Note 7 to the consolidated financial statements, there are no Titan guarantees of debt or performance by any third party, including any unconsolidated subsidiary.

        In relation to our acquisition of International Systems in 2002, additional consideration may be payable through 2011 based upon earnings levels achieved. Approximately $0.6 million additional consideration was accrued for earnings in 2004. See Note 4 to the consolidated financial statements.

        We plan to finance our operations and working capital from a combination of sources, which include cash generation from our core businesses, our credit facility and potential cash generated from the disposal of discontinued businesses. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the payment of additional consideration on acquisitions, our settlement payments and fines for the FCPA investigations and working capital requirements for at least the next twelve months. Our strategy is to use cash flow from operations generated by the business to pay down debt. However, we may use some or all available cash to fund strategic acquisitions relating to our national security business. We may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. In addition, our senior credit facility, as amended, contains a provision whereby the interest rate for the term loan under our senior credit facility will be automatically increased if our senior debt credit rating from Standard & Poor's or Moody's Investor Services is downgraded. If the credit rating on Titan is downgraded by rating agencies, Titan's ability to raise additional funds under new credit facilities may be more difficult or altogether not possible. Management is continually monitoring and re-evaluating its level of investment in all of our operations and the financing sources available to achieve our goals.

Contractual Obligations and Other Commitments

        Our contractual cash obligations as of December 31, 2004, including principal maturities of long-term debt and other commitments, were as follows, excluding non-recourse debt and interest:

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations:
Long-term debt:
Senior credit facility	$3,500	$3,500	$3,500	$181,250	$164,500	$—	$356,250
Other	500	38	41	45	49	318	991
Senior subordinated notes	—	—	—	—	—	200,000	200,000
Other contractual obligations:
Operating leases	53,933	49,606	40,839	31,264	23,569	93,608	292,819
Capital leases	44	100	—	—	—	—	144
Unconditional purchase obligations(1)	133,830	10,801	2,599	2,357	2,238	1,654	153,479

Total contractual cash obligations	$191,807	$64,045	$46,979	$214,916	$190,356	$295,580	$1,003,683

	Amount of Commitment Expiration Per Period
	2005	2006	2007	2008	2009	Thereafter	Total
Other commitments:
Guarantees(2):
Facilities guarantees on behalf of SureBeam	$1,089	$1,114	$1,141	$1,168	$1,196	$11,912	$17,620
Titan facilities subleased to SureBeam	766	737	748	759	771	64	3,845
Bank guarantee related to Hawaii Pride	378	397	423	450	480	3,268	5,396
Standby letters of credit	1,619	752	640	66	527	1,453	5,057

Total commitments	$3,852	$3,000	$2,952	$2,443	$2,974	$16,697	$31,918

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Subcontractor commitments related to customer contracts are included to the extent that we have received funding from the customer for the related tasks that the subcontractor is to perform. Amounts exclude liabilities accrued as of December 31, 2004 and reflected in our statement of operations.

(2)
The amounts in this table represent total potential contingent liabilities under the guarantees listed. As discussed in Note 5 to the consolidated financial statements "Asset Impairment Charges", the ultimate amount of net cash outlays will be contingent upon the amount of actual proceeds recovered by Titan from the liquidation of SureBeam assets, Titan's ability to mitigate its obligations under the facilities lease guarantees through subleases, and loan repayments from Hawaii Pride.

        In addition to the guarantees reflected in the table, Titan previously guaranteed performance on several customer contracts and a facility lease related to Cayenta Canada. The face value of the guarantees is approximately $14 million at December 31, 2004. See Note 7 to the consolidated financial statements. Titan has also guaranteed a long-term lease agreement entered into by Titan's Cayenta subsidiary on February 2000. The lease agreement requires future minimum lease payments of approximately $6.6 million over 7 years. See Note 11 to the consolidated financial statements.

Backlog

        Many of our contracts with the U.S. government are funded by the procuring agency from year to year, primarily based on its fiscal requirements. This results in two different categories of U.S. government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to the contract by the procuring government agency. Although funded backlog is appropriated by Congress, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential cancellation fees. "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, whether we are acting as a prime contractor or subcontractor, and the aggregate contract revenues expected to be earned on funding of new contracts awarded to us. Unfunded backlog includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. Unfunded backlog also includes our estimate of aggregate contract revenues expected to be earned under unfunded Indefinite Delivery/Indefinite Quantity contracts and multiple-award contracts. "Backlog" is the total of the government funded and unfunded backlog.

        As of December 31, 2004, our total backlog was $6.2 billion compared to $5.2 billion as of December 31, 2003. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects and the amount of funding of projects. In addition, cancellations or adjustments to contracts may occur. Backlog may be subject to large variations from period to period as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government. No assurance can be given as to when and if revenue will be realized on projects included within our backlog.

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

        Impairment charge related to SureBeam.    We estimated the impairment charges recorded in 2003 and 2004 related to the $25 million note receivable from SureBeam based upon assumptions we made regarding estimated proceeds we expect to recover from the liquidation of assets to be provided to us under the settlement agreement with the SureBeam bankruptcy trustee. We estimated these proceeds based upon discounted sales values we believed the SureBeam equipment and inventory, primarily electron beam systems and other related components, could be sold for to third parties. We based these discounted sales values on recent sales prices as well as preliminary indications of interest from third parties. Subsequent to taking possession of the collateral, we have updated our estimates of potential proceeds from asset sales and have not recorded an additional impairment. If sales are made at prices greater than originally estimated, gains will be recognized as the sales occur. We evaluated the obligations due under the guarantee and lease agreements by taking into consideration the estimated sublease income and cash flows anticipated from all sources. We estimated the net amounts owed under the facilities lease agreements and lease guarantees issued on behalf of SureBeam by taking into consideration the estimated sublease income based on current market lease property values. Related to the bank guarantee we issued on behalf of Hawaii Pride, we evaluated the estimated cash flow to be generated from the operations of Hawaii Pride to determine the estimated amount that may be required to be loaned to Hawaii Pride to enable it to make its debt payments. We did not take into consideration the potential proceeds resulting from a sale of the intellectual property of SureBeam.

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

        Benefit plans.    We provide for limited postretirement medical benefits for former employees of operations discontinued in prior years and our Chairman, President and Chief Executive Officer. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs, which are all assumptions our actuaries rely upon in preparing their estimates for us. Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these post-retirement benefit obligations. As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these post-retirement obligations.

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

        Revenue recognition.    We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as costs are incurred or as output measures are identified, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In the year ended December 31, 2004, approximately 15% of our total revenues were generated by fixed-price contracts, which are generally recognized using the percentage-of-completion method. The remaining 85% of our revenues in the year ended December 31, 2004 were generated by cost reimbursable contracts and time and materials contracts, for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer.

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

        Principles of consolidation.    Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management's evaluation of the level of our ability to retain and exercise control through decision-making ability and exercise significant influence, as well as our equity ownership interest. Management also considers whether its investments are variable interest entities in accordance with Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). In the event that our ability to obtain control and exercise significant influence changes materially from management's evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

        Litigation reserves.    Management evaluates its pending or threatened litigation, claims and assessments to determine whether to record a provision related to such items and the related disclosure in accordance with accounting principles generally accepted in the United States. For significant litigation matters, management obtains the opinion of counsel and to the extent that a loss is probable and estimable, the Company records a provision for such loss at the low end of the range of possible outcomes in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." For matters in which a loss is determined to be probable but not estimable, Titan provides disclosure of such matters in the notes to its consolidated financial statements. An example of a matter requiring a provision for loss and disclosure of the contingency is the Company's disclosed dispute with a subcontractor related to the project in Benin, Africa, for which the Company has provided a loss reserve for $10.3 million, as disclosed in Note 7 to the consolidated financial statements. Examples of matters that do not require a provision for loss but do require disclosure of the contingency are the numerous class-action lawsuits filed against the Company, as disclosed in Note 11 to the consolidated financial statements.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With Limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first interim or annual reporting period that begins after June 15, 2005. Titan plans to adopt the provisions of SFAS 123R prospectively during the third quarter of 2005. We are currently evaluating the effect of adopting this pronouncement and the ultimate impact of adopting SFAS 123R is not yet known.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Titan adopted SFAS No. 150 effective July 1, 2003, and the adoption did not have a material impact on our consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively. The adoption of SFAS No. 149 had no effect on our consolidated financial condition or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIEs) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIEs entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial condition or results of operations. In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have a material impact on our consolidated financial condition or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (Interpretation). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on Titan's financial statements. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

        In November 2002, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on our consolidated financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Titan did not initiate any activities in 2003 or 2004 that would be included within the scope of this standard.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which was effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinded SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with SFAS 145 and APB 30, the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt in 2003. The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations. Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations. See Note 10 to our consolidated financial statements for further discussion of the charges.

Forward Looking Information; Certain Cautionary Statements; "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

        Some of the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and otherwise contained in this annual report that are not historical facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to future events or our future financial and/or operating performance and can be generally identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "possible," "continue" or "opportunity," the negative of these words or words of similar import. Similarly, statements that describe our reserves or provisions, our estimates, and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business and so are subject to risks and uncertainties, including those risks and uncertainties identified below, that could cause our actual results to differ materially from those anticipated as of the date of this annual report. The risks and uncertainties also include, without limitation, risks discussed in other reports filed by us with the SEC. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this annual report.

Risks Relating to Our Business

        Factors that may affect the accuracy of the forward looking information include the following:

We are obligated to comply with our plea agreement and consent to entry of judgment and our failure to comply could expose us to further liability.

        We recently settled the DoJ and SEC FCPA investigations and a related Internal Revenue Service investigation against us by pleading guilty to three felony counts consisting of violations of the anti-bribery and books and records provisions of the FCPA, aiding and assisting in the preparation of a false tax return, and by entering into a consent to entry of a final judgment with the SEC. A federal judge imposed a $13 million fine and a three-year term of supervised probation. We agreed to make payments to the SEC of $15.5 million consisting of disgorgement of profits and prejudgment interest. As part of these agreements, we agreed to implement a best-practices compliance program designed to detect and deter future violations of the FCPA and we agreed, within 30 days, to retain an independent consultant to review our policies and procedures with respect to FCPA compliance and to adopt the consultant's recommendations. If we fail to comply with our sentence or the consent to entry of a final judgment, we could be subject to additional criminal and civil fines or penalties and limitations on our ability to enter into or perform under U.S. government contracts.

        Further, as a result of our plea agreement, we are currently unable to obtain new export licenses. We have been working with the U.S. Department of State to obtain relief from this automatic statutory provision. In addition, our privilege to export products or services under existing export licenses may also be suspended. If we were to be prevented from obtaining new licenses and/or exporting products or services under existing licenses for a significant period of time, we could breach our obligations under certain contracts and could suffer adverse consequences, including termination of contracts and/or claims for damages. We do not know when, or if, we will be able to obtain relief from the automatic suspension or for any further export license suspensions. Certain of our revenues are generated by contracts with international customers which require export licenses. All revenues requiring export licenses are included in the total international revenues for 2004, which were $27 million.

We depend on government contracts for most of our revenues and the loss of government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows and our ability to fund our growth.

        Virtually all of our revenue is from the sale of services and products to the U.S. government. Our U.S. government contracts are only funded on an annual basis, and the U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget or decline to exercise option periods, any of which could reduce our revenues and cash flows from U.S. government contracts. Our revenues and cash flow from U.S. government contracts could also be reduced by declines in U.S. defense, homeland security and other federal agency budgets. As noted, related to the FCPA settlement, Titan and the Navy entered into an administrative settlement that will allow Titan to continue to receive U.S. government contracts. The agreement in relevant part provides for Navy monitoring of Titan compliance activities for three years.

        During the fiscal year ended December 31, 2004, $247.2 million of our revenue, or approximately 12.1% of our total revenues for this period, was from our linguist contract with the U.S. Army. During the third quarter of 2004, the U.S. Army extended our linguist contract for an initial period of six months through March 31, 2005, with two three-month options. In the first quarter of 2005, the U.S. Army exercised both options. Prior to the option exercises, and also in the first quarter of 2005, the U.S. Army also issued a cure letter to us. In response to this letter, we agreed upon a new schedule of services that requires us to accelerate the hiring of linguists. As of the date of this filing, we are meeting this requirement. During this period, we expect the U.S Army to issue a new competitive procurement strategy for future linguist services, on which we intend to bid. The U.S. Army may decide to procure linguist services from multiple sources instead of under a sole source contract, which would increase competition. We cannot be certain that we will be able to win the re-compete for this business. Approximately 85% of our total revenues in the 2004 fiscal year was for products and services under contracts with various parts of the Department of Defense or with prime contractors to the Department of Defense, including the linguist contract with the U.S. Army and our contract with the U.S. Special Operations Command, which represented approximately 3.6% of our total revenue during this period. Although these various parts of the Department of Defense are subject to common budgetary pressures and other factors, our various customers exercise independent purchasing decisions. Because of such concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our Department of Defense contracts and subcontracts are simultaneously delayed or canceled for budgetary performance or other reasons.

        In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

  •
  curtailment of the U.S. government's use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

  •
  developments in Iraq, Afghanistan or other geopolitical developments that affect demand for products and services;

  •
  our ability to hire and retain personnel to meet increasing demand for our services including our ability to meet demands for linguist services; and

  •
  technological developments that impact purchasing decisions or our competitive position.

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

        Our government contracts are subject to cost audits by the government. These audits may occur several years after the period to which the audits relate. If a cost audit were to identify significant unallowable costs, otherwise deemed allowable by us, we could have a material charge to our earnings or reduction in our cash position as a result of an audit, including an audit of one of the companies we have acquired. Some of our acquired companies did not historically impose internal controls as rigorous as those we impose on the government contracts we perform, which may increase the likelihood that an audit of their government contracts could cause a charge to our earnings or reduction in our cash position.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

        Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. During the fiscal year ended December 31, 2004, approximately 17% of our revenues were derived from fixed-price contracts for both defense and non-defense related contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

If Titan is not able to retain its contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.

        Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of our significant contracts or nonrenewal of several of our significant contracts could result in significant revenue reductions. For example, our linguist contract with the U.S. Army has been extended into September 2005. The U.S. Army's competitive procurement process was subject to a protest that resulted in the government canceling the bidding process and extending the short-term sole source contract to us. We do not know what procurement strategy the government will adopt. The U.S. Army may decide to procure linguist services from multiple sources instead of from a single source. We do not know whether we will be successful in our efforts to retain this contract or a portion of this contract.

Titan may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact our revenues, operating expenses and profitability.

        Our defense and commercial businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how our customers and Titan do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government. Among the most significant regulations are the following:

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

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses.

        We cannot guarantee that we will be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, including the clearances required for work on intelligence-related contracts, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses. We currently have a large number of open positions and are engaging in intensive recruiting activities. The competition for these resources may drive up the compensation we pay to attract and retained qualified personnel. Our failure to hire and retain adequate numbers of required personnel may adversely affect our ability to perform under our existing contracts or to win new contracts.

        Under our linguist contract, we continue to face the challenge of recruiting qualified linguists to meet the demands of the U.S. Army for services on a worldwide basis, particularly in Iraq and Afghanistan. The ongoing insurgency in Iraq and the language requirements increases the risk that we will not fully meet ongoing demands. Our failure to meet U.S. Army demand may adversely affect our ability to retain our contract and to win any competitive rebid.

Titan competes primarily for government contracts against many companies that are larger, better financed and better known than Titan. If Titan is unable to compete effectively, our business and prospects will be adversely affected.

        Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than Titan can. In order to remain competitive, Titan must invest to keep our products and services capabilities technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

We are subject to class action lawsuits that could result in material liabilities to us or cause us to incur material costs.

        As a result of the government investigation against us for violations of the FCPA, shareholder class action lawsuits have been brought against us in federal and state court and shareholder derivative lawsuits have been filed against our board of directors and certain of our officers. These lawsuits allege, among other things, that we failed to account properly for allegedly improper payments involving international consultants in connection with our international operations in violation of the FCPA, which is alleged to have artificially inflated our revenue and earnings and that we failed properly to disclose the nature of these payments in certain of our periodic reports. The derivative lawsuits allege, among other things, that our directors and officers breached their fiduciary duties by failing to monitor or supervise management in a way that would have either prevented or detected the alleged FCPA violations. In addition, one of the cases alleges that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to work performed by foreign nationals and the loss of contracts with the government. We are also named as a defendant in a class action lawsuit alleging that we either participated in, approved or condoned the mistreatment of prisoners in Abu Ghraib prison in Iraq and other named prison facilities in violation of California state and international law. Further, we or some of our directors and officers are also named in class action securities litigation, bankruptcy court and other litigation relating to our former subsidiary, SureBeam Corporation, which filed for bankruptcy and is being liquidated. The class action litigation pending against us or against some or all of our directors or officers may take years to resolve and cause us to incur substantial litigation expenses. The outcomes of these cases is uncertain and could have a material adverse effect on our financial position, results of operations or cash flows and prospects.

        While we expect the cost of our defense of some of the pending litigation, including costs of defense for directors or officers, and our potential liability to be covered under insurance we maintain, our insurance coverage will not eliminate the risks associated with the pending litigation. We have a $5 million deductible for each claim, or series of related claims, under our director and officer liability insurance and we are subject to deductibles under other insurance policies that may cover certain claims. Each of our insurance policies also is subject to limitations on maximum coverage. Our insurance carriers may deny coverage or provide the costs of defense, subject to a reservation of the right to contest ultimate liability. We also may face liabilities that are not subject to insurance coverage, including punitive damages.

Titan has taken an impairment charge in connection with the assets we acquired from the SureBeam Corporation bankruptcy, and Titan may not be able to recover the estimated amounts from SureBeam's bankruptcy and Titan may be required to make net payments on lease and bank debt guarantees in excess of estimated amounts.

        As a result of SureBeam Corporation's voluntary filing on January 19, 2004 for liquidation under Chapter 7 of the United States Bankruptcy Code, Titan has recorded estimated pre-tax impairment charges of $15.8 million in 2003, related to credit that we had extended to SureBeam and our assessment of our ability to recover a portion of the indebtedness from assets of SureBeam we received under a settlement agreement with the bankruptcy trustee. In 2004, Titan recorded $14.4 million to accrue the estimate of the shortfall between the amount of SureBeam lease guarantees and the amount expected to be recovered by subleasing activities and for amounts to be incurred for facilities restoration costs. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of these assets, and our ability to mitigate our obligations under the facilities lease guarantees, through subleases, and loan repayments from Hawaii Pride.

Realization of components of the net deferred tax assets is dependent upon our generating sufficient taxable income prior to expiration of tax loss and tax credit carryforwards.

        The federal net operating losses at December 31, 2004, to be carried forward to 2005 are approximately $274 million, which carryforwards will expire in periods from 2010 through 2024. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be fully realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully utilize the net operating loss carryforwards prior to the expiration dates, taxable income of $274 million needs to be generated. Also, under Federal tax law, certain potential changes in ownership of Titan may limit annual future utilization of these carryforwards.

        If a significant amount of the net operating loss carryforwards are not realized, or we determine a significant amount will not be realized before they expire, we will incur substantial losses. If the net operating loss carryforwards expire before they can be used, we will not realize the cash benefit of the prior operating losses.

Our senior credit facility and our 8% senior subordinated notes contain restrictive covenants that may limit our ability to expand or pursue our business strategy, including the pay down of certain indebtedness.

        Our senior credit facility and our 8% senior subordinated notes limit, and in some circumstances prohibit, our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets, effect a consolidation or merger and engage in other activities.

        We are required under the senior credit facility to maintain compliance with certain financial ratios. We may not be able to maintain these ratios. Covenants in the senior credit facility and our 8% senior subordinated notes may impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the senior credit facility and our 8% senior subordinated notes may be affected by our operating and financial performance, changes in business conditions or results of operations, or other events beyond our control. In addition, if we do not comply with these covenants, the lenders under the senior credit facility and our 8% senior subordinated notes may accelerate our debt repayment under the senior credit facility and our 8% senior subordinated notes. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our senior credit facility, excluding our foreign affiliates. If the indebtedness under the senior credit facility or our 8% senior subordinated notes is accelerated, we cannot assure that our assets will be sufficient to repay all outstanding indebtedness in full.

Our acquisitions may increase costs, liabilities, or create disruptions in our business.

        Since 1998, we have pursued a strategy of acquiring other government contractors in the information technology sector, although we have not completed any significant acquisitions in the last twelve months. We may pursue acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

Our product revenues could be less than expected if we are not able to deliver components of systems or products as scheduled due to disruptions in our supply of products and components or services.

        Because our internal manufacturing capacity is limited, we use contract manufacturers. While we use care in selecting our manufacturers, this arrangement gives us less control over the reliability of supply, quality and price of products or components than if we manufactured them ourself. In some cases, we obtain products from a sole supplier or a limited group of suppliers. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors. Any material supply disruptions could adversely affect our ability to perform our obligations under our product contracts and could result in cancellation of contracts or purchase orders, delays in realizing revenues, and payment delays as well as adversely affect our ongoing product cost structure.

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

        We assess the strength of our patent and intellectual property protection for our technologies and products. Despite our assessments and our belief in the strength of our patent protection for particular technologies or products, our patents may not provide effective barriers to entry against competitors in the markets targeted by particular technologies and products because our competitors may develop competing technologies and products that do not infringe upon our patents. Titan also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. We are not certain that our pending patent applications will be issued.

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

        To date we have not been notified that our technologies infringe the proprietary rights of any third parties, but third parties may, in the future, claim that our current or future technologies infringe upon their proprietary rights. In addition, third parties have challenged and may continue to challenge the validity or enforceability of our proprietary rights. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause delays in our development of technologies and products, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all. As a result, any such claim could harm our business and prospects.

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of our common stock.

        Our revenues are affected by factors such as the unpredictability of sales and contracts awards due to the long procurement process for most of our products and services, the potential fluctuation of defense, intelligence and civil agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions. Our contract type/product mix and unit volume, our ability to keep expenses within budgets, and our pricing affect our gross margins. These factors and other risk factors described herein may adversely affect our results of operations within a period and cause our financial results to fluctuate significantly on a quarterly or annual basis. Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly.

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, could discourage, delay or prevent a change of control that our stockholders may favor.

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

        In addition to the provisions described above, in 1995 our board of directors adopted a poison pill stockholder rights plan, which may further discourage a third party from making a proposal to acquire Titan which Titan has not solicited or does not approve, even if the acquisition would be beneficial to our stockholders. As a result, our stockholders who wish to participate in such a transaction may not have an opportunity to do so. Under our rights plan, preferred share purchase rights, which are attached to our common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of our common stock by any person or group. If triggered, these rights would entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of our common stock having a market value of two times the exercise price. In addition, if a company acquires Titan in a merger or other business combination not approved by the board of directors, these rights will entitle our stockholders other than the acquiror to purchase, for the exercise price, shares of the common stock of the acquiring company having a market value of two times the exercise price.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments. As of December 31, 2004, we did not hold any material amounts of marketable securities. The amount of marketable securities we hold fluctuates based upon our cash needs, including the use of our available cash resources to fund acquisitions. As a policy matter, we invest cash in excess of our cash needs for limited periods in cash equivalents and available-for-sale investments.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For terms relating to our long-term debt, see Note 10 to the consolidated financial statements.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Assets: None
Liabilities:
Long-term debt including debt due within one year:
Fixed rate	$500	$38	$41	$45	$49	$200,318	$200,991	$200,991
Average interest rate	8.95%	8.58%	8.58%	8.58%	8.58%	8.00%	8.00%	8.00%
Variable rate(1)	$3,500	$3,500	$3,500	$181,250	$164,500	$—	$356,250	$356,250
Average interest rate	5.04%	5.04%	5.04%	5.04%	5.04%	—	5.04%	5.04%

(1)
Maturities assume extension of the revolving portion of Titan's senior credit agreement to the end of the term loan maturities. See Note 10 to the consolidated financial statements for detailed information on the terms of this agreement.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Titan Corporation:

We have audited the accompanying consolidated balance sheets of The Titan Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Titan Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" on January 1, 2002 and, accordingly, has changed its method of accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Titan Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 16, 2005

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$2,046,525	$1,756,206	$1,369,729

Costs and expenses:
Cost of revenues	1,729,963	1,464,709	1,113,273
Selling, general and administrative	155,082	153,609	172,157
Research and development	15,106	10,422	7,756
Exit and restructuring charges and other (Note 6)	—	—	53,317
Merger investigation and settlement costs	59,932	5,247	—
Asset impairment charges (Note 5)	15,495	15,757	—

Total costs and expenses	1,975,578	1,649,744	1,346,503

Operating profit	70,947	106,462	23,226
Interest expense	(37,684)	(34,489)	(32,553)
Interest income	758	2,326	1,708
Debt extinguishment costs	—	(12,423)	(9,435)
Loss on investments	(3,867)	(6,154)	—
Net gain on sale of assets	563	—	—

Income (loss) from continuing operations before income taxes, and cumulative effect of change in accounting principle	30,717	55,722	(17,054)
Income tax provision (benefit)	16,953	23,813	(5,603)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	13,764	31,909	(11,451)
Loss from discontinued operations, net of tax benefit of ($19,395), ($17,069), and ($110,127) (Note 7)	(52,161)	(2,812)	(219,899)

Income (loss) before cumulative effect of change in accounting principle	(38,397)	29,097	(231,350)
Cumulative effect of change in accounting principle, net of tax benefit (Notes 3 and 7)	—	—	(40,111)

Net income (loss)	(38,397)	29,097	(271,461)
Dividend requirements on preferred stock	(190)	(688)	(689)

Net income (loss) applicable to common stock	$(38,587)	$28,409	$(272,150)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.16	$0.39	$(0.16)
Loss from discontinued operations, net of taxes	(0.62)	(0.03)	(2.89)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.53)

Net income (loss)	$(0.46)	$0.36	$(3.58)

Weighted average shares	83,902	79,957	75,988

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.16	$0.37	$(0.16)
Loss from discontinued operations, net of taxes	(0.60)	(0.03)	(2.89)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.53)

Net income (loss)	$(0.44)	$0.34	$(3.58)

Weighted average shares	86,962	83,398	75,988

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$16,672	$26,974
Accounts receivable—net	515,386	381,265
Inventories	21,336	21,430
Prepaid expenses and other	29,039	23,702
Deferred income taxes	95,390	91,272
Current assets of discontinued operations (Note 7)	1,665	37,477

Total current assets	679,488	582,120
Property and equipment—net	57,542	52,508
Goodwill	464,469	462,909
Intangible assets—net	19,819	29,949
Other assets—net	41,599	36,176
Deferred income taxes	68,380	62,781
Non-current assets of discontinued operations (Note 7)	26,469	64,192

Total assets	$1,357,766	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	116,032	90,086
Current portion of long-term debt	500	863
Accrued compensation and benefits	98,368	81,332
Other accrued liabilities	115,168	93,129
Current liabilities of discontinued operations (Note 7)	20,995	22,681

Total current liabilities	354,563	291,591

Long-term portion of amounts outstanding under line of credit	352,750	341,250

Senior subordinated notes	200,000	200,000

Other long-term debt	491	988

Other non-current liabilities	68,564	50,352

Non-current liabilities of discontinued operations (Note 7)	33,318	35,045

Commitments and contingencies (Notes 4, 5, 6 and 11)
Stockholders' Equity:
Preferred stock: $1 par value, authorized 5,000,000 shares:
Cumulative convertible, $13,700 liquidation preference, designated 1,068,102 shares: None and 686,829 shares issued and outstanding	—	687
Series A junior participating, designated 1,000,000 authorized shares: None issued
Common stock: $.01 par value, authorized 200,000,000 shares: 84,779,939 and 82,182,250 shares issued and outstanding	848	822
Capital in excess of par value	684,934	670,733
Deferred compensation	(53)	(1,584)
Accumulated deficit	(336,618)	(298,221)
Accumulated other comprehensive loss	—	(215)
Treasury stock (278,652 and 265,124 shares), at cost	(1,031)	(813)

Total stockholders' equity	348,080	371,409

Total liabilities and stockholders' equity	$1,357,766	$1,290,635

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$13,764	$31,909	$(11,451)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations, net of effects of businesses acquired and sold:
Debt extinguishment costs	—	12,423	9,435
Loss on investments	3,867	6,154	—
Depreciation and amortization	15,916	19,222	19,895
Write-offs due to asset impairments	15,495	15,757	—
Deferred income taxes and other	25,484	26,240	20,295
Deferred compensation charges	1,531	7,207	27,835
Changes in operating assets and liabilities, net of effects of businesses acquired and sold:
Accounts receivable	(137,480)	(74,768)	59,156
Inventories	1,075	3,026	(4,727)
Prepaid expenses and other assets	(10,925)	(9,206)	(7,173)
Accounts payable	26,114	5,462	9,676
Accrued compensation and benefits	18,422	21,209	(4,812)
Accrual for settlement charge	25,500	3,000	—
Other liabilities	6,492	13,733	41,744

Net cash provided by continuing operations	5,255	81,368	159,873

Loss from discontinued operations	(52,161)	(2,812)	(219,899)
Holdback payment related to prior year acquisition (Note 8)	—	(2,000)	—
Proceeds from divesture of businesses (Note 7)	6,623	2,700	—
Deferred compensation charge attributable to discontinued operations	—	—	7,780
Issuance of stock in subsidiaries	—	—	172
Minority interest attributable to discontinued operations	—	—	(130)
Changes in net assets and liabilities of discontinued operations	39,542	(4,754)	70,535

Net cash used for discontinued operations	(5,996)	(6,866)	(141,542)

Net cash provided by (used for) operating activities	(741)	74,502	18,331

Cash Flows from Investing Activities:
Capital expenditures	(22,591)	(13,799)	(23,305)
Acquisition of businesses, net of cash acquired	(3,460)	(14,089)	27,409
Capitalized software development costs	—	—	(1,532)
Proceeds from sales of investments and net assets	2,880	—	6,917
Advances to SureBeam on line of credit	—	—	(25,000)
Other investments	(1,243)	(1,615)	(6,789)
Other	2,685	457	7,588

Net cash used for investing activities	(21,729)	(29,046)	(14,712)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES	—	(250,000)	—
Issuance of senior subordinated notes	—	200,000	—
Other debt reductions	(860)	(4,541)	(4,647)
Other debt additions	11,500	—	18,250
Preferred stock redemption	(12,518)	—	—
Deferred debt issuance costs	(500)	(8,924)	(8,908)
Debt extinguishment costs	—	(4,352)	—
Proceeds from stock issuances	14,619	15,491	8,566
Issuance of stock by subsidiaries	—	—	19
Dividends paid	(190)	(688)	(689)
Decrease (increase) in restricted cash	—	394	(394)
Other	(98)	98	(54)

Net cash provided by (used for) financing activities	11,953	(52,522)	12,143

Effect of exchange rate changes on cash	215	(83)	(260)

Net increase (decrease) in cash and cash equivalents	(10,302)	(7,149)	15,502
Cash and cash equivalents at beginning of year	26,974	34,123	18,621

Cash and cash equivalents at end of year	$16,672	$26,974	$34,123

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Deferred Compen- sation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2001	$690	$701	$586,802	$(34,519)	$(55,857)	$128	$(987)	$496,958
Spin-off of SureBeam			(124,722)	19,318				(105,404)
Stock issued for acquisitions		68	137,431				312	137,811
Exercise of stock options and other		10	8,556					8,566
Shares contributed to employee benefit plans		4	7,519				6	7,529
Conversion of preferred stock	(2)		2					—
Deferred compensation, related to the issuance of stock options			29,834	(29,834)				—
Write-off of deferred compensation related to discontinued operations			(629)	629				—
Amortization of deferred compensation				35,615				35,615
Income tax benefit from employee stock transactions			3,648					3,648
Dividends on preferred stock—Cumulative Convertible, $1.00 per share			(689)					(689)
Foreign currency translation adjustment						(260)		(260)
Net loss					(271,461)			(271,461)

Balances at December 31, 2002	688	783	647,752	(8,791)	(327,318)	(132)	(669)	312,313
Exercise of stock options and other		27	15,608				(144)	15,491
Issuance of stock for acquisition (Note 4)		3	3,256					3,259
Return of shares related to acquisition (Note 8)			(2,000)					(2,000)
Amortization of deferred compensation				7,207				7,207
Shares contributed to employee benefit plans		9	6,518					6,527
Foreign currency translation adjustment						(83)		(83)
Conversion of preferred stock	(1)		1					—
Income tax benefit from employee stock transactions			286					286
Dividends on preferred stock—Cumulative Convertible, $1.00 per share			(688)					(688)
Net income					29,097			29,097

Balances at December 31, 2003	687	822	670,733	(1,584)	(298,221)	(215)	(813)	371,409
Exercise of stock options and other		23	14,814				(218)	14,619
Shares contributed to employee benefit plans		3	2,715					2,718
Redemption of preferred stock	(626)		(11,892)					(12,518)
Conversion of preferred stock	(61)		61					—
Amortization of deferred compensation				1,531				1,531
Foreign currency translation adjustment						215		215
Income tax benefit from employee stock transactions			8,693					8,693
Dividends on preferred stock—Cumulative Convertible, $1.00 per share			(190)					(190)
Net loss					(38,397)			(38,397)

Balances at December 31, 2004	$—	$848	$684,934	$(53)	$(336,618)	$—	$(1,031)	$348,080

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, or as otherwise noted)

Note 1. Nature of Operations

        The Titan Corporation (Titan) is a leading provider of comprehensive information and communications systems solutions and services to the Department of Defense, the Department of Homeland Security, and intelligence and other key government agencies. These systems, solutions, and services include research and development, design, assembly, installation, integration, test and evaluation, deployment, logistics and operations support, maintenance, and training. Systems and products Titan provides to military and government agencies include transformational weapons systems, sophisticated satellite communications systems, antennas/telemetry systems, tactical radios, signals intelligence systems, encryption devices, classified systems, and complex computer-based information systems for information processing, information fusion, dissemination, and data mining.

        Titan's services include system procurement selection and acquisition management services, program management, systems engineering and integration for mission-critical defense platforms and communications systems, enterprise information technology network design, integration, deployment, and operations support, translation and interpreter services, military and first responder training and situational exercises and evaluation, and test, modeling, and continuity of operations analysis for blast, nuclear, electro-magnetic, and chemical/biological threats.

        Titan applies its core capabilities to provide technology, products, and services with a focus in four often overlapping and synergetic market areas: C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance), Transformational Military Programs, Government Enterprise Information Technology, and the War on Terrorism/Homeland Security.

        Prior to the discontinuance of certain operations in 2002, Titan grouped its businesses into five business segments—Titan Systems, Titan Wireless, Software Systems (including Cayenta), Titan Technologies and SureBeam. Titan is no longer reporting its results of operations by these segments; however, reference may be made to these segments in discussions of historical information (see Note 8). In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," substantially all of Titan's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

Note 2. Merger, Investigation and Settlement Costs

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the Securities and Exchange Commission (SEC) and Department of Justice (DoJ) investigations under the Foreign Corrupt Practices Act (FCPA) (see Note 11).

        In the year ended December 31, 2004, Titan incurred approximately $59.9 million in settlement provision, legal, investment banking, accounting, printing and other professional fees and costs related to the government investigations and the terminated merger with Lockheed Martin, which are reflected in merger, investigation and settlement costs in the accompanying consolidated statements of operations. The merger-related costs include the costs of an exchange offer and consent solicitation for Titan's senior subordinated notes and administrative costs associated with the redemption of Titan's preferred stock (see Note 12), both of which were conditions to close the proposed merger. The investigation-related costs which approximated $25.3 million in the year ended December 31, 2004, include the costs associated with the comprehensive internal review conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the DoJ and the investigation by the SEC. Refer to Note 10 for a discussion of the impact of the terminated merger on Titan's outstanding debt.

        In the year ended December 31, 2004, Titan recorded an additional provision of $25.5 million for its revised estimate of anticipated settlement costs related to the government FCPA investigations. Titan had previously recorded $3.0 million as of December 31, 2003, for resolution of this matter. Titan's $28.5 million provision does not include investigation related legal costs being incurred to reach resolution of the FCPA matter, as those costs are expensed as incurred each period. On March 1, 2005, in connection with the FCPA settlement, Titan made total payments of $28.5 million, the same figure it reserved for this purpose.

Note 3. Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of Titan and its subsidiaries. All significant intercompany transactions and balances have been eliminated. From time to time, Titan makes investments in joint ventures which may involve international locations and operations. Management evaluates its investment in each joint venture on an individual basis for purposes of determining whether or not consolidation is appropriate. Titan also considers whether its investments are variable interest entities in accordance with Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). Investments in such ventures are generally consolidated in instances where Titan retains control through decision-making ability and generally a greater than 50% ownership interest. In the absence of such factors, Titan generally accounts for these investments under the cost or equity method, depending upon management's evaluation of Titan's ability to exercise significant influence or control.

        Reclassifications.    Certain reclassifications have been made to prior year presentations to conform to the 2004 presentation.

        Stock-Based Compensation.    Titan has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, Titan accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (APB) No. 25. Titan also follows the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123.

        As allowed by SFAS No. 123, Titan has elected to continue to apply the intrinsic value method of accounting for stock options and has adopted the disclosure only provisions of the fair value method contained in SFAS No. 123. Compensation cost, if any, is measured as the excess of the quoted market price of Titan stock on the date of grant over the exercise price of the grant. Had compensation cost for Titan stock-based compensation plans been determined based on the fair value method at the grant dates for awards under those plans, Titan's results of operations would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss), as reported	$(38,397)	$29,097	$(271,461)
Add: Total stock-based employee compensation expense in reported net income (loss), net of related tax effects	965	4,324	5,759
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(8,169)	(8,812)	(11,334)

Net income (loss), pro forma	$(45,601)	$24,609	$(277,036)

Earnings per share:
Basic as reported	$(0.46)	$0.36	$(3.58)
Basic pro forma	$(0.55)	$0.30	$(3.66)
Diluted as reported	$(0.44)	$0.34	$(3.58)
Diluted pro forma	$(0.53)	$0.29	$(3.66)

        Stock-based compensation expense included in income (loss) as reported results primarily from deferred compensation amortization (see Note 13).

        Minority Interest in Subsidiaries.    Minority interest in subsidiaries consists primarily of equity securities issued in 2000 by Titan's subsidiary, Cayenta, Inc., which was the operations of the Software Systems business, which primarily included certain components which were discontinued in March 2002. Titan owned substantially all of the voting equity of Cayenta both before and after the transaction. Titan records minority interest to reflect the portion of the earnings or losses of majority-owned operations which are applicable to the minority interest partners. The minority interest percentages of Cayenta were approximately, 23% as of December 31, 2002 and 23% as of December 31, 2003. The minority interest portion of Cayenta's losses from the discontinued components are reflected in the loss from discontinued operations. In addition, the minority interest portion of the continuing components of Cayenta are reflected in continuing operations.

        Financial Instruments.    The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit and other long-term debt approximate the carrying amounts due to their short maturities or variable interests. The estimated fair value of Titan's senior subordinated notes at December 31, 2004, approximate $214 million compared with the carrying value of $200 million.

        Foreign Currency Translation.    The financial statements of certain of Titan's foreign subsidiaries are measured using the local functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income within stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

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

        Revenue Recognition.    A majority of Titan's revenue is derived from products manufactured and services performed under cost-reimbursable, time-and-materials, and fixed-price contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expense. Titan's contracts with government customers may use various cost-type contracts. They include cost-plus fixed fee, cost-plus award fee, cost-plus incentive fee with incentives based upon both cost and/or performance, and cost sharing contracts. Under fixed-price contracts, revenues are generally recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. Estimated contract losses are fully charged to operations when identified. Billings in excess of costs incurred are recorded as reductions in accounts receivable in the accompanying consolidated balance sheet. For award and incentive fee type contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer.

        As most of Titan's revenue recognition practices are in accordance with SOP 81-1 and AICPA Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2), the adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in 2000 had no material impact on the consolidated financial statements.

        Deferred Revenues.    Included in other accrued liabilities are deferred revenues which consist principally of customer deposits whereby Titan receives payment in advance of performing the service.

        Cash Equivalents.    All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Unbilled Accounts Receivable.    Unbilled accounts receivable are included in accounts receivable and include work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Generally, unbilled accounts receivable are expected to be billed and collected within one year. Payments to Titan for performance on certain U.S. government contracts are subject to audit by the Defense Contract Audit Agency. Revenues have been recorded at amounts expected to be realized upon final settlement. See Note 8 to the consolidated financial statements.

        Concentration of Risk.    Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $2.0 billion in 2004, $1.7 billion in 2003, and $1.3 billion in 2002. With the exception of Titan's linguist contract with the U.S.

Army's Intelligence and Security Command and the contract to provide enterprise information technology support for the U.S. Special Operations Command which contributed 12.1% and 3.6% of total revenues for 2004, respectively, and 7.6% and 3.5% of total revenues for 2003, respectively, no other single contract accounted for more than 3% of total revenue for 2004. Substantially all of Titan's operations are located in the United States. Export and foreign revenues amounted to approximately $27.0 million, $29.2 million and $18.7 million, in 2004, 2003 and 2002, respectively, related primarily to customers in Europe, the Middle East, Africa and Asia. Sales of approximately $12 million, or 43.7% of total foreign revenues, and approximately $10 million, or 36.2% of total foreign revenues, were related to contracts with government customers in the United Kingdom, in 2004 and 2003, respectively.

        A majority of Titan's total revenues are from U.S. government contracts. Any cancellations or modifications of its significant contracts or subcontracts, or failure by the U.S. government to exercise an option period relating to those contracts or subcontracts, could adversely affect Titan's financial condition and results of operations in the short- and long-term. A significant and continuing decline in U.S. defense and other federal agency budgets also may negatively impact its business. Although Titan bids for and is awarded long-term U.S. government contracts and subcontracts, the U.S. government only funds these contracts on an annual basis, and many of its contracts and subcontracts include option years. The U.S. government may cancel these contracts at any time without penalty or may change its requirements, programs or contract budget, and generally has the right not to exercise option periods. The U.S. Congress may decline to appropriate funds needed to complete the contracts awarded to Titan or the prime contractor. On Titan's subcontracts, Titan generally does not control the prime contractor's allocation of resources. Titan also depends upon the prime contractor to perform its obligations on the primary government contract. In addition to contract cancellations and declines in agency budgets, Titan's financial condition and results of operations may be adversely affected by:

  •
  budgetary constraints affecting U.S. government spending generally, and changes in fiscal policy or available funding;

  •
  curtailment of the U.S. government's use of technology services providers;

  •
  the adoption of new laws or regulations;

  •
  U.S. government facilities closures or agency realignments;

  •
  competition and consolidation in Titan's business areas; and

  •
  general economic conditions.

        These or other factors could cause government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts. Any of these actions could have a material adverse effect on Titan's business, financial condition and results of operations.

        Inventories.    Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) and weighted average methods, or market. Titan periodically evaluates on-hand stock and makes appropriate dispositions of any stock deemed excess or obsolete.

        Property and Equipment.    Property and equipment are stated at cost. Depreciation is provided using the straight-line method, with estimated useful lives of 5 to 30 years for buildings, 2 to 15 years for leasehold improvements, representing the lesser of the useful life of the improvement or the lease term, and 3 to 15 years for machinery and equipment and furniture and fixtures. In Titan's discontinued medical sterilization business, certain machinery and equipment is depreciated based on units of production.

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

        SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two step methodology. The initial step requires Titan to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

        Titan performs its annual testing for impairment of goodwill and other intangible assets in connection with the preparation of its annual financial statements. Based on testing performed as of December 31, 2004, there were no indicators of impairment.

Initial Adoption

        In connection with the initial adoption of this standard as of January 1, 2002, during the first quarter of 2002, Titan's independent valuation consultant, Bearing Point, completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, Titan completed step two of the test. Based on that analysis, a transitional impairment loss of $40.1 million, which was net of a $10.0 million tax benefit, was recognized in the first quarter of 2002 as the cumulative effect of an accounting change. The impairment charge resulted from a change in the criteria for the measurement of the impairment loss from an undiscounted cash flow method, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to an estimated fair value analysis as required by SFAS No. 142. The gross $50.1 million impairment charge recorded in the first quarter of 2002 was comprised of approximately $27.5 million in certain components of our Cayenta business, approximately $14.9 million in our AverCom business, which was previously reported in our Titan Technologies segment, both attributable to lower valuations and weakened outlook in commercial IT services, and approximately $7.7 million in our Titan Wireless business. The entire $50.1 million charge was related to discontinued businesses; approximately $42.4 million of this charge pertained to businesses that were discontinued by Titan on March 1, 2002 with the remaining charge of $7.7 million related to Titan's long distance telecommunications business that was discontinued in the third quarter of 2002.

        All other intangible assets were amortized on a straight-line basis from 1 to 10 years.

Impairment Subsequent to Initial Adoption

        In the second quarter of 2004, approximately $17.3 million of goodwill and purchased intangibles was impaired in connection with Titan's board of directors' decision to divest Datron World Communications (Datron World). The measurement of the impairment was based upon indications of fair value determined by offers from potential buyers.

        As a result of Titan's board of directors' decision in July 2002 to exit its long distance telecommunications business, and the deterioration in pricing and valuations in the telecommunications industry, Titan recorded an additional impairment charge in 2002 of $74.8 million of goodwill in its international telecommunications business, Titan Wireless, based upon indications of fair value as determined by recent sales offers from potential buyers.

        In connection with Titan's board of directors' decision in the third quarter of 2002 to divest its LinCom Wireless business, Titan recorded a $2.7 million impairment of goodwill in the third quarter of 2002 based upon indications of fair value as determined by offers from potential buyers. In October 2002, Titan shut down the operations of LinCom Wireless.

        In addition, approximately $19.4 million of additional goodwill was determined to be impaired in 2002 related to previously discontinued components of Cayenta, AverCom and other commercial information technology businesses, which impairment was recorded based upon estimates of fair value.

        All impairment charges recognized subsequent to our initial adoption of SFAS No. 142 have been reported in the loss from discontinued operations, as all impairments were incurred in businesses held for sale or disposed of during both 2004 and 2002 (see Note 7).

        Impairment of Investments in Non-marketable Securities.    Periodically, Titan reviews for possible impairments its non-marketable securities, which include its investments in emerging businesses, which are accounted for under the cost method. Whenever events or changes in circumstances indicate that the carrying amount of an asset is other than temporarily impaired, asset values are adjusted accordingly based on a write down of cost to estimated fair value. In evaluating whether a loss in the carrying value of an investment is other than temporary, Titan evaluates the financial condition and near-term prospects of the investee and the region and industry of the investee, including any specific events which may influence the operations of the investee such as changes in technology, and its overall investment intent. Titan will generally deem an impairment to be other than temporary if its cost basis has exceeded its fair value for a period of six to nine months. If a loss in the carrying value of an investment is deemed to be other than temporary, Titan recognizes such loss based on a write down of cost to realizable value. During 2004, Titan recorded impairments on investments totaling approximately $3.9 million, which was principally comprised of a write-off of its investment in Etenna Corporation.

        Impairment of Long-Lived Assets.    SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Titan adopted SFAS No. 144 on January 1, 2002. Refer to Note 7 for discussion of operations discontinued since Titan's adoption of SFAS No. 144.

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

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Income Taxes.    Titan accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

        Per Share Information.    Titan computes earnings per share based on the provisions of SFAS No. 128, "Earnings Per Share."

        The following data summarize information relating to the per share computations for continuing operations before extraordinary loss and cumulative effect of change in accounting principle:

	For the Year Ended December 31, 2004
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Income from continuing operations	13,764
Less preferred stock dividends	(190)

Basic EPS:
Income from continuing operations available to common stockholders	13,574	83,902	0.16
Effect of dilutive securities: Stock options and warrants	—	3,060	—

Diluted EPS:
Income from continuing operations available to common stockholders	13,574	86,962	0.16

	For the Year Ended December 31, 2003
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Income from continuing operations	31,909
Less preferred stock dividends	(688)

Basic EPS:
Income from continuing operations available to common stockholders	31,221	79,957	0.39
Effect of dilutive securities:
Stock options and warrants	—	3,441	(0.02)

Diluted EPS:
Income from continuing operations available to common stockholders	31,221	83,398	0.37

	For the Year Ended December 31, 2002
	Income (Loss) (Numerator)	Shares (000's) (Denominator)	Per-Share Amounts
Loss from continuing operations	(11,451)
Less preferred stock dividends	(689)

Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	(12,140)	75,988	(0.16)

        In the year ended December 31, 2004, options and warrants to purchase approximately 1,026,800 shares of common stock at prices ranging from $17.05 to $29.74 per share were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        In the year ended December 31, 2003, options and warrants to purchase approximately 2,531,700 shares of common stock at prices ranging from $13.85 to $29.74 per share were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        In the year ended December 31, 2002, options to purchase approximately 3,357,700 shares of common stock at exercise prices ranging from $1.04 to $13.09 per share were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the loss from continuing operations before cumulative effect of change in accounting principle. In the year ended December 31, 2002, options to purchase approximately 3,963,900 shares of common stock at prices ranging from $13.18 to $29.74 were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        In 2003 and 2002, approximately 537,300 and 538,400 shares of common stock, respectively, that could result from the conversion of cumulative convertible preferred stock were not included in the computation of dilutive EPS, as the effect would have been anti-dilutive on the results of continuing operations. The preferred stock was redeemed on March 15, 2004 (see Note 12). Similarly, in 2003 and 2002, approximately 2,859,100 and 6,776,500 shares, respectively, that could result from the conversion of the remarketable term income deferrable equity securities (HIGH TIDES) were not included in the computation of diluted EPS. The change in potential dilution from 2002 to 2003 for the HIGH TIDES is due to their redemption on June 4, 2003.

        Comprehensive Income.    Comprehensive income represents all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity.

        During the year ended December 31, 2004, Titan did not have any other comprehensive income items. During the years ended December 31, 2003 and 2002, Titan's only element of other comprehensive income resulted from foreign currency translation adjustments, which are reflected in the consolidated statements of changes in stockholders' equity as foreign currency translation adjustments within accumulated other comprehensive income.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements whereas under the provisions of SFAS No. 123, Titan has adopted the disclosure only provision. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first interim or annual reporting period that begins after June 15, 2005. Titan plans to adopt the provisions of SFAS 123R prospectively during the third quarter of 2005. Titan is currently evaluating the effect of adopting this pronouncement and the ultimate impact of adopting SFAS 123R is not yet known.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively. The adoption of SFAS No. 149 had no effect on the consolidated financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Titan adopted SFAS No. 150 effective July 1, 2003, and the adoption did not have a material impact on the consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIEs) in which an enterprise has a controlling financial interest through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIEs entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial condition or results of operations. In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have a material impact on the consolidated financial condition or results of operations.

        In November 2002, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial condition or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on Titan's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by the FASB's Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Titan did not initiate any activities in 2003 or 2004 that would be included within the scope of this standard.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002", which was effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinded SFAS No. 4 and SFAS No. 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result of changes in the criteria, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with SFAS 145 and APB 30, the deferred debt issuance costs and other extinguishment costs related to the HIGH TIDES were expensed upon extinguishment of that debt in 2003. The charge is reflected in the results of continuing operations as Debt Extinguishment Costs in the accompanying consolidated statement of operations. Also in accordance with SFAS No. 145, 2002 debt extinguishment costs associated with the termination of a senior credit facility have been reclassified from an extraordinary item to results from continuing operations. See Note 10 for further discussion of the charges.

Note 4. Acquisitions

        On November 3, 2003, Titan acquired Advent Systems for total cash consideration, net of cash acquired, of approximately $12.1 million. Advent provides intelligence, surveillance, reconnaissance, support and mission planning services to the U.S. government. The acquisition was to further Titan's strategic goal of acquiring government information technology companies that fit strategically with its government business. The transaction was accounted for using the purchase method, and accordingly, results of operations of Advent Systems are included in Titan's results of operations as of the date of purchase. The excess of the purchase price over the estimated fair market value of the net assets acquired was approximately $10.1 million, and has been reported as goodwill. Pro forma information related to the Advent Systems acquisition has not been presented, as the effect on Titan's results of operations is not significant.

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

        During 2002, Titan completed three acquisitions within the U.S. government business that were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in Titan's operating results as of the date of the purchase. The following table represents selected data regarding each acquisition.

Name	Date of Acquisition	Consideration Paid and Accrued		Goodwill and Purchased Intangibles
Wave Science, Inc.	September 12, 2002	$ 11.3 million	*	$10.9 million
Jaycor, Inc.	March 21, 2002	$103.5 million		$49.9 million
International Systems, LLC	February 22, 2002	$ 7.9 million	*	$ 8.4 million

*
Consideration paid is subject to adjustment if certain earn-out conditions are achieved.

        On September 12, 2002, Titan completed the acquisition of 100% of the outstanding shares of Wave Science, Inc. (Wave Science), a privately held designer of radio components and communication systems, for a purchase price of approximately $8.5 million in cash, subject to post-closing adjustments and indemnification obligations. The acquisition was to further Titan's goal of acquiring government information technology companies which fit strategically with its government business, particularly the addition of Wave Science's experienced engineering team. The purchase agreement provided for additional consideration of up to $3.0 million based on achieving certain revenue and profit margin targets for the two-year period beginning January 1, 2002 through December 31, 2003, and additional consideration of up to $1.0 million based on the receipt of certain contract awards through December 31, 2004. Additional consideration of $1.8 million was accrued at December 31, 2003, representing the total amount due based on the revenue and profit margin targets through December 31, 2003, and was paid in February 2004. Additional consideration of $1.0 million was paid during 2004, representing the receipt of certain contract awards. No further amounts are payable under the provisions of the purchase agreement. These additional purchase price adjustments were accounted for as an increase to goodwill.

        On March 21, 2002, Titan completed the acquisition of Jaycor, Inc. (Jaycor), a San Diego, California, based provider of information technology services and specialized communications and sensor products to further Titan's goal of acquiring government information technology companies which fit strategically with its government business. At the closing, Titan issued approximately 4,919,500 shares of Titan common stock for all the outstanding shares of common stock of Jaycor, based on an exchange ratio of 0.50160 shares of Titan common stock for each share of Jaycor common stock at an aggregate value of

$99.6 million, based on $20.24 per Titan share, the average trading price ending March 20, 2002, the date on which the formula for the purchase consideration became fixed. The excess of the $99.6 million purchase price over the estimated fair market value of the net assets acquired ($57.6 million) was approximately $42.0 million. In April 2002, Titan obtained an independent valuation completed by Bearing Point to assist management in its purchase price allocation for the Jaycor acquisition. The independent valuation was used by Titan to allocate $38.1 million to goodwill and $3.9 million to intangible assets. The intangible assets consist of backlog, customer relationships and trade name of $0.7 million, $1.3 million, and $1.9 million, respectively, which are being amortized over the estimated useful lives of 1 year, 1 to 3 years and 5 years, respectively. At December 31, 2004, the unamortized balance of purchased intangibles was $1.0 million included in intangible assets in the consolidated balance sheet. The transaction value was increased by approximately $3.9 million to an aggregate total of $103.5 million to reflect an additional 173,099 shares issued in July 2003 to cover certain costs of the shareholders of Jaycor, and an additional 20,948 shares issued in July 2002 and August 2002 related to certain working capital adjustments. The additional purchase price of $3.9 million was accounted for as an increase to goodwill resulting in goodwill of $45.9 million.

        On February 22, 2002, Titan completed the acquisition of International Systems, LLC (International Systems), which designs and builds low-cost combat systems for the Department of Defense and agencies of the Department of Defense, to further Titan's goal of acquiring government information technology companies which fit strategically with its government business. The purchase price, which aggregated approximately $1.8 million, was comprised of approximately 100,000 shares of Titan common stock, subject to post-closing adjustments and indemnification obligations. In addition, additional consideration may be paid based on the receipt of certain contract awards and the achievement of defined earnings level on all contracts by International Systems, which consideration may be satisfied with cash or Titan common stock. The additional consideration for defined earnings levels will be equal to 20% of International Systems' EBIT (earnings before income tax and benefit allowances) from certain specified defense technology programs for each year from 2002 to 2006 and 7.5% of International Systems' EBIT from those defense technology programs for each year from 2007 to 2011. In July 2002, 100,000 shares of Titan stock valued at $1.2 million were issued based on the receipt of certain of these contract awards. In July 2003, Titan issued 350,000 shares of common stock valued at $3.3 million and paid $0.2 million in cash of additional consideration related to the receipt of these contract awards and the percentage of EBIT earned in these contracts in 2002. The value of the shares, in addition to the cash paid, were recorded as an increase to goodwill. The additional consideration for contract awards was fully paid as of December 31, 2003. Additional consideration of $0.8 million and $0.6 million was accrued at December 31, 2003 and December 31, 2004, repectively, representing the total amount due based on EBIT achieved in each fiscal year. As the total consideration for the acquisition of International Systems may change based upon the achievement of defined earnings levels, goodwill will change to reflect any such additional consideration.

        During 2002, approximately $2.0 million was paid in satisfaction of purchase price holdbacks for the SenCom Corporation acquisition made in 2000 and approximately $2.7 million was paid in satisfaction of purchase price holdbacks for the System Resources Corporation acquisition made in 1999. Each of these amounts had been recorded as liabilities in periods prior to January 1, 2002.

        In 1999, Titan's subsidiary, Titan Systems Corporation, acquired Atlantic Aerospace Corporation. The terms of the acquisition provided for up to an additional $3.0 million in contingent consideration payable based upon the award of future contracts. During 2001, approximately $1.2 million of contingent consideration was paid upon the award of certain contracts. In the third quarter of 2003, Titan paid $1.8 million in full satisfaction of the contingent consideration payable. All amounts paid in 2001 and 2003 had been previously accrued.

        In connection with the determination of the fair value of assets acquired in connection with acquisitions in 2001, 2000 and 1999, and pursuant to the provisions of SFAS No. 141, Titan has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts. This adjustment has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to deferred profit. We recognized approximately $0.5 million, $0.2 million and $2.3 million as a reduction of costs against the deferred profit in 2004, 2003, and 2002, respectively. The remaining amount of $0.1 million at December 31, 2004 is estimated to reduce costs in 2005.

Note 5. Asset Impairment Charges

        In the second quarter of 2004, Titan recorded asset impairment charges totaling $15.5 million. Approximately $10 million of these charges pertained to impairment of fixed assets directly related to the termination of a program by a U.S. civilian government agency in the second quarter, and impairment of assets associated with a reduction in scope of planned business activities in Saudi Arabia. As a result of curtailing the activities in Saudi Arabia and with the U.S. civilian government agency, future cash flows will be insufficient to recover the carrying value of certain dedicated assets. Approximately $5.5 million related to a charge for impairment of a technology license Titan purchased from SureBeam in 2001. The termination of the program by a civilian agency has generated a claim for recovery of contract costs which Titan intends to file in 2005. Management believes the facts of the claim form a legal basis for successful recovery; however, if the claim is unsuccessful, an additional charge of up to approximately $5.8 million could be incurred to write-off uncollected contract costs. Management identified an impairment to the value of the asset based on revised estimates of future cash flows from sales of systems, resulting in a charge of $5.5 million to reduce the carrying value. The remaining license balance will be amortized over a 5-year period. The license was purchased in September 2001 and includes a world-wide perpetual and exclusive, non-royalty bearing license to use SureBeam's intellectual property for all applications and fields other than the food, animal hide and flower markets. Titan utilizes this technology for its contract with the U.S. Postal Service to provide mail sanitization systems and has outstanding bids using these technology rights. The remaining unamortized balance of $1.1 million at December 31, 2004, is reflected as a non-current asset in intangible assets in the consolidated balance sheet.

        Prior to and in connection with the spin-off of SureBeam Corporation, a former subsidiary of Titan, Titan and SureBeam entered into a number of agreements, including the extension of $25 million under a $50 million senior secured revolving credit facility, which was secured by a lien on substantially all of SureBeam's assets. In addition, Titan guaranteed certain lease obligations of SureBeam and subleased facilities to SureBeam. The aggregate amount of the lease obligations Titan has guaranteed as of December 31, 2004 is approximately $17.6 million. The leases extend through periods ending in 2023. The aggregate amount payable by Titan as December 31, 2004, for future obligations under the leases for approximately 63,800 square feet that were subleased to SureBeam for periods through 2010 is approximately $3.8 million. SureBeam's obligation to reimburse Titan for any amounts paid under the guarantees or subleases was secured under the senior credit facility.

        On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Code. As a result of this filing, Titan recorded an estimated pre-tax impairment charge of $15.8 million (and an associated tax benefit of $6.3 million) in the fourth quarter of 2003 related to the senior credit facility with SureBeam as well as SureBeam's other indebtedness and obligations to Titan. The impairment charge was offset by an $8.1 million liability previously accrued by Titan to SureBeam under a tax allocation agreement. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by Titan from the liquidation of assets provided to Titan under the settlement agreement with the SureBeam bankruptcy trustee described below. The current estimate of such proceeds, which includes estimated sales of equipment and inventory, primarily electron beam systems and other related components, is approximately $3.0 million. The actual amount of Titan's losses could be lower or higher than currently estimated depending on the proceeds received from the liquidation of SureBeam assets provided to Titan under the settlement agreement.

        On April 5, 2004, the United States Bankruptcy Court for the Southern District of California approved the settlement agreement that Titan had entered into with the bankruptcy trustee of SureBeam Corporation and SB Operating Co LLC (SureBeam). Under the settlement agreement, substantially all of the SureBeam assets were transferred to Titan and the trustee, on behalf of the bankruptcy estate, released Titan from any claims held by SureBeam. These assets include all equipment and inventory, patents, intellectual property, certain customer receivables and leased and subleased properties. Titan agreed to exclude from the settlement agreement approximately $4 million in assets that will remain in the bankruptcy estate. The excluded assets consist of cash and two customer receivables. Costs incurred, primarily legal and other professional fees, in 2004 related to the bankruptcy settlement and other SureBeam related matters, including the defense of class action litigation, were approximately $2.9 million, and are reflected on the consolidated statement of operations in selling, general and administrative expenses.

Note 6. Exit and Restructuring Charges and Other

        Included in the year ended December 31, 2002, is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002, and exit charges related to the shutdown of Cayenta's headquarters office. Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters office and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters. The remaining lease commitment costs are expected to be paid through future periods ending in January 2007. Included in the employee termination costs were 33 personnel reductions.

        Approximately $39.9 million of the restructuring charges were related to the merger of Titan Systems into Titan and other associated reorganization and consolidation costs. The costs included approximately $32.2 million for the consolidation of various Titan Systems facilities into centralized locations in Virginia and California. This charge reflects the estimated losses, net of estimated sublease income, on future lease commitments of facilities with terms extending through year 2009. Titan has subleased certain of these facilities and continues to actively pursue additional sublease opportunities for the remaining facilities. However, the remaining available space is in markets adversely affected by the economy and may not be subleased at attractive rates or at all. The actual amount of estimated losses on these lease commitments could change based upon Titan's ability to obtain sublease arrangements for these facilities. Included in the employee termination costs are 19 personnel reductions.

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

        At December 31, 2004, accruals for all exit and restructuring charges totaled $15.3 million, comprised primarily of restructuring charges related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta's headquarters. These exit and restructuring activities were accounted for under EITF Issue No. 94-3, which allowed accrual of restructuring costs upon commitment to a plan and certain other criteria. Effective January 1, 2003, Titan was required to adopt SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to defer recognition of a liability for a cost associated with an exit or disposal activity until that liability is incurred and can be measured at fair value. As these restructuring activities were entered into prior to Titan's adoption of SFAS No. 146, Titan has accounted for these activities under EITF 94-3. A summary of exit and restructuring charges and other recorded and the utilization of those accruals during the years ended December 31, 2003 and 2004 is as follows:

	Balance December 31, 2002	Cash paid 2003	Balance December 31, 2003	Cash paid 2004	Change in Estimate	Asset Disposal	Balance December 31, 2004
Titan Systems restructuring:
Estimated facilities consolidation costs	$32,071	$(4,775)	$27,296	$(11,804)	$1,110	$(1,746)	$14,856
Employee termination/retention costs and other	1,738	(1,738)	—				—

	33,809	(6,513)	27,296	(11,804)	1,110	(1,746)	14,856
Transaction costs for unsuccessful deals	597	(597)					—

	34,406	(7,110)	27,296	(11,804)	1,110	(1,746)	14,856

Cayenta headquarters exit costs:
Lease commitment costs	3,136	(2,511)	625	(499)	257	—	383
Asset impairment costs	—	—	—
Employee termination costs and other	219	(212)	7	(88)	126	—	45

	3,355	(2,723)	632	(587)	383	—	428

	$37,761	$(9,833)	$27,928	$(12,391)	$1,493	$(1,746)	$15,284

        At December 31, 2004, $5.1 million of the exit and restructuring accruals are included in Other Accrued Liabilities on the consolidated balance sheet and $10.2 million are included in Other Non-current Liabilities. The remaining accrual balance is primarily comprised of amounts due under the facilities consolidation, which requires payments in 2005 for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2009.

Note 7. Discontinued Operations

2004 Discontinued Operations

        In June 2004, Titan's board of directors decided to sell or otherwise divest Datron World and its Titan Scan Technologies service business (Scan Services). These non-core operations did not perform to management's expectation, and their divestiture will allow Titan to better focus on its National Security Solutions business. Previously, Datron World was reported in the Titan Systems segment, and Scan Services was reported in the Titan Technologies segment and they are presented below within those segments. These businesses have been reported as a discontinued operation in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued. During the fourth quarter of 2004, Datron World was sold for approximately $4.7 million, resulting in a loss of approximately $2.0 million. In February 2005, the Scan Services was sold for approximately $4.9 million, which did not result in a material gain on the transaction.

        The results of discontinued operations for the year ended December 31, 2004, include asset impairment charges of approximately $20.3 million for Datron World, consisting of goodwill and purchased intangibles of approximately $17.3 million and approximately $3.0 million related to inventory value not expected to be recovered in the disposal of this business. Revenues for Datron World for the year ended December 31, 2004, were $9.9 million.

        The results of discontinued operations for the year ended December 31, 2004, include asset impairment charges of approximately $8.5 million for Scan Services, primarily representing fixed asset values not expected to be recovered in the disposal of the business. The estimate of value expected to be recovered upon disposition is based on indications of interest and proposed letters of intent received by Titan. Revenues for Scan Services for the year ended December 31, 2004, were $5.5 million.

2002 Discontinued Operations

        In August 2002, Titan's board of directors made the decision to sell or otherwise divest its LinCom Wireless business and to sell Cayenta Canada, Titan's remaining commercial information technology business, both of which were previously reported in Titan's Titan Technologies segment. Accordingly, Titan has reflected both operations as discontinued in accordance with SFAS No. 144. In October 2002, the LinCom Wireless business was shut down. On June 2, 2004, Titan sold Cayenta Canada for a net $5.6 million in cash, with no resulting gain or loss recorded on the sale. Titan retained current liabilities related to this business which are included in Titan Technologies below, of approximately $1.8 million related to potential purchase price adjustments due to the buyer and transaction-related costs and indemnification obligations related to the sale. Additionally, Titan had previously guaranteed performance on several customer contracts and a facility lease related to this business and these guarantees were not transferred to the buyer in the June 2004 sale. The face value of these guarantees is approximately $14 million at December 31, 2004. Substantially all of the guarantees were issued prior to December 31, 2003 and are therefore not required to be recognized and measured under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." Titan has not had to make any payments with respect to contract guarantees related to this business since its acquisition in 1999 and has not provided any reserves for these contingencies at December 31, 2004, based on management's assessment that such payments are not probable of being made.

        In July 2002, Titan's board of directors made the decision to exit all of its international telecommunications business through a combination of selling and winding down Titan's operations within its Titan Wireless segment. Titan immediately began implementing these actions, which were substantially completed during 2003. Titan reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

        During the first quarter of 2002, Titan's board of directors made the decision to sell certain of its commercial information technology operations within the Cayenta segment and the AverCom business within the Titan Technologies segment. These businesses were sold in 2002.

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

Titan Wireless

Overview

        On July 11, 2002, Titan announced it would exit all of its international telecommunications business, directly as a result of an increasingly deteriorating market, particularly in the wholesale long distance business. Notably, the bankruptcies of Global Crossing, Ltd., WorldCom, Inc. and Phone1Globalwide Corporation (formerly Globaltron Corporation), and the dire financial condition of other providers, such as ibasis, imposed a rapid and sudden deterioration in wholesale prices in 2002. As a direct result of decreasing wholesale margins, and the difficulty of providers to obtain financing to invest in new projects globally, Titan's telecommunications business operating results declined substantially beginning in the second quarter of 2002. The losses in the second quarter of 2002 and the bleak outlook of the telecommunications market globally led to the July 2002 Titan board of directors decision to exit these markets. Titan has substantially completed the sale and winding down of all of its operations within Titan Wireless, including all of the operations discussed below.

Acquisitions and Investments

GlobalNet, Inc.

        On March 21, 2002, Titan completed the acquisition of GlobalNet, Inc. (GlobalNet), a provider of international voice, data, and Internet services. Titan issued approximately 1,452,800 shares of its common stock for all the common stock of GlobalNet at an aggregate value of $28.6 million, based on $19.67 per Titan share, the average trading price ending March 15, 2002, the date on which the formula for consideration became fixed, and assumed stock options and warrants representing approximately 77,900 shares of Titan common stock at an aggregate value of $0.8 million, based on an exchange ratio of 0.3853 shares of Titan common stock for each share of GlobalNet common stock. GlobalNet's operations from March 22, 2002 were reported in Titan's, Titan Wireless business, which was discontinued in the third quarter of 2002. The transaction was accounted for as a purchase. The excess of the purchase price of $29.4 million over the estimated fair market value of the net liabilities acquired of approximately $26.4 million was approximately $55.8 million. In April 2002, Titan obtained an independent valuation completed by independent valuation specialists Bearing Point to assist in its purchase price allocation of the GlobalNet acquisition. The independent valuation was used by Titan to allocate $55.8 million to goodwill and $0 to intangible assets as of March 31, 2002.

        As a result of Titan's decision on July 11, 2002, to exit its telecommunications business and to sell certain of these businesses, Titan determined in the third quarter of 2002 that there was an impairment of the carrying value of GlobalNet's goodwill of approximately $55.8 million in accordance with SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers from potential buyers, compared to the carrying value of the asset. As discussed above, Titan completed the sale of its GlobalNet business in the third quarter of 2003. The sale resulted in a gain of $12.2 million, resulting from a previous write-down of the carrying value of the net assets, which ultimately was recovered at the time of the sale.

Ivoire Telecom

        On June 28, 2000, Titan Wireless Afripa Holding, Inc., a subsidiary of Titan Wireless, made a $5 million investment to acquire 80% of the outstanding equity interests in Ivoire Telecom S.A., a Luxembourg-chartered company that intended to engage, through various majority-owned local subsidiaries, in a wireless telecommunications business in Africa using a satellite uplink through France. In the third quarter of 2002, the entire carrying value of the investment of approximately $52 million was determined to be impaired and was written off. This investment was subsequently sold in the second quarter of 2003 for approximately $0.5 million cash consideration.

Sakon LLC

        In January 1999, the Company invested approximately $0.5 million for a 19.9% ownership interest in a joint venture with Sakon. In July 2000, Titan loaned Sakon $15 million pursuant to a loan agreement. In October 2000, Titan exercised its option pursuant to the loan agreement to convert amounts owed under the loan into additional equity interest of 30.0% of Sakon, bringing the total equity interest in Sakon to 49.9%. This equity interest was converted in August 2002 from a 49.9% voting interest to a 15% voting interest and a 34.9% non-voting interest. At such time, the amount outstanding of $15 million under the loan was converted to purchase consideration as the initial payment due under the terms of the agreement and recorded as goodwill. Under the terms of the agreement, an additional $12.5 million of consideration was due and payable upon certain revenue targets being attained. These targets were met in January 2001, and a $5.0 million installment was made in the second quarter of 2001, a $3.75 million installment was made in the first quarter of 2002, and the remainder was paid in the third quarter of 2002. The excess of the purchase price over the estimated fair market value of the net assets acquired, which has been amortized over 20 years, was approximately $26.8 million at December 31, 2001. In connection with the new requirements for evaluation of goodwill under SFAS No. 142, the $26.8 million was determined to be impaired and was fully expensed in the third quarter of 2002. Prior to August 2002, Titan consolidated the operating results of Sakon due to Titan's ability to control and significantly influence the operations and policies of Sakon, in accordance with a management agreement with Sakon. In August 2002, the management agreement was modified to nullify Titan's ability to control Sakon, and Titan resigned from the management committee of Sakon. Accordingly, Titan has no ability to substantially influence or control the operations of Sakon. Thereafter, Titan's investment in Sakon has been accounted for under the cost method, for which the investment carrying value was written down to zero in 2002.

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

        Related to Titan's contract with the OPT, Titan has a $37.7 million gross receivable due from the OPT, of which $14.3 million is reflected in current assets of discontinued operations and of which $23.4 million is reflected in non-current assets of discontinued operations as of December 31, 2004. The $23.4 million receivable is recorded as a net non-current receivable on the project, reflecting the outstanding balance on the non-recourse loan, drawn to cover subcontract costs. The $23.4 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at December 31, 2004. The $14.3 million difference between the gross receivable of $37.7 million and the $23.4 million balance on the non-recourse loan represents amounts currently due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. This agreement contemplated a $25 million payment by the OPT to Titan, which was due in full by November 30, 2003. On December 31, 2003, Titan received a partial payment of $11 million on the settlement. Based on the facts available in the second quarter of 2004, principally the OPT's cash flow deficiencies and inability to obtain adequate financing, Titan recorded a full reserve for the $14.3 million balance outstanding. Notwithstanding this reserve, Titan has commenced an international arbitration against the OPT seeking collection of this receivable. The Titan Wireless results of discontinued operations also reflect a provision totaling approximately $5.3 million recorded during 2004, for estimated costs of resolving a contingent liability with a subcontractor related to this project. The current liabilities of $13.5 million of Titan Wireless include approximately $10.3 million for estimated costs of resolving the aforementioned contingent liability with a subcontractor and $3.2 million of remaining exit costs.

        In February 2005, Titan received a demand for full payment from the subcontractor, based on an international arbitration ruling which Titan was in the process of appealing. In light of this, Titan and the subcontractor later reached a final settlement whereby, in March 2005, Titan agreed to pay $9.0 million in full settlement of the matter.

Operating Results

        While Titan continues to hold assets and liabilities of Titan Wireless in discontinued operations, there were no revenues in Titan Wireless for the year ended December 31, 2004. The net loss of $14.1 million for the year ended December 31, 2004, is mostly composed of a provision to impair accounts receivable from the OPT and a provision for litigation related to a subcontractor on the Benin contract.

        For the year ended December 31, 2003, Titan Wireless generated $71.5 million of revenues and net income of $1.0 million, net of a $7.4 million tax benefit. The revenues were primarily generated by the GlobalNet business for the period prior to the sale of the business in the third quarter of 2003. The net income was primarily a result of operating losses of $2.8 million, and the gain from the disposition of the GlobalNet business of $12.2 million, resulting from a previous write-down of the carrying value of the net assets, for which a tax provision was not provided due to prior losses. The gain was offset by impairment charges of $10.8 million resulting from the terms of the settlement agreements with Titan's customers in Nigeria and Benin, and by approximately $5 million of charges accrued for the exit activities in Benin.

Included in the operating losses of Titan Wireless for 2003 is interest expense allocated to discontinued operations of $0.7 million.

        Included in Titan Wireless' net loss for the year ended December 31, 2002 are impairment charges of $211.4 million, or $137.4 million, net of tax, that were recorded as a result of Titan's decision to exit its international telecommunications business. The charges were comprised of the following: (1) impairment of goodwill in accordance with SFAS No. 142 of approximately $74.8 million, primarily comprised of Titan's acquisition of GlobalNet discussed above and Sakon, recorded in accordance with SFAS No. 142; (2) impairment of investments of approximately $62.6 million, primarily comprised of Titan's investment in Ivoire Telecom discussed above; (3) and impairment of fixed and other assets of approximately $74.0 million.

        In addition, exit charges of approximately $20.1 million were recorded in the third quarter of 2002, primarily related to outstanding commitments of warranty obligations of $3.9 million, commitments for space satellite segments of $3.0 million, and outstanding lease obligations of $1.6 million. The remaining $11.6 million of the charge is primarily related to employee termination costs of $2.6 million, other estimated direct costs to exit these businesses of $4.0 million and the estimated settlements of other obligations of approximately $5.0 million. Such commitments are expected to be paid through the first half of 2004. As of December 31, 2003, approximately $9.8 million is included in current and non-current liabilities of discontinued operations.

        In summary, included in Titan Wireless' net loss for 2002 is an impairment charge of $211.4 million, exit charges of $20.1 million and pre-tax losses excluding impairment and exit charges of $8.8 million for the year ended December 31, 2002. Included in the operating losses of Titan Wireless for 2002 is interest expense allocated to discontinued operations of $0.7 million.

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

        For the year ended December 31, 2002, the discontinued operations of Titan Technologies generated revenues of $31.4 million and a net loss of $48.0 million, net of a $20.6 million tax benefit. Included in Titan Technologies' net loss for 2002 is an impairment charge of $43.7 million, related to LinCom Wireless, AverCom and Titan's commercial information technology business. The measurement of this impairment is based upon indications of fair value, resulting in a write-off of the carrying value of its assets which included an impairment of goodwill of $21.0 million, in accordance with SFAS No. 142, and impairment of other assets of $22.7 million consisting primarily of fixed assets and capitalized software. In addition, exit charges of approximately $4.3 million were recorded primarily related to employee termination costs, lease termination costs and other outstanding commitments.

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

2001 Discontinued Operations

        On March 16, 2001, SureBeam Corporation, Titan's former subsidiary that provided electronic irradiation systems and services, completed an initial public offering (IPO) of 6,700,000 shares of Class A common stock at a price of $10 per share. On October 16, 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date. On August 5, 2002, Titan's remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend. Prior to the adoption of the spin-off plan, Titan reported the SureBeam business as a separate segment. The net assets of SureBeam as of August 5, 2002 and tax liabilities and other costs resulting from the spin-off resulted in a net dividend of approximately $105.4 million which was recorded as a decrease to paid-in-capital, partially offset by the reduction in deferred compensation related to deferred compensation charges in 2000 and 2001, reflecting the net value distributed to Titan's stockholders

        At the time Titan adopted the plan to spin-off SureBeam, in accordance with APB No. 30, it recorded a charge of $35.4 million for estimated costs of disposal and for estimated operating losses up to the date of disposal. This charge was recorded in the third quarter of 2001. All losses incurred by SureBeam after that time were charged against this accrual. Losses charged against the accrual in 2001 were $14.9 million and in 2002 were $20.5 million in the six months ended June 30, 2002. An additional charge of $11.0 million was taken during the second quarter of 2002 to record the net losses (in excess of the accrual)

incurred by SureBeam during the second quarter of 2002 as well as estimated operating losses and spin-off expenses expected to be incurred through the spin-off date of August 5, 2002. Subsequent to that date, SureBeam is no longer included in Titan's results of operations. Losses through August 5, 2002 charged against the accrual in the third quarter of 2002 were $1.8 million. Approximately $3.5 million of costs related to the spin-off were charged against the loss accruals, which is $0 as of December 31, 2004.

        In the second and fourth quarters of 2004, Titan recorded pre-tax charges of $7.2 million to accrue Titan's estimate of the shortfall between the amount of the SureBeam lease guarantees and the amount expected to be recovered by subleasing activities. Titan also incurred $0.4 million of costs associated with maintaining facilities during 2004. The total of $14.8 million has been reflected in the accompanying consolidated Statement of Operations as a $9.3 million loss, net of tax in discontinued operations, as all of such costs relate to obligations of SureBeam operating facilities and such operations were discontinued in 2001.

        To date, Titan has not yet subleased or otherwise transferred any of the guaranteed leases or lease obligations to third parties. The current estimate of such mitigation of obligations under leases and lease guarantees is approximately $21.4 million.

        In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride's bank debt up to the greater of SureBeam's equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, WebBank. As of December 31, 2004, Titan has guaranteed approximately $1.1 million, or 19.9% of the current loan balance of $5.4 million. In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days. In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank. As of December 31, 2004, Titan has loaned approximately $0.6 million to Hawaii Pride under a new credit facility for a maximum amount of $0.8 million to be advanced to Hawaii Pride to cover shortfalls in debt service payments. All amounts outstanding under this facility are required to be repaid in twenty equal quarterly installments commencing on October 1, 2005. In the impairment charge discussed above, Titan has assumed that Hawaii Pride will repay amounts advanced on the new credit facility.

        Following are summaries in tabular format of the loss from discontinued operations for 2004, 2003 and 2002:

	Year ended December 31, 2004
	Titan Systems	Titan Wireless	Titan Technologies	SureBeam	Total
Subcontractor contingency reserves	$—	$(5,311)	$—	$—	$(5,311)
Impairment of assets	(20,332)	(14,351)	(8,500)	—	(43,183)
Loss of sale of assets	(2,054)	—	—	—	(2,054)

	(22,386)	(19,662)	(8,500)	—	(50,548)
Losses from operations	(1,397)	(2,774)	(2,044)	(14,793)	(21,008)

	(23,783)	(22,436)	(10,544)	(14,793)	(71,556)
Tax benefit	(2,083)	(8,301)	(3,537)	(5,474)	(19,395)

Net loss	$(21,700)	$(14,135)	$(7,007)	$(9,319)	$(52,161)

	Year ended December 31, 2003
	Titan Systems	Titan Wireless	Titan Technologies	Total
Gain on sale of business, net	$—	$12,195	$—	$12,195
Subcontractor contingency reserves	—	(5,000)	—	(5,000)
Impairment assets	—	(10,790)	(2,679)	(13,469)

	—	(3,595)	(2,679)	(6,274)
Losses from operations	(2,269)	(2,783)	(8,555)	(13,607)

	(2,269)	(6,378)	(11,234)	(19,881)
Tax benefit	(969)	(7,392)	(8,708)	(17,069)

Net loss	$(1,300)	$1,014	$(2,526)	$(2,812)

        As discussed above, the 2003 tax benefit reflected in Titan Wireless was impacted by the GlobalNet sale for which a tax provision was not provided due to prior losses, and the Titan Technologies tax benefit was impacted by an adjustment to the carrying value of certain assets which are currently held for sale in Titan's remaining commercial information technology business that was previously part of Titan Technologies.

	Year ended December 31, 2002
	Titan Systems	Titan Wireless	Titan Technologies	Cayenta	SureBeam	Total
Impairment of goodwill	$—	$(74,818)	$(21,022)	$(1,121)	$—	$(96,961)
Impairment of investments	—	(62,600)	—	—	—	(62,600)
Impairment of fixed and other assets	—	(74,001)	(22,714)	(3,134)	—	(99,849)
Exit charges	—	(20,062)	(4,341)	—	—	(24,403)

	—	(231,481)	(48,077)	(4,255)	—	(283,813)
Losses from operations	(3,026)	(8,824)	(20,151)	(3,197)	(11,014)	(46,212)

	(3,026)	(240,305)	(68,228)	(7,452)	(11,014)	(330,025)
Tax benefit	(993)	(84,888)	(20,446)	(2,698)	(1,101)	(110,126)

Net loss	$(2,033)	$(155,417)	$(47,782)	$(4,754)	$(9,913)	$(219,899)

Balance Sheet Summary

        Following is a table of all related balance sheet categories for each discontinued operation:

	As of December 31,
	2004	2003
Current assets of discontinued operations:
Titan Systems	$—	$13,747
Titan Wireless	—	14,277
Titan Technologies	1,665	9,453

	$1,665	$37,477

Non-current assets of discontinued operations:
Titan Systems	$—	$19,153
Titan Wireless	23,387	32,307
Titan Technologies	3,082	12,732

	$26,469	$64,192

Current liabilities of discontinued operations:
Titan Systems	$—	$3,442
Titan Wireless	13,503	12,540
Cayenta	—	97
Titan Technologies	2,798	6,602
SureBeam	4,694

	$20,995	$22,681

Non-current liabilities of discontinued operations:
Titan Systems	$—	$208
Titan Wireless	23,387	32,307
Cayenta	—	535
Titan Technologies	723	1,995
SureBeam	9,208

	$33,318	$35,045

        Included in the total assets of Titan Wireless as of December 31, 2004 is the net $23.4 million accounts receivable from the OPT. The current liabilities of $13.5 million of Titan Wireless include a $10.3 million provision for litigation related to a subcontractor on the Benin contract and $3.2 million of remaining exit costs. The non-current liabilities of $23.4 million is the non-recourse loan to Titan Africa which is guaranteed by the OPT and secured by OPT's equipment and revenues related to the project.

        The current assets of Titan Technologies as of December 31, 2004 are primarily comprised of accounts receivable balances, inventory and prepaid assets.

        The total liabilities of SureBeam as of December 31, 2004 represent Titan's estimate of the shortfall between the amount of the SureBeam lease guarantees and the amount expected to be recovered by subleasing activities as well as amounts to be incurred for facilities restoration costs.

Note 8. Other Financial Data

        Following are details concerning certain balance sheet accounts:

Accounts Receivable:

	At December 31,
	2004	2003
U.S. Government—billed	$415,889	$307,601
U.S. Government—unbilled	88,257	63,141
Trade	14,648	14,070
Less allowance for doubtful accounts	(3,408)	(3,547)

	$515,386	$381,265

        Billing in excess of costs incurred are recorded as reductions to accounts receivable and total $0.2 million and $5.1 million at December 31, 2004 and 2003, respectively. Deferred revenue included in Other Accrued Liabilities totaled $16.5 million at December 31, 2004.

Inventories:

	At December 31,
	2004	2003
Materials	$6,988	$5,493
Work-in-process	10,107	12,227
Finished goods	4,241	3,710

	$21,336	$21,430

Property and Equipment:

Machinery and equipment	$73,642	$107,008
Furniture and fixtures	21,255	21,250
Land, buildings and leasehold improvements	38,723	24,551
Construction in progress	736	1,985

	134,356	154,794
Less accumulated depreciation and amortization	(76,814)	(102,286)

	$57,542	$52,508

Intangible Assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Value
Purchased intangibles	$16,522	$11,660	$4,862
License agreement	2,456	1,365	1,091
Deferred financing costs	17,041	5,012	12,029
All other intangible assets	2,556	719	1,837

	$38,575	$18,756	$19,819

        There are no estimated salvage values related to Titan's intangible assets. In 2004, 2003 and 2002, aggregate amortization expense totaled $5.5 million, $7.0 million and $7.5 million, respectively. Amortization of deferred financing costs included in interest expense in 2004, 2003 and 2002 totaled $2.4 million, $2.1 million and $1.7 million, respectively. The remaining amortization expense is included in selling, general and administrative expense on the consolidated statement of operations.

	Deferred Financing Fees	Purchased and Other	Total
Estimated aggregate amortization expense:
2005	$2,414	$2,653	$5,067
2006	2,414	2,282	4,696
2007	2,414	695	3,109
2008	2,414	603	3,017
2009	1,328	320	1,648
Thereafter	1,045	1,237	2,282

	$12,029	$7,790	$19,819

Supplemental disclosures of cash flow information:

	2004	2003	2002
Noncash investing and financing activities:
Stock issued for acquisitions	$—	$3,259	$137,811
Deferred compensation related to the issuance of stock options	—	—	29,834
Shares contributed to employee benefit plans	2,718	6,527	7,529
Write-off of deferred debt issuance costs	—	8,071	9,435
Write-off of deferred compensation related to discontinued operations	—	—	629
Shares tendered for option exercises	—	144	—
Cash paid for interest	$33,661	$31,557	$32,408
Cash paid (refunds) for taxes	(1,129)	1,149	(8,747)

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

        Details regarding the acquisition of businesses, net of cash acquired, in the consolidated statements of cash flows are as follows:

	Year Ended December 31, 2004
	Cash Paid	Cash Acquired	Net
Acquisition:
International Systems	$(679)	$—	$(679)
Wave Science	(2,781)	—	(2,781)

	$(3,460)	$—	$(3,460)

	Year Ended December 31, 2003
	Cash Paid	Cash Acquired	Net
Acquisition:
Advent Systems	$(14,781)	$2,682	$(12,099)
International Systems	(217)	—	(217)
Earn-out consideration for Atlantic Aerospace Electronics Corporation	(1,773)	—	(1,773)

	$(16,771)	$2,682	$(14,089)

	Year Ended December 31, 2002
	Cash Paid	Cash Acquired	Net
Acquisition:
Jaycor	$—	$35,982	$35,982
Wave Systems	(8,476)	4,678	(3,798)
International Systems	—	172	172
Purchase adjustments for prior year acquisitions	(4,947)	—	(4,947)

	$(13,423)	$40,832	$27,409

Non-Marketable Securities:

        Titan's investments in non-marketable securities as of December 31, 2004 includes a $4.2 million investment in E-Celerator, reported in Other Assets. In 2004, Titan recorded a loss on investments of $3.9 million, mostly attributable to the write-off of the remaining $3.5 million equity carrying value for

Etenna Corporation. Due to lack of product acceptance and capitalization, Titan expects that Etenna and/or its technology will be sold at a value less than the threshold required to earn a return of capital. In 2004, Titan also wrote down its investment in Wavestream Wireless by $0.4 million to reflect the reduction in fair market value due to a dilutive financing transaction in 2004.

        Titan's investments in non-marketable securities as of December 31, 2003, include $3.5 million in Etenna Corporation, reported in Other Assets. In 2003, Titan recorded a loss on investments of $6.2 million related to an unrealized loss on the carrying value of its investment in Etenna Corporation based upon recent indications of fair value, and an unrealized loss on its investment in DOAR Communications that was subsequently sold at a loss in January 2004. All other investments in non-marketable securities totaled $1.8 million and $8.5 million at December 31, 2004 and December 31, 2003, and are reported in Other Assets.

Sales Information:

        Substantially all of Titan's operations are located in the United States. Export and foreign revenues amounted to approximately $27.0 million, $29.2 million and, $18.7 million, in 2004, 2003 and 2002, respectively, related primarily to customers in Europe, the Middle East, Africa and Asia. Sales of approximately $12 million, or 43.7% of total foreign revenues, and approximately $10 million, or 36.2%, of total foreign revenues, were related to contracts with Titan customers in the United Kingdom, in 2004 and 2003, respectively.

        Sales to the U.S. government, including both defense and non-defense agencies, and sales as a subcontractor as well as direct sales, aggregated approximately $1,983.5 million in 2004, $1,695.5 million in 2003, and $1,313.1 million in 2002.

Note 9. Income Taxes

        The components of the income tax provision (benefit) from continuing operations are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
Foreign	307	—	—
State	454	2,372	1,458

	761	2,372	1,458
Deferred	16,192	21,441	(7,061)

	$16,953	$23,813	$(5,603)

        Following is a reconciliation of the income tax provision (benefit) from continuing operations expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision (benefit) on income (loss):

	2004	2003	2002
Expected federal tax provision on continuing operations	$10,751	$19,470	$(5,798)
State income taxes, net of federal income tax benefit	1,382	2, 457	(1,048)
State taxes in separate filing states, net of federal benefit	—	—	963
FCPA settlement	9,435	1,110	—
Settlement of audits and other tax accruals	(4,535)	(2,285)	—
Capital loss on investment not benefited	1,431	2,277	—
Acquisition charges and other	(796)	796	—
Meals and entertainment	484	399	251
Other	(1,199)	(411)	29

Actual tax provision (benefit) on continuing operations	$16,953	$23,813	$(5,603)

        The net deferred tax asset as of December 31, 2004 and 2003, results from the following temporary differences:

	2004	2003
Loss carryforward	$101,363	$92,336
Employee benefits	23,928	24,696
Purchased other intangibles	(2,019)	(3,287)
Tax credit carryforwards	1,104	—
Inventory, contract loss and other reserves	37,337	39,254
Accounts and unbilled receivables	(12,386)	(6,471)
Accrued liabilities	13,596	11,974
Depreciation and amortization	(14,886)	(9,027)
Other	7,333	2,277

	155,370	151,752
Valuation allowance	(7,333)	(8,767)

Deferred tax asset, net	$148,037	$142,985

        Realization of certain components of the net deferred tax asset is dependent upon our generating sufficient taxable income prior to expiration of loss and credit carryforwards. The federal net operating losses at December 31, 2004, to be carried forward to 2005 are approximately $274 million, which carryforwards will expire in periods from 2010 through 2024. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be fully realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully utilize the net operating loss carryforwards prior to the expiration dates, taxable income of $274 million needs to be generated. Given that the Company has incurred recent net operating losses, management considered whether a valuation allowance should be recorded to reduce the carrying value of the total deferred tax asset, including the component related to net operating losses. In evaluating whether a valuation allowance was needed, management considered negative evidence and positive evidence as required under the provisions of SFAS No. 109. The primary negative evidence considered by management is the Company's cumulative loss position. The cumulative losses have been generated primarily by businesses that have been discontinued, sold or wound down and, consequently, no significant recurring losses are expected to be generated by those operations in future periods. The positive evidence considered by management is the historical profitability of the Company's continuing operations, which consist almost entirely of government contracting activities. As of December 31, 2004, those operations have significant funded and unfunded backlog. Consequently, management concluded that the positive evidence regarding the realization of the deferred tax asset out weighed the negative evidence and that a valuation allowance for the deferred tax assets was not deemed necessary.

        The valuation allowance recorded is provided against certain capital loss carryforwards which may not be utilized. The change in the valuation allowance from 2003 to 2004 primarily reflects the sale of Canco, LLC (Cayenta Canada) in 2004, and to the capital losses that were not benefited in 2004. The provision for income taxes was reduced by $4.5 million due to net favorable adjustments related to previously estimated tax liabilities. Prepaid Expenses and Other at December 31, 2004 and 2003 include prepaid taxes of $2.0 million and $3.5 million. Other Non-current Liabilities at December 31, 2004 and 2003 include a deferred tax liability of $15.7 million and $11.1 million, respectively.

        During 2004, 2003 and 2002, Titan recognized tax deductions related to stock option exercises in the amount of $23.5 million, $0.8 million, and $9.9 million, respectively, or $8.7 million, $0.3 million, and $3.6 million, net of tax. The net benefits were recorded as an increase to capital in excess of par value.

Note 10. Debt

Senior Credit Facility

        On May 23, 2002, Titan entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities acting as sole lead arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions. The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility.

        On September 2, 2004, Titan entered into an amendment of its senior credit facility, which ties its effective borrowing rate on its term loan within the facility, within a limited range, to changes in ratings from the two major agencies. The amendment immediately reduced the interest rate on Titan's term loan by 50 basis points from LIBOR plus 325 basis points (or prime plus 200 basis points) to LIBOR plus 275 basis points (or prime plus 150 basis points). The rate reduction is based on Titan's current senior debt credit rating and outlook from Moody's Investor Services and Standard & Poor's. The amendment includes a provision that automatically increases or decreases the rate on the term loan to either LIBOR plus 300 basis points (or prime plus 175 basis points) or LIBOR plus 250 basis points (or prime plus 125 basis points), if Titan's senior debt credit rating from Standard & Poor's or Moody's Investor Services changes, per the terms of the amendment. As of March 10, 2005, both rating agencies completed their credit reviews of Titan reflecting the resolution of the government FCPA investigation. Both agencies confirmed Titan's existing ratings, but improved Titan's credit outlook to "stable". As a result, effective March 10, 2005 the rate on Titan's Senior Secured Term B loan of $341 million was reduced by 25 basis points (bps) to LIBOR plus 250 bps (or prime plus 125 bps).

        The amendment does not affect the interest rate on Titan's senior revolver within its credit facility. The senior credit facility, as amended, provides for interest rates per annum applicable to amounts outstanding under the senior revolver that are, at Titan's option, either the administrative agent's most recently established base rate for U.S. dollars loaned in the United States (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 0.75% per annum to 1.50% per annum, based on its ratio of total debt to EBITDA (as defined in the senior credit facility), or the LIBOR rate for the applicable interest period plus a margin of 2.00% per annum to 2.75% per annum, based on Titan's ratio of total debt to EBITDA. Currently, interest rates for base rate and LIBOR revolving loans are 0.25% higher than Titan's interest rates for base rate and LIBOR term loans. Titan is required to pay the lenders under the senior credit facility a non-utilization fee ranging from 0.50% per annum to 1.00% per annum, payable quarterly in arrears, based on the applicable percentage of the undrawn portion of the senior revolver. Titan is also required to pay letter of credit fees for outstanding letters of credit equal to 0.25% per annum of the stated amount of the letter of credit, plus the product of the applicable margin (from 2.00% to 2.75%, based on its ratio of total debt to EBITDA) for loans under the revolving credit facility maintained as LIBOR loans multiplied by the stated amount of the letter of credit.

        The seven-year term loan matures on June 30, 2009, and the revolving credit facility matures on May 23, 2008. The seven-year term loan amortizes at 1.0% per year for years one through six (through the quarter ending June 30, 2008), with the remaining 94% due in equal quarterly payments in year seven of the loan (through the quarter ending June 30, 2009). Titan may prepay amounts borrowed under the term loan and the revolving credit facility at its option without any fee, provided that any voluntary prepayment of the outstanding term loan made before September 3, 2005, resulting from a refinancing of the term loan (other than any refinancing resulting from a change of control) shall be at 101% of the par value. Titan is also required to make prepayments, subject to certain exceptions, of the outstanding amounts under the term loan and the revolving credit facility from asset sales, issuance of subordinated debt and equity securities, insurance or condemnation proceeds and from excess cash flows.

        The terms of the senior credit facility require Titan to provide certain customary covenants for a senior credit facility, including certain financial covenants. As amended, these financial covenants, as set forth in the senior credit agreement for fiscal year 2004, are comprised of a maximum total debt to EBITDA ratio of 4.75 to 1.0, declining to 4.0 to 1.0 in subsequent years, a maximum total senior debt to EBITDA ratio of 3.00 to 1.0, declining to 2.50 to 1.0 in subsequent years, a minimum interest coverage ratio of 3.0 to 1.0, a minimum fixed charge coverage ratio of 1.35 to 1.0 and a minimum net worth of approximately $268.0 million at December 31, 2004. Titan was in compliance with all financial covenants as of December 31, 2004.

        Deferred costs and expenses of $7.1 million related to the senior credit facility are included in intangible assets at December 31, 2004 and are being amortized over the remaining term of the senior credit facility.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of the principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with Titan's current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries other than Cayenta guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness.

        On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of substantially identical 8% senior subordinated notes due May 15, 2011 registered under the Securities Act.

        Liquidated damages of 0.25% per annum per $1,000 whole dollars in principal amount of the then-outstanding Notes began to accrue in October 2003 when we did not complete an exchange offer required under the registration rights agreement because of the proposed merger with Lockheed Martin. Beginning in January 2004, the liquidated damages rate increased to 0.50% and such liquidated damages continued to accrue at rates increasing every 90 days by 0.25% per annum per $1,000 whole dollars in principal amount of existing Notes up to a maximum of 2.00%, until the exchange offer described below was completed. The remaining balance accrued at September 30, 2004 of $0.3 million was paid with the regular semi-annual interest payment on November 15, 2004.

        Deferred costs and expenses of $5.0 million related to the issuance of the Notes are included in intangible assets at December 31, 2004, and are being amortized over the term of the Notes.

        At December 31, 2004, Titan had other secured and unsecured debt outstanding under various agreements totaling $0.5 million short-term and $0.5 million long-term, with interest rates ranging from 8.5% to 9.3%. These agreements mature by 2015.

Other Debt Information

        Details of long-term debt are as follows:

	December 31,
	2004	2003
Senior credit facility	$356,250	$344,750
Senior subordinated debt	200,000	200,000
Note payable to bank, interest at 9.30%, due February 2005, secured by a First Deed of Trust on an office building	280	355
Note payable to Urban Business Development Corporation, interest at 8.58%, due January 2015, guaranteed by the Small Business Administration and secured by a Second Deed of Trust on an office building	524	558
Acquisition related notes payable of acquired companies, interest at 8.5%, due March 2005	187	938

	557,241	546,601
Less: Current portion	(4,000)	(4,363)

	$553,241	$542,238

Titan Debt Maturities

        Maturities of long-term debt, excluding non-recourse debt, are as follows:

2005	$4,000
2006	3,538
2007	3,541
2008	181,295
2009	164,549
Thereafter	200,318

$557,241

Note 11. Commitments and Contingencies

Leases

        Titan leases certain buildings and equipment under non-cancelable operating lease agreements. These leases generally require Titan to pay all executory costs such as taxes, insurance and maintenance related to the leased assets. Certain of the leases contain provisions for periodic rate accelerations to reflect cost-of-living increases. Rental expense under these leases was $47.3 million in 2004, $39.3 million in 2003 and $38.8 million in 2002. In February 2000, Titan's Cayenta subsidiary entered into a new long-term lease agreement which requires future minimum lease payments of approximately $6.6 million over 7 years. Titan is a guarantor on the lease. Due to Titan's discontinuance of its Cayenta business, Titan has subleased this facility under agreements that extend through 2007. Rental expense in 2002 includes $0.9 million, paid related to this space.

        Future minimum lease payments under non-cancellable operating leases at December 31, 2004, are as follows:

2005	$53,933
2006	49,606
2007	40,839
2008	31,264
2009	23,569
Thereafter	93,608

Total minimum lease payments	$292,819

        Obligations under capital leases were $0.1 million at December 31, 2004, which were primarily long-term and included in Other Non-current Liabilities in the consolidated balance sheet.

        During the first quarter of 2003, Titan entered into new long-term lease and sublease agreements for office space in Virginia and Maryland as part of its restructuring efforts to consolidate various facilities of its government business into centralized locations (see Note 6). The lease and subleases in Virginia require future minimum lease payments of approximately $81 million over approximately 13 years, commencing on various dates from May 2003 through May 2004. The lease in Maryland requires future minimum lease payments of approximately $57 million over 10 years, commencing approximately July 1, 2004.

Legal Matters

  Foreign Corrupt Practices Act Related Investigations

        As previously disclosed, during the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations were identified as part of internal reviews conducted by Titan and Lockheed Martin, and jointly reported by them to the government. Titan's board of directors established a committee of the board to oversee Titan's internal review of these matters.

        The internal review began with a focus on Titan's Datron World Communications unit, which was discontinued in June 2004 and sold in November 2004, but the internal review later was expanded to a number of Titan's international businesses, including Titan Wireless (which was discontinued in 2002 and was substantially wound down in 2003) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to, and did, provide the Securities and Exchange Commission (SEC) and the Department of Justice (DoJ) with the results of the investigation on an ongoing basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the DoJ initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Tax Code.

        As previously disclosed, Titan had recorded a provision of $3.0 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan recorded an additional provision of $25.5 million in the second quarter of 2004 to reflect the change in its estimate of the cost of resolving these investigations.

        As a result of the investigation, Titan began to implement significant expanded FCPA and International Traffic in Arms Regulations (ITAR) policies. To lead and oversee those expanded policies, in September 2004, Titan brought in Dave Danjczek as its Vice-President for Compliance and Ethics.

        On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three felony FCPA counts related to its overseas operations, including in particular its operations in Benin. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Matters resolved through the plea agreement with the DoJ involved commercial international business that Titan had discontinued and is in the process of winding down. As a part of the settlement, Titan was given credit for self reporting and cooperating with the government, and for accepting responsibility.

        On March 1, 2005, in connection with the FCPA settlement, Titan made total payments of $28.5 million, the same figure Titan reserved for this purpose in 2003 and 2004. The total includes a DoJ-recommended fine of $13 million, and payments to the SEC consisting of disgorgement of $12.6 million and prejudgment interest of $2.9 million. The Hon. Roger T. Benitez, a judge of the Federal District Court in San Diego, imposed upon Titan a fine of $13 million and a three-year term of supervised probation, both of which are consistent with the DoJ's and Titan's agreed-upon recommendations to the Court. In addition, the sentence imposed by the Court incorporated Titan's agreement to implement a best-practices compliance program designed to detect and deter future violations of the FCPA.

        Further, as a result of Titan's plea agreement, Titan is currently unable to obtain new export licenses. Titan has been working with the U.S. Department of State to obtain relief from this automatic statutory provision.

        The IRS agreement requires Titan to file an amended corporate tax return for 2002 to correct deductions previously taken with respect to matters at issue in the investigations. The amended tax return will not result in additional taxes, but will reduce Titan's net operating loss carry forward benefit by approximately $1.3 million. The tax provision affect of the amended tax return was made in the fourth quarter of 2004. Under the Consent to Entry of Final Judgment with the SEC, Titan agreed, within 30 days, to retain a qualified independent consultant to review Titan's policies and procedures with respect to its compliance with the FCPA, and to adopt the consultant's recommendations.

        After the plea was entered, Titan and the Navy executed an administrative settlement agreement that will allow Titan to continue to conduct business under U.S. government contracts and receive U.S. government contracts. The agreement also provides for Navy monitoring of Titan's compliance activities for three years.

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the FCPA investigations.

  Other Legal Matters

        Titan is involved in legal actions in the normal course of its business, including audits and investigations by various governmental agencies that result from its work as a defense contractor. Titan and its subsidiaries are named as defendants in legal proceedings from time to time and third parties, including the government, may assert claims against Titan from time to time. In addition, Titan has acquired companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information, including consultation with its lawyers, Titan does not believe that the ultimate liability arising from any of these actions, including those discussed below, will materially affect its consolidated financial position. The March 1, 2005 FCPA settlement payment will materially impact cash flow in the first quarter of 2005. Titan's evaluation of the likely impact of these actions, including those discussed below, could change in the future and Titan could have unfavorable outcomes that it does not expect. Any of these events could have a material adverse effect on Titan's results of operations or cash flows in a future period and could have other adverse effects on Titan's business.

  Stockholder Class Actions

        Since April 2, 2004, two stockholder class action lawsuits have been filed against Titan and certain of its officers, asserting claims under the federal securities laws, which we refer to collectively as the federal securities actions. On September 17, 2004, these class action lawsuits were consolidated as In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), a consolidated purported class action filed before the U.S. District Court for the Southern District of California. The federal securities action purports to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The complaint seeks an unspecified amount of damages. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On January 14, 2005, Titan and certain individual defendants jointly filed a motion to dismiss. The hearing on the defendants' motion is currently scheduled to be heard on May 9, 2005. Titan intends to defend the claims vigorously.

        Since April 7, 2004, two stockholder class action complaints have been filed against certain Titan officers, asserting that these officers breached their fiduciary duties to Titan's stockholders. The complaints, which we refer to as the fiduciary duty actions, were filed in the Superior Court for the State of California in and for San Diego County. The cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement with Lockheed Martin delivered on April 7, 2004. The Berger and Garfield matters have been consolidated and are now treated, for all purposes, as the Garfield matter. Additionally, plaintiffs and defendants have agreed that defendants are not required to answer or otherwise respond to the Garfield complaint until the motions to dismiss in the federal securities action have been denied or granted with prejudice. Titan intends to defend the claims vigorously.

        Since June 28, 2004, three shareholder derivative lawsuits have been filed against Titan directors and certain Titan officers, naming Titan as a nominal defendant, which we refer to collectively as the derivative actions. The derivative actions include Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; and Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County. The derivative actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented alleged FCPA violations or would have detected the FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to work performed by foreign nationals, and the loss of contracts with the government. The plaintiffs seek to recover the costs incurred in the internal and external investigations, penalties or damages paid to settle private litigation or government proceedings, and lost goodwill. The Weisgerber and Bildstein matters have been consolidated and are now treated, for all purposes, as the Weisgerber matter. Titan intends to defend the claims vigorously.

  SureBeam Related Litigation

        In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, a former subsidiary of Titan, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR), a single class action for which an amended consolidated class action complaint was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The complaint seeks an unspecified amount of damages. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the amended consolidated complaint. The court granted plaintiffs 45 days leave to amend their complaint, which amended complaint has been filed. Titan intends to defend the claims vigorously.

        On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. Titan is not named as defendant in this litigation and received a prior release of claims from the bankruptcy trustee. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions.

  Other Legal Proceedings

        Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, NO. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. Titan intends to defend these lawsuits vigorously.

        On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, Inc. (Titan Wireless) and a former Titan Wireless employee in San Diego Superior Court in San Diego, California. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to develop a telecommunications network in Argentina and other related alleged misconduct. The complaint sought damages of $52.7 million and sought injunctive relief prohibiting Titan and Titan Wireless from transferring any of Titan Wireless's assets. The court denied Perimex's request for a preliminary injunction, sustained Titan's and Titan Wireless's demurrer as to all causes of action in the complaint and granted Perimex leave to amend the complaint. Perimex dismissed its complaint voluntarily without prejudice. On May 22, 2003, however, Perimex filed a new complaint in the United States District Court for the Southern District of California, NO. 03-cv-1037 IEG (WMC), alleging substantially similar causes of action and claiming a similar amount of damages. Perimex twice amended this federal complaint to add additional claims. Titan intends to defend the claims vigorously.

        On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, NO. 04-cv-0147 WQH (WMc). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. Titan intends to defend its position vigorously.

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

        In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration, or NASA, seeking certain records relating to billing for labor services in connection with its contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration, or GSA, seeking similar records relating to billing for labor categories in connection with contracts with GSA. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

Note 12. Cumulative Convertible Preferred Stock

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

Note 13. Common Stock

        At December 31, 2004, approximately 4,100,000 common shares were reserved for future issuance for employee benefit and stock incentive plans.

        On September 25, 2002, Titan Systems Corporation, Titan's national security subsidiary, was merged into The Titan Corporation. As a result of this merger, outstanding stock options held by employees of Titan Systems Corporation were exchanged using an exchange ratio of .8371, for approximately 5.4 million stock options in The Titan Corporation. The exchange ratio was determined by Titan using a valuation of Titan Systems Corporation, as determined by a globally recognized valuation firm, and the average Titan Corporation closing stock price for the 20 trading days ending on the day before the merger.

        The exchange of Titan options resulted in a non-cash deferred compensation charge of approximately $21.3 million in the third quarter of 2002, which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. Approximately $1.5 million, $4.8 million and $2.0 million was amortized in 2004, 2003 and 2002, respectively. Unamortized non-cash deferred compensation of $0.1 million will be amortized in 2005 as the options become fully vested.

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

        On August 17, 1995, the Board of Directors adopted a Shareholder Rights Agreement and subsequently distributed one preferred stock purchase right (Right) for each outstanding share of Titan common stock. Each Right entitles the registered holder to purchase from Titan one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the Preferred Shares) at a price of $42.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable if a person or group acquires, in a transaction not approved by Titan's Board of Directors (Board), 15% or more of Titan's common stock or announces a tender offer for 15% or more of the stock.

        If a person or group acquires 15% or more of Titan's common stock, each Right (other than Rights held by the acquiring person or group which become void) will entitle the holder to receive upon exercise a number of shares of Titan's common stock having a market value of twice the Right's exercise price. If Titan is acquired in a transaction not approved by the Board, each Right may be exercised for common shares of the acquiring company having a market value of twice the Right's exercise price. Titan may redeem the Rights at $.01 per Right, subject to certain conditions. The Rights expire on August 17, 2005.

        Options authorized for grant under the 2002 Employee and Director Stock Option and Incentive Plan (the 2002 Plan) and under the 2000 Employee and Director Stock Option Plan (the 2000 Plan) are 5,500,000 and 4,000,000, respectively. Options authorized for grant under the Stock Option Plans of 1994 and 1997 are 2,000,000 and under The 1996 Directors' Stock Option and Equity Participation Plan (the 1996 Directors' Plan) are 125,000. Grants in 1999 and the beginning of 2000 exceeded the remaining shares available under the stock option plans of 1994 and 1997. The 2000 Plan was approved by Titan's stockholders on May 30, 2000. Under all plans, the options outstanding have been granted at prices that are equal to the market price of Titan's stock on the date of grant. Under the intrinsic value method prescribed by APB 25, no compensation cost is recorded. However, the grants in 1999 that exceeded the shares available at that time were placed under the 2000 Plan after its approval by the stockholders. Under the provisions of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB 25), the plan approval date becomes the grant date for purposes of comparison of market value to exercise price. This resulted in deferred compensation related to these options of $15.6 million in 2000 based on the difference in market value at May 30, 2000, and the grant price. This deferred compensation has been fully amortized to expense over the four-year vesting period of these options, including $2.4 million in 2003, $3.9 million in 2002 and $3.9 million in 2001, respectively.

        Under the 2002 and 2000 Employee and Director plans, and previous employee plans, an option's maximum term is ten years. Under these plans, vested options expire 90 days after a grantee's termination of employment or other relationship. Under the 1996 Directors' Plan, options expire 90 days after the option holder ceases to be a director. Under the applicable plans, directors may elect to receive stock in lieu of fees, such stock to have a fair market value equal to the fees. Employee options may be granted throughout the year; directors' options are granted annually. Under the 2000 Plan, vesting for directors and first-time option grantees is over four years, with 25% exercisable at the completion of one year, and monthly vesting thereafter. For option grants prior to the 2000 Plan, vesting is monthly over 4 years. Options in the Stock Option Plans of 1994 and 1997 and the 1996 Directors' Plan vest in 25% increments beginning one year after the grant date. Stock options assumed by Titan as a result of the mergers in prior years generally retain the terms under which they were granted. Stock options assumed by The Titan Corporation as a result of the merger with Titan Systems Corporation discussed above retain the terms of the Titan Systems plans.

        Titan elected to follow APB No. 25 and related interpretations in accounting for its stock options. See Note 3 for a calculation of Titan's pro forma net income and earnings per share under the fair value method pursuant to SFAS No. 123.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: zero dividend yield and an expected life of 5 years in all years; expected volatility of 78% in 2004, 73% in 2003, and 73% in 2002; and a risk free interest rate of 3.38% in 2004, 3.82% in 2003, and 3.82% in 2002.

        A summary of the status of Titan's fixed stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	9,648	$9.04	11,006	$8.56	5,128	$14.45
Granted	2,519	13.48	2,108	8.14	952	13.32
Adjustment for TSC merger	—	—	—	—	5,248	4.55
Adjustment for SureBeam spin-off	—	—	—	—	1,789	—
Exchanged in acquisitions	—	—	—	—	14	12.79
Exercised	(2,214)	6.61	(2,758)	5.57	(1,209)	6.92
Canceled	(796)	11.67	(708)	12.04	(916)	9.07

Outstanding at end of year	9,157	10.61	9,648	9.04	11,006	8.56

Options exercisable at year-end	5,473		6,190		6,957
Weighted-average fair value of options granted during the year	$8.74		$5.08		$8.49

        The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$ 1.04–$ 6.86	1,875,817	4.07	$3.29	1,857,001	$3.25
6.88– 10.90	2,531,164	7.46	8.57	1,411,100	8.60
10.94– 13.44	2,777,607	9.15	13.16	496,278	12.59
13.58– 17.29	1,773,193	6.09	15.41	1,510,278	15.55
19.43– 29.74	198,849	5.17	27.29	197,949	27.32

1.04– 29.74	9,156,630	6.96	10.61	5,472,606	9.75

        As a result of the SureBeam spin-off, all Titan outstanding stock options under each of Titan's stock option plans were adjusted such that the number of options was increased by a factor of 1.345 and the exercise price was decreased by dividing by 1.345. This adjustment maintained the same aggregate intrinsic value of the stock options that existed prior to the spin-off compared to the aggregate intrinsic value of the stock options immediately after the transaction and ensured that the ratio of the exercise price per share to the market value per share was not reduced. The adjustment was determined in accordance with the FASB's Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," and resulted in no compensation charge.

        Under the 2002 Employee Stock Purchase Plan, Titan is authorized to issue up to 2,500,000 shares of common stock to its full-time employees. This plan replaced Titan's 2000 Employee Stock Purchase Plan and Titan's 1995 Employee Stock Purchase Plan, which were authorized to issue 1,500,000 and 500,000 shares respectively. All employees of Titan are eligible to participate in the plan. Under the terms of the plan, employees may elect to have between 1 and 15 percent of their regular earnings, as defined in the plan, withheld to purchase Titan's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the beginning or at the end of each offering period. An offering period is six months, beginning January 1 and July 1 of each year. Approximately 17%, 14%, and 21% of eligible employees participated in the Plan and purchased approximately 305,000, 784,000, and 655,100 shares of Titan's common stock in 2004, 2003, and 2002, respectively. During 2003 and 2002, grants of approximately 243,400 and 202,800 shares of Titan stock under the 2002 Employee and Director Stock Option and Incentive Plan were utilized to fulfill Titan's funding requirement under the 2000 Employee Stock Purchase Plan. The weighted-average fair value of the purchase rights granted in 2004, 2003, and 2002 was $3.32, $2.37, and $3.73, respectively, which represents the approximate intrinsic value to the participants related to the benefits of participation in the plan as determined in accordance with SFAS 123.

Note 14. Related Party Transactions

Agreements With Executive Officers

        Employment Agreements.    On April 2, 2003, Titan entered into an Employment Agreement with Dr. Ray in connection with his duties as Chairman, Chief Executive Officer and President of Titan. Among other things, the terms of the agreement provide for continued employment of Dr. Ray by Titan for a term of three years, and eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event that Dr. Ray is terminated without cause, or retires at the end of the term of the agreement, he will be entitled to a lump sum equal to three times the sum of his current base salary and target bonus, vesting of all outstanding stock options and participation for Dr. Ray and his dependents in Titan's extended health benefits program for retired senior executives.

        Also, on April 2, 2003, Titan entered into Employment Agreements with Messrs. Costanza and Sopp in connection with their duties as Senior Vice President, General Counsel and Secretary and Senior Vice President, Chief Financial Officer and Treasurer, respectively. Among other things, the terms of their agreements provide for continued employment by Titan for a term of two years, eligibility to receive annual incentive awards and to participate in long-term incentive, employee benefit and retirement programs. In the event of termination without cause, Messrs. Costanza and Sopp will each be entitled to a lump sum equal to two times the sum of their respective current base salaries and target bonuses, vesting of all outstanding stock options and continued medical and dental benefits coverage for a period of two years. Messrs. Ray, Costanza and Sopp have agreed to non-competition and non-solicitation covenants in connection with their respective employment agreements.

        In March of 2005, Titan entered into agreements to renew the term of the Employment Agreements, previously entered into with Messrs. Costanza and Sopp. These agreements renew the terms of the original agreements, on the same terms, for an additional two years.

        In no event, however, shall the Executive be entitled to duplication as to any item of compensation or benefit or as to any other entitlement that is provided under both the Employment Agreement and the Change of Control Agreement described below. In the case of any such duplication, the Executive shall be entitled to the provision of the Employment Agreement or the Change of Control Agreement described below that is most favorable to the Executive.

        Change in Control Agreements.    In March 2000, Titan entered into executive agreements with Titan's Chairman of the Board, President and Chief Executive Officer (hereinafter referred to as the CEO) and Titan's General Counsel, which provide special benefits after a change in control. The parties subsequently amended these agreements on September 14, 2003 to clarify certain terms and conditions as they related to the change in control that would result from the then proposed merger with Lockheed Martin. Effective as of August 20, 2003, Titan also entered into an executive agreement with Titan's Chief Financial Officer, which mirrors the executive agreement, as amended, for Titan's General Counsel. Pursuant to these agreements, as amended, if (1) there is a change in control of Titan and (2) the executive is terminated by Titan other than for "Cause" (as defined in the agreements) or such executive terminates his employment for "Good Reason" (as defined in the agreements) within three years following a change in control or if the executive is terminated prior to a change in control and the executive reasonably believes that his termination arose in connection with or anticipation of a change in control, the terminated executive will be entitled to a lump sum payment amount equal to three times the sum of his base salary and his "Highest Annual Bonus" (as defined in the agreements). Each executive will have a right under these agreements to resign for "Good Reason" if at the effective time of a change of control Titan will cease to be a publicly traded company. Also, the executive will receive a prorated bonus for the year of termination and continuation of the executive's and his family's welfare benefits (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) for three years after the later of the executive's date of termination or, as applicable, the expiration of the executive's continuation coverage period under the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA. In addition, all options that have been previously granted to the executive to acquire shares of Titan or any affiliate of Titan that have not previously been forfeited or exercised will vest and become exercisable in full and will remain exercisable for the remainder of their original terms. Titan will be obligated under these agreements to reimburse the CEO, Titan's General Counsel and Titan's Chief Financial Officer for all legal fees and all expenses which they incur in asserting or in defending their rights under these agreements.

        In June 2004, Titan's Board adopted resolutions that provide for executive agreements with Dr. Delaney and each of Messrs. Branch, Brennan, Frederickson, Gorda, Osterloh, Pontius, Rose and Sullivan, which shall provide for substantially the same rights of such individuals upon a change of control as Messrs. Costanza and Sopp are entitled under their current agreements of similar purpose. The principal difference between the rights under these executive agreements and those of Messrs. Costanza and Sopp is that "Good Reason" to terminate employment with Titan does not include Titan ceasing to be a publicly traded company as it does for Messrs. Costanza and Sopp. Mr. Gorda may, in his sole discretion, retain his existing rights pursuant to an executive severance agreement between Mr. Gorda and the Company entered into in November 1995 or he may elect to receive the new benefits.

Investor Relations Consulting Agreements

        In September 2004, Titan entered into an agreement with the Berlin Group, an investor relations firm. A principal in the firm is a family member of one of its senior executives. Management believes the terms of the agreement reflect the market value of the services received.

Certain Relationships And Related Transactions

        In conjunction with Titan's exit of its international telecommunications business, Titan entered into an agreement with Geolutions, Inc. (Geolutions) to assume and perform all of Titan Wireless's outstanding warranty obligations. Geolutions was a newly formed company, founded by a former executive of Titan Wireless and former officer of Titan. Titan entered into a fixed price contract of $1.9 million, plus incidental expenses of up to $0.6 million and other third party costs of an aggregate maximum of $1.4 million, which was subsequently reduced by $0.5 million. These fees were payable through September 2004, the period over which Titan's warranty obligations exist on its existing customer contracts. In March 2004, Titan settled its remaining contractual liability to Geolutions and no longer has outstanding warranty obligations concerning Titan Wireless.

        In March 2002, Titan's Board of Directors adopted a stock option relinquishment program, the primary purpose of which was to align the interests of its directors and senior executives more closely with its stockholders' interests by allowing directors and senior executives to participate in the appreciation in Titan equity value:

  •
  without requiring Titan's Directors and executive officers to trade shares of its common stock obtained through the exercise of options on the open market; and

  •
  without the dilutive and potentially stock-price depressive effects associated with the exercise and subsequent sale of stock option shares.

        The program also was intended to assist the participants with their individual financial planning. Under the program, a participant was allowed to relinquish eligible, in-the-money stock options in exchange for a loan, the principal amount of which was 150% of the difference between the aggregate exercise price of the options and the product of (i) the number of shares issuable upon exercise of the options and (ii) a 20 day trailing average of the daily high and low sales price of Titan's common stock prior to relinquishment. The loans bear interest at a rate equal to the applicable federal rate as published by the Internal Revenue Service for the month in which the loan was made. The loans were made contingent upon the participant's utilizing a portion of the loan proceeds to purchase a life insurance policy with a death benefit sufficient to repay the loan and accrued interest thereon upon maturity.

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

        The amount of the stock options relinquished under the program do not reflect any adjustment as a result of the spin-off of Titan's subsidiary SureBeam Corporation on August 5, 2002, since the relinquishment occurred before the date for said adjustment. Titan has recorded interest income of $0.5 million to date related to the accrued interest on the outstanding loans due from the directors noted above.

        As of the effective date of the Sarbanes-Oxley Act in July 2002, which precludes such loans to company officers and directors, the Stock Option and Relinquishment Plan was no longer available to Titan Directors and executive officers.

        An officer of one of Titan's operating units has a financial interest in a facility rented by the unit. Total rent paid by the unit in 2003 related to this facility was $0.2 million and this facility was sold by the officer to an unrelated party in the first quarter of 2004.

Note 15. Benefit Plans

        Titan has various defined contribution benefit plans covering certain employees. Titan's contributions to these plans were $17.6 million, $19.5 million, and $14.6 million, in 2004, 2003, and 2002, respectively. No discretionary contributions were made in 2004, 2003, or 2002.

        Titan has a non-qualified executive deferred compensation plan for certain officers and key employees. Titan's expense for this plan, including interest, was $0.9 million, $1.9 million, and $0.9 million, in 2004, 2003, and 2002, respectively. Interest expense for the years ended December 31, 2004, 2003, and 2002 includes $0.5 million, $0.3 million, and $0.6 million, respectively, related to the plan. This obligation has been fully funded and is carried in a Rabbi trust. Included in other non-current liabilities is $21.7 million and $15.6 million related to this plan at December 31, 2004 and 2003, respectively. Included in other current liabilities is $1.7 million related to this plan at December 31, 2004. Cash surrender value of the life insurance related to this plan was $23.1 million and $15.8 million included in Other Assets in the consolidated balance sheet at December 31, 2004 and 2003, respectively. Titan also has performance bonus plans for certain of its employees. Related expense amounted to approximately $21.7 million, $21.9 million, and $14.5 million in 2004, 2003, and 2002, respectively.

        Titan has previously provided for post-retirement benefits for employees of certain operations discontinued in prior years. Titan also implemented a post-retirement medical benefit plan for senior executives in 2000. All values related to this plan are immaterial. Titan has no other post-retirement benefit or pension obligations for any of its continuing operations or for its recently discontinued businesses.

Note 16. Guarantor Condensed Consolidating Financial Statements

        On May 15, 2003, Titan sold $200 million aggregate principal amount of 8% senior subordinated notes in a private placement. Titan used the net proceeds from its issuance of the 8% senior subordinated notes, plus borrowings of $50 million we made under its revolving credit facility and additional cash on hand, to redeem all of its then-outstanding 5 3/4% HIGH TIDES convertible preferred securities, effective June 4, 2003.

        Following are consolidating condensed financial statements to quantify the financial position as of December 31, 2004, and 2003, and the operations and cash flows for the years ended December 31, 2004, 2003, and 2002, for the Guarantor Subisdiaries listed below and the Non-Guarantor Subsidiaries listed below. The following consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for:

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

        The classification of operating entities within each of the columns is based on the legal status of the entity as of December 31, 2004. Accordingly, certain legal entities that existed in prior years that had been merged into Titan as of December 31, 2004 have been reclassified in the prior year condensed financial statements to conform with the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Year Ended December 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$1,960,374	$72,244	$21,273	$(7,366)	$2,046,525
Cost and expenses:
Cost of revenues	1,644,098	62,410	30,244	(6,789)	1,729,963
Selling, general and administrative	142,223	5,160	7,699	—	155,082
Research and development	13,464	1,642	—	—	15,106
Merger, investigation and settlement	59,932	—	—	—	59,932
Asset impairments	5,500	—	9,995	—	15,495

Total costs and expenses	1,865,217	69,212	47,938	(6,789)	1,975,578

Operating profit (loss)	95,157	3,032	(26,665)	(577)	70,947
Interest expense	(37,684)	—	—	—	(37,684)
Interest income	745	—	13	—	758
Loss on investments	(3,867)	—	—	—	(3,867)
Net gain on sale of asset	863	(300)	—	—	563

Income (loss) from continuing operations before income taxes	55,214	2,732	(26,652)	(577)	30,717
Income tax provision (benefit)	26,017	1,011	(9,861)	(214)	16,953

Income (loss) from continuing operations	29,197	1,721	(16,791)	(363)	13,764
Loss from discontinued operations, net of taxes	(31,217)	(20,052)	(892)	—	(52,161)

Earnings (loss) before equity in losses of subsidiaries	(2,020)	(18,331)	(17,683)	(363)	(38,397)
Equity in losses of subsidiaries	(36,013)	—	—	36,013	—

Net earnings (loss)	$(38,033)	$(18,331)	$(17,683)	$35,650	$(38,397)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Year Ended December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$1,667,509	$60,065	$31,376	$(2,744)	$1,756,206

Cost and expenses:
Cost of revenues	1,389,111	50,769	27,365	(2,536)	1,464,709
Selling, general and administrative	140,215	7,836	5,558	—	153,609
Research and development	8,368	2,054	—	—	10,422
Impairment charge related to SureBeam	15,757	—	—	—	15,757
Merger related costs	5,247	—	—	—	5,247

Total costs and expenses	1,558,698	60,659	32,923	(2,536)	1,649,744

Operating profit (loss)	108,811	(594)	(1,547)	(208)	106,462
Interest expense	(34,463)	—	(26)	—	(34,489)
Interest income	2,315	4	7	—	2,326
Debt extinguishment costs	(12,423)	—	—	—	(12,423)
Loss on investments	(6,154)	—	—	—	(6,154)

Income (loss) from continuing operations before income taxes	58,086	(590)	(1,566)	(208)	55,722
Income tax provision (benefit)	24,781	(251)	(633)	(84)	23,813

Income (loss) from continuing operations	33,305	(339)	(933)	(124)	31,909
Loss from discontinued operations, net of taxes	(1,578)	(419)	(815)	—	(2,812)

Earnings (loss) before equity in losses of subsidiaries	31,727	(758)	(1,748)	(124)	29,097
Equity in losses of subsidiaries	(2,506)	—	—	2,506	—

Net earnings (loss)	$29,221	$(758)	$(1,748)	$2,382	$29,097

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Year Ended December 31, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$1,327,284	$17,169	$30,306	$(5,030)	$1,369,729

Cost and expenses:
Cost of revenues	1,084,257	14,964	18,586	(4,534)	1,113,273
Selling, general and administrative	159,733	4,960	7,464	—	172,157
Research and development	7,378	378	—	—	7,756
Exit and restructuring charges and other	41,642	—	11,675	—	53,317

Total costs and expenses	1,293,010	20,302	37,725	(4,534)	1,346,503

Operating profit (loss)	34,274	(3,133)	(7,419)	(496)	23,226
Interest expense	(32,551)	—	(2)	—	(32,553)
Interest income	1,708	—	—	—	1,708
Debt extinguishment costs	(9,435)	—	—	—	(9,435)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(6,004)	(3,133)	(7,421)	(496)	(17,054)
Income tax benefit	(503)	(262)	(4,783)	(55)	(5,603)

Loss from continuing operations before cumulative effect of change in accounting principle	(5,501)	(2,871)	(2,638)	(441)	(11,451)
Loss from discontinued operations, net of taxes	(18,711)	(157,240)	(43,948)	—	(219,899)

Loss before cumulative effect of change in accounting principle	(24,212)	(160,111)	(46,586)	(441)	(231,350)
Cumulative effect of change in accounting principle, net of tax benefit	(9,414)	—	(30,697)	—	(40,111)

Loss before equity in losses of subsidiaries	(33,626)	(160,111)	(77,283)	(441)	(271,461)
Equity in losses of subsidiaries	(237,394)	(35,972)	—	273,366	—

Net earnings (loss)	$(271,020)	$(196,083)	$(77,283)	$272,925	$(271,461)

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$17,364	$(611)	$(81)	$—	$16,672
Accounts receivable—net	484,664	15,973	14,749	—	515,386
Inventories	21,336	—	—	—	21,336
Prepaid expenses and other	28,885	501	230	(577)	29,039
Deferred income taxes	95,390	—	—	—	95,390
Current assets of discontinued operations	—	1,665	—	—	1,665

Total current assets	647,639	17,528	14,898	(577)	679,488
Property and equipment, net	56,243	427	872	—	57,542
Goodwill	456,033	8,377	59	—	464,469
Other assets—net	61,325	21	72	—	61,418
Deferred income taxes	68,380	—	—	—	68,380
Non-current assets of discontinued operations	—	26,469	—	—	26,469
Intercompany investments and advances—net	319,519	(171,744)	(147,775)	—	—

Total assets	$1,609,139	$(118,922)	$(131,874)	$(577)	$1,357,766

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	107,991	7,296	745	—	116,032
Current portion of long-term debt	500	—	—	—	500
Accrued compensation and benefits	93,412	2,213	2,743	—	98,368
Other accrued liabilities	109,536	3,339	2,293	—	115,168
Current liabilities of discontinued operations	5,095	14,123	1,777	—	20,995

Total current liabilities	320,034	26,971	7,558	—	354,563

Long-term portion of amounts outstanding under line of credit	352,750	—	—	—	352,750
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	491	—	—	—	491
Other non-current liabilities	66,632	—	1,932	—	68,564
Non-current liabilities of discontinued operations	9,931	23,387	—	—	33,318
Stockholders' equity (deficit)	659,301	(169,280)	(141,364)	(577)	348,080

Total liabilities and equity	$1,609,139	$(118,922)	$(131,874)	$(577)	$1,357,766

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Balance Sheet
As of December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$25,950	$(941)	$1,965	$—	$26,974
Accounts receivable—net	339,580	14,324	27,361	—	381,265
Inventories	12,676	1,918	6,836	—	21,430
Prepaid expenses and other	23,076	538	296	(208)	23,702
Deferred income taxes	91,272	—	—	—	91,272
Current assets of discontinued operations	13,747	15,545	8,185	—	37,477

Total current assets	506,301	31,384	44,643	(208)	582,120
Property and equipment, net	37,541	3,028	11,939	—	52,508
Goodwill	455,016	7,834	59	—	462,909
Other assets—net	57,825	8,295	5	—	66,125
Deferred Income tax	62,781	—	—	—	62,781
Non-current assets of discontinued operations	19,153	45,039	—	—	64,192
Intercompany investments and advances—net	348,309	(182,666)	(165,643)	—	—

Total assets	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	76,685	10,499	2,902	—	90,086
Current portion of long-term debt	863	—	—	—	863
Accrued compensation and benefits	77,271	2,752	1,309	—	81,332
Other accrued liabilities	87,695	3,667	1,767	—	93,129
Current liabilities of discontinued operations	3,810	14,148	4,723	—	22,681

Total current liabilities	249,824	31,066	10,701	—	291,591

Long-term portion of amounts outstanding under line of credit	341,250	—	—	—	341,250
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	988	—	—	—	988
Other non-current liabilities	47,152	—	3,200	—	50,352
Non-current liabilities of discontinued operations	1,249	32,798	998	—	35,045
Stockholders' equity (deficit)	646,463	(150,950)	(123,896)	(208)	371,409

Total liabilities and equity	$1,486,926	$(87,086)	$(108,997)	$(208)	$1,290,635

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Year Ended December 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$29,197	$1,722	$(16,791)	$(364)	$13,764
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	(23,422)	(3,892)	18,441	364	(8,509)

Net cash provided by (used for) continuing operations	5,775	(2,170)	1,650	—	5,255

Income (loss) from discontinued operations	(31,217)	(20,052)	(892)	—	(52,161)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	20,123	11,350	14,692	—	46,165

Net cash provided by (used for) discontinued operations	(11,094)	(8,702)	13,800	—	(5,996)

Net cash provided by (used for) operating activities	(5,319)	(10,872)	15,450	—	(741)

Cash Flows from Investing Activities:
Capital expenditures	(10,869)	(11,509)	(213)	—	(22,591)
Proceeds from sale of investments and net assets	2,494	386	—	—	2,880
Earnout payments on prior year acquisitions	(3,460)	—	—	—	(3,460)
Other investments	(1,243)	—	—	—	(1,243)
Proceeds (payments) on intercompany investments and advances	(4,631)	22,499	(17,868)	—	—
Other	2,315	—	370	—	2,685

Net cash provided by (used for) investing activities	(15,394)	11,376	(17,711)	—	(21,729)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(860)	—	—	—	(860)
Issuance of senior subordinated notes and other debt additions	11,500	—	—	—	11,500
Preferred stock redemption	(12,518)	—	—	—	(12,518)
Deferred debt issuance costs	(500)	—	—	—	(500)
Proceeds from stock issuances	14,619	—	—	—	14,619
Dividends paid	(190)	—	—	—	(190)
Other	76	(174)	—	—	(98)

Net cash used for financing activities	12,127	(174)	—	—	11,953

Effect of exchange rate changes on cash	—	—	215	—	215

Net increase (decrease) in cash and cash equivalents	(8,586)	330	(2,046)	—	(10,302)
Cash and cash equivalents at beginning of year	25,950	(941)	1,965	—	26,974

Cash and cash equivalents at end of year	$17,364	$(611)	$(81)	$—	$16,672

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Year Ended December 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$33,305	$(339)	$(933)	$(124)	$31,909
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	76,690	(16,614)	(10,741)	124	49,459

Net cash provided by (used for) continuing operations	109,995	(16,953)	(11,674)	—	81,368

Income (loss) from discontinued operations	(1,578)	(419)	(815)	—	(2,812)
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	(3,425)	5,985	(6,614)	—	(4,054)

Net cash provided by (used for) discontinued operations	(5,003)	5,566	(7,429)	—	(6,866)

Net cash provided by (used for) operating activities	104,992	(11,387)	(19,103)	—	74,502

Cash Flows from Investing Activities:
Capital expenditures	(10,795)	(2,940)	(64)	—	(13,799)
Acquisition of businesses, net of cash acquired	(13,872)	(217)	—	—	(14,089)
Other investments	(1,595)	(20)	—	—	(1,615)
Proceeds (payments) on intercompany investments and advances	(34,283)	12,980	21,303	—	—
Other	570	(144)	31	—	457

Net cash provided by (used for) investing activities	(59,975)	9,659	21,270	—	(29,046)

Cash Flows from Financing Activities:
Extinguishment of HIGH TIDES and other debt reductions	(254,541)	—	—	—	(254,541)
Issuance of senior subordinated notes and other debt additions	200,000	—	—	—	200,000
Deferred debt issuance costs	(8,924)	—	—	—	(8,924)
Debt extinguishment costs	(4,352)	—	—	—	(4,352)
Proceeds from stock issuances	15,491	—	—	—	15,491
Dividends paid	(688)	—	—	—	(688)
Decrease in restricted cash	394	—	—	—	394
Other	163	(6)	(59)	—	98

Net cash used for financing activities	(52,457)	(6)	(59)	—	(52,522)

Effect of exchange rate changes on cash	—	—	(83)	—	(83)

Net increase (decrease) in cash and cash equivalents	(7,440)	(1,734)	2,025	—	(7,149)
Cash and cash equivalents at beginning of year	33,390	793	(60)	—	34,123

Cash and cash equivalents at end of year	$25,950	$(941)	$1,965	$—	$26,974

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Cash Flows
For the Year Ended December 31, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Loss from continuing operations	$(6,023)	$(2,349)	$(2,638)	$(441)	$(11,451)
Adjustments to reconcile loss from continuing operations to cash provided by (used for) continuing operations, net of effects of businesses acquired	144,520	29,648	(3,285)	441	171,324

Net cash provided by (used for) continuing operations	138,497	27,299	(5,923)	—	159,873

Loss from discontinued operations	(18,711)	(157,240)	(43,948)	—	(219,899)
Adjustments to reconcile loss from discontinued operations to cash used for discontinued operations	(84,063)	124,863	37,557	—	78,357

Net cash used for discontinued operations	(102,774)	(32,377)	(6,391)	—	(141,542)

Net cash provided by (used for) operating activities	35,723	(5,078)	(12,314)	—	18,331

Cash Flows from Investing Activities:
Capital expenditures	(13,454)	(1,663)	(8,188)	—	(23,305)
Acquisition of businesses, net of cash acquired	27,237	172	—	—	27,409
Capitalized software development costs	—	(1,287)	(245)	—	(1,532)
Proceeds from sales of investments	6,917	—	—	—	6,917
Advances to SureBeam on line of credit	(25,000)	—	—	—	(25,000)
Other investments	(6,789)	—	—	—	(6,789)
Proceeds (payments) on intercompany investments and advances	(27,319)	9,328	17,991	—	—
Other	4,301	(46)	3,333	—	7,588

Net cash provided by (used for) investing activities	(34,107)	6,504	12,891	—	(14,712)

Cash Flows from Financing Activities:
Additions to debt	18,250	—	—	—	18,250
Retirements of debt	(4,177)	(470)	—	—	(4,647)
Deferred debt issuance costs	(8,908)	—	—	—	(8,908)
Proceeds from stock issuances	8,566	—	—	—	8,566
Issuance of stock in subsidiaries	15	4	—	—	19
Dividends paid	(689)	—	—	—	(689)
Increase in restricted cash	(394)	—	—	—	(394)
Other	139	—	(193)	—	(54)

Net cash provided by (used for) financing activities	12,802	(466)	(193)	—	12,143

Effect of exchange rate changes on cash	—	(220)	(40)	—	(260)

Net increase in cash and cash equivalents	14,418	740	344	—	15,502
Cash and cash equivalents at beginning of year	18,972	53	(404)	—	18,621

Cash and cash equivalents at end of year	$33,390	$793	$(60)	$—	$34,123

Note 17. Unaudited Quarterly Financial Data

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$454,022	$514,932	$525,997	$551,574	$2,046,525
Gross profit	71,750	76,850	80,893	87,069	316,562
Income (loss) from continuing operations	3,629	(24,892)	16,644	18,383	13,764
Net income (loss)	3,057	(66,552)	15,805	9,293	(38,397)
Basic earnings per share:
Income (loss) from continuing operations	$0.04	$(0.30)	$0.20	$0.22	$0.16
Net income (loss)	0.03	(0.79)	0.19	0.11	(0.46)
Diluted earnings per share:
Income (loss) from continuing operations	0.04	(0.30)	0.19	0.21	0.16
Net income (loss)	0.03	(0.79)	0.18	0.11	(0.44)
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$374,228	$433,934	$468,397	$479,646	$1,756,206
Gross profit	62,313	71,857	74,774	82,554	291,498
Income from continuing operations	8,563	6,667	15,572	1,107	31,909
Net income	7,000	5,865	15,177	1,055	29,097
Basic earnings per share:
Income from continuing operations	$0.11	$0.08	$0.19	$0.01	$0.39
Net income	0.09	0.07	0.19	0.01	0.36
Diluted earnings per share:
Income from continuing operations	0.10	0.08	0.18	0.01	0.37
Net income	0.09	0.07	0.18	0.01	0.34

        The above financial information for each quarter reflects all normal and recurring adjustments. The above income from continuing operations for the second quarter of 2004 reflects the reclassification of $7.2 million of pre-tax charges to discontinued operations. Such costs, which were associated with obligations related to SureBeam, and discontinued in prior years, were previously reported as asset impairment charges in continuing operations in the second quarter of 2004. The above net income figure in the fourth quarter includes an additional $7.2 million pre-tax charge associated with the obligations related to SureBeam.

        The 2004 net income includes pre-tax merger, investigation and pre-tax settlement costs of $59.9 million, asset impairment charges of $15.5 million, legal and other professional fees of $2.9 million related to the SureBeam bankruptcy settlement and the defense of the SureBeam-related class action litigation and a loss on investments of $3.9 million. The 2003 net income includes an estimated impairment charge of $15.8 million related to Titan's former subsidiary, SureBeam Corporation, debt extinguishment costs of $12.4 million and a loss on investments of $6.2 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

        On December 14, 2004, the Board of Directors adopted a new Code of Ethics, Standards of Conduct and Operating Principles that applies to all directors and employees, including company consultants and independent contractors. This Code replaced the Code of Ethics we previously adopted. The new Code of Ethics was filed as an exhibit to a Current Report on Form 8-K filed with the SEC and is posted on Titan's web site. In addition, we restructured the administration of our Code of Ethics, Standards of Conduct and Operating Principles and other standards. The Board of Directors appointed a Corporate Vice President of Compliance & Ethics as the officer responsible for the compliance and ethics duties of the company. The Board of Directors also established a Corporate Compliance and Ethics Council to have overall administrative responsibility for Titan's codes, standards and related policies, including establishing policies and procedures relating to complaints of misconduct or incidents reported to management directly or via the ethics hotline maintained by the company. The members of the Ethics Council are the Chief Executive Officer, Executive Vice President of Operations, General Counsel, Vice President of Compliance & Ethics, Vice President of Human Resources and the Corporate Controller.

Internal Control Over Financial Reporting

(a) Management's Annual Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the reliability of financial reporting, the preparation and fair presentation of published financial statements, as well as to safeguard the company's assets from unauthorized use or disposition.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate due to changes in conditions, or that that degree of compliance with the policies and procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion of this evaluation. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2004. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management's assessment of internal control over financial reporting.

(b) Attestation Report of our Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Titan Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that The Titan Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Titan Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Titan Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Titan Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31,

2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Titan Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. Our report dated March 16, 2005 on those consolidated financial statements and financial statement schedule refers to a change in the method of accounting for goodwill.

/s/ KPMG LLP

San Diego, California
March 16, 2005

(c) Changes in Control Over Financial Reporting

        An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

        On March 11, 2005, Titan entered into agreements to renew the term of the Employment Agreements previously entered into with Nicholas Costanza, Senior Vice President, General Counsel and Secretary, and Mark Sopp, Senior Vice President, Chief Financial Officer and Treasurer. These agreements renew the terms of the original agreements, on the same terms, for an additional two years. Copies of these agreements are attached to this annual report as Exhibits 10.31 and 10.33.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors, Executive Officers, Promoters and Control Persons

        The information required by Item 10 with respect to the directors and the executive officers of the company is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

Code of Ethics

        We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, which we refer to as our Code of Ethics, Standards of Conduct and Operating Principles. The Code of Ethics, Standards of Conduct and Operating Principles is available on our website at http://www.titan.com. Stockholders may request a free copy of our of Ethics, Standards of Conduct and Operating Principles from:

  The Titan Corporation
  Attention: Secretary
  3033 Science Park Road
  San Diego, California 92121
  (858) 552-9500

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

        The information required by Item 14 is incorporated herein by this reference to Titan's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

  (a)
  (1)   and (2). The Financial Statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page 53.

  (c)
  Exhibits.

Exhibit Index

3.1	The Company's Certificate of Increase of Series A Junior Participating Preferred Stock dated as of May 13, 2003, which was Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2004, is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 2, 2000, which was Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2004, is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of October 21, 1998, which was Exhibit No. 3.1 to the Company's Quarterly Report on Form 10-Q, filed November 16, 1998, is incorporated herein by this reference. The Company's Certificate of Amendment of Restated Certificate of Incorporation dated as of June 30, 1987, which was Exhibit 3.2 to the Company's 1987 Annual Report on Form 10-K, filed March 29, 1988, is incorporated herein by this reference. The Company's Restated Certificate of Incorporation dated as of November 6, 1986, which was Exhibit No. 3.1 to the Company's 1987 Annual Report on Form 10-K, filed March 29, 1988, is incorporated herein by this reference.	*
3.2	Amendment to the Bylaws of the Company, dated February 4, 2005.
3.3
	Amendments to Bylaws of the Company, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to the Company's 2001 Annual Report on Form 10-K, filed April 1, 2002, are incorporated herein by this reference. The Company's Bylaws, which were Exhibit 3.3 to the Company's 1999 Annual Report on Form 10-K/405, filed March 30, 2000, are incorporated herein by this reference.	*
4.1
	Rights Agreement, dated as of August 21, 1995, between The Titan Corporation and American Stock Transfer and Trust Company, which was Exhibit 1 to the Company's Form 8-A, dated August 25, 1995, is incorporated herein by this reference.	*
4.2
	Indenture dated as of May 15, 2003 among The Titan Corporation, as issuer of 8% Senior Subordinated Notes due 2011, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, which was Exhibit 4.1 to the Registration Statement on Form S-4 (SEC File No. 33-106911) filed by the Company on July 9, 2003, is incorporated herein by this reference.	*
4.3
	First Supplemental Indenture dated February 25, 2004, among The Titan Corporation, Deutsche Bank Trust Company Americas, LMC LLC One, LLC and Lockheed Martin Corporation, which was Exhibit 4.2 to Post-Effective Amendment No. 2 to a Registration Statement on Form S-4 (SEC File No. 333-106911-15), filed by the Company on February 9, 2004, is incorporated herein by this reference.	*
4.4
	Registration Rights Agreement dated as of May 15, 2003 by and among The Titan Corporation, the Guarantors named therein and Credit Suisse First Boston LLC, Goldman, Sachs & Co., and Wachovia Securities, Inc., which was Exhibit 4.8 to the Registration Statement on Form S-4 filed by the Company on July 9, 2003, is incorporated herein by this reference.	*

10.1
	1992 Directors' Stock Option Plan which was filed in the 1993 definitive proxy statement and was Exhibit 10.14 to the Company's 1992 Annual Report on Form 10-K, filed March 29, 1993, is incorporated herein by this reference.	*
10.2
	Stock Option Plan of 1994, which was filed in the 1994 definitive proxy statement and was Exhibit 10.17 to the Company's 1993 Annual Report on Form 10-K, filed April 14, 1994, is incorporated herein by this reference.	*
10.3	Amendment to Stock Option Plan of 1994, which was Exhibit 10.3 to the Company's 1999 Annual Report on Form 10-K, filed May 23, 2000, is incorporated herein by this reference.	*
10.4	1995 Employee Stock Purchase Plan, which was Exhibit 4 to the Company's Form S-8, dated December 18, 1995, is incorporated herein by this reference.	*
10.5
	Executive Severance Plan entered into by the Company with Ronald B. Gorda, which was Exhibit 6(a)(10) to the Company's Quarterly Report on Form 10-Q, dated November 13, 1995, is incorporated herein by this reference.	*
10.6
	1996 Directors' Stock Option and Equity Participation Plan, which was filed in the 1996 definitive proxy statement and was Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K, filed April 1, 1996, is incorporated herein by this reference.	*
10.7	Stock Option Plan of 1997, which was filed in the Company's 1997 Definitive Proxy Statement as Appendix A, filed April 14, 1997, is incorporated herein by this reference.	*
10.8	Amendment to Stock Option Plan of 1997, which was Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K, filed May 23, 2000, is incorporated herein by this reference.	*
10.9	The Titan Corporation 2000 Employee Stock Purchase Plan, which was Exhibit 4.1 to the Company's Form S-8, dated July 11, 2000, is incorporated herein by this reference.	*
10.10
	The Titan Corporation 2000 Employee and Director Stock Option and Incentive Plan, which was Exhibit 4.2 to the Company's Form S-8 (No. 333-41140), dated July 11, 2000, is incorporated herein by this reference.	*
10.11
	Form of Restricted Stock Grant Notice pursuant to 2000 Employee and Director Stock Option and Incentive Plan including the Form of Assignments Separate from Certificate and the Form of Joint Escrow Instructions, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 1, 2004, is incorporated herein by this reference.	*
10.12	The Titan Corporation 2002 Employee Stock Purchase Plan, which was Exhibit 99.2 to the Company's Form S-8 (No. 333-103751), dated March 11, 2003, is incorporated herein by this reference.	*
10.13
	The Titan Corporation 2002 Employee and Director Stock Option and Incentive Plan, which was Exhibit 99.1 to the Company's Form S-8 (No. 333-103751), filed March 11, 2003, is incorporated herein by this reference.	*
10.14	Form of Incentive Stock Option Agreement pursuant to the 2002 Employee and Director Stock Option and Incentive Plan.
10.15	Form of Nonqualified Stock Option Agreement pursuant to the 2002 Employee and Director Stock Option and Incentive Plan.

10.16
	Lease Agreement dated as of July 9, 1991, by and between Torrey Pines Limited Partnership, a California limited partnership, as landlord, and the Company, as tenant, which was Exhibit 10.1 to the Company's Form 8-K, dated July 11, 1991, is incorporated herein by this reference.	*
10.17
	Agreement of Lease by and between NBP 220, LLC and the Company ("220 National Business Park"), dated March 31, 2003, including all exhibits and attachments, which was filed as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q, dated May 15, 2003, is incorporated herein by this reference.	*
10.18
	Deed of Lease dated April 1, 2003, by and between Two Freedom Square, L.L.C. and the Company, including all exhibits and attachments, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, dated May 15, 2003, is incorporated herein by this reference.	*
10.19
	Loan and Security Agreement, dated December 29, 1995, by and between the Company and Capital Associates International, Inc., which was Exhibit 10.17 to the Company's 1995 Annual Report on Form 10-K, filed April 1, 1996, is incorporated herein by this reference.	*
10.20
	Rider dated August 13, 1996, to Loan and Security Agreement dated December 29, 1995 by and between the Company and Capital Associates International, Inc. which was Exhibit 10.28 to the Company's 1996 Annual Report on Form 10-K, filed March 31, 1997, is incorporated herein by this reference.	*
10.21
	Loan Facility Agreement dated as of December 10, 1999 among Titan Africa, Inc., Office des Postes et Telecommunications of the State of Benin, Banque Belgolaise, Eco Bank Benin, Banque Ouest Africain pour le Developpement, Banque Internationale du Benin, Continental Bank Benin and Bank of Africa Benin, which was Exhibit 10.32 to the Company's 1999 Annual Report on Form 10-K, filed May 23, 2000, is incorporated herein by this reference.	*
10.22
	Senior Secured Credit Agreement dated as of May 23, 2002, among the Company, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank—California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 23, 2002, and filed June 21, 2002 is incorporated herein by this reference.	*
10.23
	Insurance Certificates, which are Annex I to Exhibit D to the Senior Secured Credit Agreement dated as of May 23, 2002, among the Company, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, the Bank of Nova Scotia and Comerica Bank—California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc. as Documentation Agents, which were Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated May 23, 2002 and filed August 9, 2002, are incorporated herein by this reference.	*
10.24
	The Titan Corporation Deferred Compensation Plan, Master Plan Document effective January 1, 2002, which was Exhibit 10.54 to the Company's 2001 Annual Report on Form 10-K, filed April 1, 2002, is incorporated herein by this reference.	*
10.25
	Amendment 2003-1 to The Titan Corporation Deferred Compensation Plan effective July 1, 2002, which was Exhibit 10.26 to the Company's 2003 Annual Report on Form 10-K, filed March 10, 2004, is incorporated herein by this reference.	*

10.26
	Amendment 2003-2 to The Titan Corporation Deferred Compensation Plan effective November 18, 2003, which was Exhibit 10.27 to the Company's 2003 Annual Report on Form 10-K, filed March 10, 2004, is incorporated herein by this reference.	*
10.27
	Executive Severance Plan entered into by the Company with Gene W. Ray and Nicholas J. Costanza, which was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K, filed May 23, 2000, is incorporated herein by this reference.	*
10.28
	Amendment to Executive Agreement by and between the Company and Dr. Gene W. Ray dated September 14, 2003, which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 10, 2003, is incorporated herein by this reference.	*
10.29
	Amendment to Executive Agreement by and between the Company and Nicholas J. Costanza dated September 14, 2003, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed November 10, 2003, is incorporated herein by this reference.	*
10.30
	Employment Agreement made and entered into as of April 2, 2003 by and between the Company and Dr. Gene W. Ray, which was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated May 15, 2003, is incorporated herein by this reference.	*
10.31	Employment Agreement Extension made and entered into as of March 11, 2005 by and between the Company and Mark W. Sopp.
10.32
	Employment Agreement made and entered into as of April 2, 2003 by and between the Company and Mark W. Sopp, which was filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, dated May 15, 2003, is incorporated herein by this reference.	*
10.33	Employment Agreement Extension made and entered into as of March 11, 2005 by and between the Company and Nicholas J. Costanza.
10.34
	Employment Agreement made and entered into as of April 2, 2003 by and between the Company and Nicholas J. Costanza, which was filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, dated May 15, 2003, is incorporated herein by this reference.	*
10.35	Description of Director Compensation.
10.36
	Executive agreement dated August 20, 2003, by and between the Company and Mark W. Sopp, which was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated November 10, 2003, is incorporated herein by this reference.	*
10.37
	Settlement Agreement dated as of March 4, 2004 by and between the Company and Richard Kipperman solely in his capacity as the Chapter 7 trustee for SureBeam Corporation and for SB Operating Co, LLC, which was filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed March 10, 2004, is incorporated herein by this reference.	*
10.38
	Form of Executive Agreement between the Company and Executive, entered into in June 2004 by the Company with each of Lawrence J. Delaney, Allen D. Branch, Thomas J. Brennan, A. Anton Fredrickson, Ronald B. Gorda, Robert J. Osterloh, Earl A. Pontius, Leslie A. Rose, and Paul W. Sullivan, which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 9, 2004, is incorporated herein by this reference.	*

10.39
	Amendment to Senior Secured Credit Agreement dated as of May 7, 2003, among the Company, as the Borrower, various financial institutions from time to time, as the Lenders, Wachovia Bank, National Association as Administrative Agent, The Bank of Nova Scotia and Comerica Bank-California as Syndication Agents, and Branch Banking and Trust Company and Toronto Dominion (New York), Inc., as Documentation Agents, which was Exhibit 10.23 to the Company's 2003 Annual Report on Form 10-K, filed March 10, 2004, is incorporated herein by this reference.	*
10.40
	Amendment No. 2 to Senior Credit Agreement dated as of September 2, 2004 between the Company and a syndicate of financial institutions, which was filed as Exhibit 10.1 to the Company's Form 8-K, filed on September 7, 2004, is incorporated herein by this reference.	*
10.41
	Plea Agreement among The Titan Corporation, the United States Attorney's Office, and the Department of Justice, as filed with the United States District Court for the Southern District of California on March 1, 2005, which was filed as Exhibit 10.1 to the Company's Form 8-K on March 3, 2005, is incorporated herein by this reference.	*
10.42
	Consent of Defendant Titan Corporation to Entry of Judgment, as filed with the United States District Court for the District of Columbia on March 1, 2005, with the form of Final Judgment attached, which was filed as Exhibit 10.2 to the Company's Form 8-K on March 3, 2005, is incorporated herein by this reference.	*
10.43
	Administrative Settlement Agreement between The Titan Corporation and the Department of the Navy, dated March 2, 2005, which was filed as Exhibit 10.3 to the Company's Form 8-K on March 3, 2005, is incorporated herein by this reference.	*
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company as of March 4, 2005.
23	Consent of KPMG LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TITAN CORPORATION
March 16, 2005	By:	/s/ GENE W. RAY Gene W. Ray, Chief Executive Officer and Chairman of the Board

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

Signature	Title	Date
/s/ GENE W. RAY Gene W. Ray	Chief Executive Officer and Chairman of the Board	March 16, 2005
/s/ MARK W. SOPP Mark W. Sopp	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ MICHAEL B. ALEXANDER Michael B. Alexander	Director	March 16, 2005
/s/ EDWARD H. BERSOFF, PH.D. Edward H. Bersoff, Ph.D.	Director	March 16, 2005
/s/ JOSEPH F. CALIGIURI Joseph F. Caligiuri	Director	March 16, 2005
/s/ PETER A. COHEN Peter A. Cohen	Lead Director	March 16, 2005

/s/ DANIEL J. FINK Daniel J. Fink	Director	March 16, 2005
/s/ SUSAN GOLDING Susan Golding	Director	March 16, 2005
/s/ ROBERT M. HANISEE Robert M. Hanisee	Director	March 16, 2005
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 16, 2005
/s/ JAMES ROTH James Roth	Director	March 16, 2005

THE TITAN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003, and 2002

(in thousands of dollars)

	Balance at beginning of year	Additions (charges to expense)(a)	Charged to Other Accounts	Deductions	Balance at end of year
2004:
Accrued exit charges	$27,928	$1,493	$1,746	$12,391	$15,284
Allowance for doubtful accounts	3,547	620	—	759	3,408
2003:
Accrued exit charges	$37,761	$—	$—	$9,833	$27,928
Allowance for doubtful accounts	6,699	1,818	213	4,757	3,547
Accrual for estimated losses for discontinued operations	266	—	—	266	—
2002:
Accrued exit charges	$—	$53,317	$—	$15,556	$37,761
Accrued merger and integration costs	1,298	—	—	1,298	—
Allowance for doubtful accounts	5,104	4,149	—	2,554	6,699
Accrual for estimated losses for discontinued operations	17,004	11,014	—	27,752	266

(a)
Includes $117 added through acquisitions in 2002.

(b)
Valuation allowance for unbilled receivables not in accrued merger and integration costs.

        Following is a description of all exit charges and acquisition and integration charges:

Fiscal 2002 Charges

        Included in the year ended December 31, 2002 is $53.3 million of restructuring costs related to the merger of Titan Systems into Titan on September 25, 2002 and exit charges related to the shutdown of Cayenta's headquarters. Approximately $11.7 million of these exit charges are related to the shutdown of the Cayenta headquarters and network operations center, which includes employee termination costs and other liabilities of approximately $4.5 million, lease commitment costs of approximately $4.8 million, and non-cash asset impairment charges of approximately $2.4 million relating primarily to the unamortized leasehold improvements and other fixed assets at the Cayenta headquarters. The remaining lease commitment costs are expected to be paid through future periods ending in January 2007. Included in the employee termination costs are 33 personnel reductions.

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

QuickLinks

PART I
  Item 1. Business.
2004 Revenue by Customer
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters To a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data (in thousands of dollars, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Index to Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands of dollars, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data, or as otherwise noted)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, and Financial Statement Schedules.
SIGNATURES