Form 10-Q
period 2005-03-31
TITAN CORP
filed 2005-05-06
CIK 32258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6035

THE TITAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-2588754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3033 Science Park Road San Diego, California	92121-1199
(Address of Principal Executive Offices)	(Zip Code)
(858) 552-9500 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐.

        The number of shares of registrant's common stock outstanding as of April 29, 2005, was 85,307,245.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TITAN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues	$558,993	$454,022

Costs and expenses:
Cost of revenues	470,495	382,272
Selling, general and administrative	40,592	35,889
Research and development	3,591	3,418
Merger, investigation and settlement costs (Note 2)	5,818	17,579

Total costs and expenses	520,496	439,158

Operating profit	38,497	14,864
Interest expense	(9,971)	(9,116)
Interest income	289	163
Net gain on sale of assets	—	563

Income from continuing operations before income taxes	28,815	6,474
Income tax provision	10,662	2,843

Income from continuing operations	18,153	3,631
Income (loss) from discontinued operations, net of tax (Note 4)	859	(572)

Net income	19,012	3,059
Dividend requirements on preferred stock	—	(190)

Net income applicable to common stock	$19,012	$2,869

Basic earnings (loss) per share:
Income from continuing operations	$0.21	$0.04
Income (loss) from discontinued operations, net of tax	0.01	(0.01)

Net income	$0.22	$0.03

Weighted average shares	84,802	82,767

Diluted earnings (loss) per share:
Income from continuing operations	$0.21	$0.04
Income (loss) from discontinued operations, net of tax	0.01	(0.01)

Net income	$0.22	$0.03

Weighted average shares	87,831	86,884

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,322	$16,672
Accounts receivable—net	519,480	515,386
Inventories	21,487	21,336
Prepaid expenses and other	23,160	29,039
Deferred income taxes	84,441	95,390
Current assets of discontinued operations (Note 4)	—	1,665

Total current assets	667,890	679,488
Property and equipment—net	55,976	57,542
Goodwill	464,469	464,469
Intangible assets	18,513	19,819
Other assets—net	38,028	41,599
Deferred income taxes	52,651	52,647
Non-current assets of discontinued operations (Note 4)	23,387	26,469

Total assets	$1,320,914	$1,342,033

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$3,500
Accounts payable	96,560	116,032
Current portion of long-term debt	36	500
Accrued compensation and benefits	77,911	98,368
Other accrued liabilities	95,427	115,168
Current liabilities of discontinued operations (Note 4)	9,082	20,995

Total current liabilities	282,516	354,563

Long-term portion of amounts outstanding under line of credit	381,875	352,750

Senior subordinated notes	200,000	200,000

Other long-term debt	479	491

Other non-current liabilities	51,039	52,831

Non-current liabilities of discontinued operations (Note 4)	33,064	33,318

Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $1 par value, authorized 5,000,000 shares:
Series A junior participating, designated 1,000,000 authorized shares: None issued	—	—
Common stock, $.01 par value, authorized 200,000,000 shares: 85,258,168 and 84,779,939 shares issued and outstanding as of March 31, 2005 and March 31, 2004, respectively	853	848
Capital in excess of par value	689,760	684,934
Deferred compensation	(35)	(53)
Accumulated deficit	(317,606)	(336,618)
Treasury stock at cost: 278,652 shares	(1,031)	(1,031)

Total stockholders' equity	371,941	348,080

Total liabilities and stockholders' equity	$1,320,914	$1,342,033

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$18,153	$3,631
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of effects of net assets sold:
Depreciation and amortization	3,966	3,981
Deferred income taxes and other	11,043	3,392
Deferred compensation	18	517
Changes in operating assets and liabilities, net of effects of net assets sold:
Accounts receivable	(4,094)	(44,609)
Inventories	(151)	(3,911)
Prepaid expenses and other assets	6,894	(2,842)
Accounts payable	(19,472)	(4,525)
Accrued compensation and benefits	(20,457)	161
Accrual for settlement charge	(28,500)	—
Other liabilities	10,338	18,529

Net cash used by continuing operations	(22,262)	(25,676)

Income (loss) from discontinued operations	859	(572)
Proceeds from divestiture of businesses (Note 4)	7,491	—
Changes in net assets and liabilities of discontinued operations	(11,815)	(493)

Net cash used by discontinued operations	(3,465)	(1,065)

Net cash used by operating activities	(25,727)	(26,741)

Cash Flows from Investing Activities:
Capital expenditures	(2,027)	(8,863)
Proceeds from sale of investments and net assets	—	2,880
Earnout payment related to prior year acquisition	—	(1,781)
Other investments	—	(17)
Other	33	563

Net cash used in investing activities	(1,994)	(7,218)

Cash Flows from Financing Activities:
Additions to debt	29,125	30,000
Retirements of debt	(476)	(26)
Preferred stock redemption (Note 3)	—	(12,518)
Proceeds from exercise of stock options and other	1,732	5,632
Dividends paid	—	(190)
Other	(10)	(30)

Net cash provided by financing activities	30,371	22,868

Effect of exchange rate changes on cash	—	(131)

Net increase (decrease) in cash and cash equivalents	2,650	(11,222)
Cash and cash equivalents at beginning of period	16,672	26,974

Cash and cash equivalents at end of period	$19,322	$15,752

See supplemental cash flow information in Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands of dollars, except per share data)

	Cumulative Convertible Preferred Stock	Common Stock	Capital In Excess of Par Value	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2005
Balances at December 31, 2004	$—	$848	$684,934	$(53)	$(336,618)	$—	$(1,031)	$348,080
Exercise of stock options and other	—	2	1,730	—	—	—	—	1,732
Amortization of deferred compensation	—	—	—	18	—	—	—	18
Shares issued under the employee stock purchase plan	—	3	3,096	—	—	—	—	3,099
Net income	—	—	—	—	19,012	—	—	19,012

Balances at March 31, 2005	$—	$853	$689,760	$(35)	$(317,606)	$—	$(1,031)	$371,941

Three Months Ended March 31, 2004
Balances at December 31, 2003	$687	$822	$670,733	$(1,584)	$(298,221)	$(215)	$(813)	$371,409
Exercise of stock options and other	—	11	5,749	—	—	—	(128)	5,632
Redemption of preferred stock (Note 3)	(626)	—	(11,892)	—	—	—	—	(12,518)
Conversion of preferred stock	(61)	—	61	—	—	—	—	—
Amortization of deferred compensation	—	—	—	517	—	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	(131)	—	(131)
Shares issued under the employee stock purchase plan	—	3	2,715	—	—	—	—	2,718
Dividends on preferred stock—Cumulative convertible, $.28 per share	—	—	(190)	—	—	—	—	(190)
Net income	—	—	—	—	3,059	—	—	3,059

Balances at March 31, 2004	$—	$836	$667,176	$(1,067)	$(295,162)	$(346)	$(941)	$370,496

The accompanying notes are an integral part of these consolidated financial statements.

THE TITAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(in thousands, except share and per share data, or as otherwise noted)

Note (1) Basis of Financial Statement Preparation

        The accompanying consolidated financial information of The Titan Corporation and its subsidiaries (Titan or the Company) should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K to the Securities and Exchange Commission (SEC) for the year ended December 31, 2004. The accompanying financial information includes substantially all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

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

Significant Accounting Policies

        Reclassifications.    Certain reclassifications have been made to the prior year presentation to conform to the 2005 presentation.

        Stock-Based Compensation.    As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Titan has elected to continue to apply the intrinsic value based method of accounting for stock options and has adopted the disclosure only provisions of the fair value method contained in SFAS No. 123. Compensation cost, if any, is measured as the excess of the quoted market price of Titan's stock on the date of grant over the exercise price of the grant. Had compensation cost for Titan stock-based compensation plans been determined based on the fair value method at the grant dates for awards under those plans, our results of operations would have been reduced to the pro forma amounts indicated below:

		Three months ended March 31,
		2005	2004
Net income, as reported		$19,012	$3,059
Add:	Total stock-based compensation expense in reported net income, net of tax related benefits	11	290
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of tax related effects	(1,818)	(1,630)

Net income, pro forma		$17,205	$1,719

Earnings per share:
	Basic as reported	$0.22	$0.03
	Basic pro forma	$0.20	$0.02
	Diluted as reported	$0.22	$0.03
	Diluted pro forma	$0.20	$0.02

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

Note (2) Merger, Investigation and Settlement Costs

        On June 26, 2004, Lockheed Martin Corporation terminated the merger agreement pursuant to which Lockheed Martin was to have acquired Titan. The merger agreement was entered into in September 2003 and amended in March 2004 and April 2004 to provide additional time for Titan to resolve the Securities and Exchange Commission (SEC) and Department of Justice (DoJ) investigations under the Foreign Corrupt Practices Act (FCPA) (see Note 7).

        On March 1, 2005, Titan settled the government investigations related to the FCPA. In the three months ended March 31, 2005, merger, investigation and settlement costs of $5.8 million, in the accompanying consolidated income statements, include $5.4 million in legal costs related to the resolution of the FCPA investigation and $0.4 million in legal costs stemming from FCPA-related litigation and investigations (see Note 7).

        In the three months ended March 31, 2004, Titan incurred approximately $17.6 million in legal, investment banking, accounting, printing and other professional fees and costs related to the then-proposed merger, which are reflected in merger, investigation and settlement costs in the accompanying consolidated income statements. Approximately $11.9 million of these costs were associated with the comprehensive internal review being conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the DoJ and the investigation by the SEC (see Note 7). Also included are costs of approximately $5.7 million related to the merger transaction itself, including the exchange offer and consent solicitation for Titan's senior subordinated notes and the redemption of Titan's preferred stock, both of which were conditions to close the then-proposed merger.

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

Note (4) Discontinued Operations

        In June 2004, Titan's board of directors decided to sell or otherwise divest its Datron World Communications business (Datron World) and its Titan Scan Technologies service business (Scan Services). These non-core operations did not perform to management's expectations, and their divestiture would allow Titan to better focus on its core National Security Solutions business. Subsequently, in November 2004, Titan sold its Datron World business for approximately $4.7 million, resulting in a loss of approximately $2.0 million. Additionally, in February 2005, Titan sold Scan Services for $4.9 million, resulting in a gain of $0.2 million. In connection with the sale, Titan assigned its lease on one facility to the buyer, but remained liable for facilities restoration costs on this facility. Prior to its sale, Scan Services generated revenues for the first quarter of 2005 of $0.6 million. These businesses have been reported as discontinued operations in accordance with SFAS No. 144, and all periods presented have been restated accordingly to reflect these operations as discontinued.

        In July 2002, Titan's board of directors decided to exit all of its international telecommunications businesses by selling and winding down its operations within its previously reported Titan Wireless segment. Titan immediately began implementing these actions, which were substantially completed during 2003. Titan reported this exit of the Titan Wireless segment as a discontinued operation in accordance with SFAS No. 144.

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

        Related to Titan's contract with the OPT, Titan has a $37.7 million gross receivable due from the OPT, less a reserve of $14.3 million, which is reflected as a net $23.4 million in non-current assets of discontinued operations as of March 31, 2005. The $23.4 million receivable is equal to the outstanding balance on the non-recourse loan, drawn to cover subcontract costs. The $23.4 million balance on the non-recourse loan is included in non-current liabilities of discontinued operations at March 31, 2005. The $14.3 million difference between the gross receivable of $37.7 million and the $23.4 million balance on the non-recourse loan represents amounts currently due from the OPT under the Titan settlement agreement entered into with the OPT in 2003. This agreement contemplated a $25 million payment by the OPT to Titan, which was due in full by November 30, 2003. On December 31, 2003, Titan received a partial payment of $11 million on the settlement. Based on the facts available in the second quarter of 2004, principally the OPT's cash flow deficiencies and inability to obtain adequate financing, Titan recorded a full reserve for the $14.3 million balance outstanding. Notwithstanding this reserve, Titan has commenced an international arbitration against the OPT seeking collection of this receivable. At December 31, 2004, Titan Wireless had an accrual for $10.3 million for estimated costs of resolving a contingent liability with a subcontractor related to this project. In February 2005, Titan received a demand for full payment from the subcontractor, based on an international arbitration ruling which Titan was in the process of appealing. In light of this, Titan and the subcontractor later reached a final settlement whereby, in March 2005, Titan paid $9.0 million in full settlement of the matter, resulting in a gain of $1.3 million in the first quarter of 2005.

        A summary of the utilization of exit and restructuring accruals related to the Titan Wireless discontinued operation during the three months ended March 31, 2005 is as follows:

	Balance December 31, 2004	Cash Paid	Change in Estimate	Balance March 31, 2005
Titan Wireless:
Contingent liability with subcontractor	$10,311	$(8,980)	$(1,331)	$—
Estimated exit costs	3,192	(360)	(484)	2,348

	$13,503	$(9,340)	$(1,815)	$2,348

        On June 2, 2004, Titan sold Cayenta Canada, its remaining commercial information technology business for a net $5.6 million in cash, with no resulting gain or loss recorded on the sale. Titan recorded current liabilities related to this sale of approximately $1.8 million related to potential purchase price adjustments due to the buyer and transaction-related costs and indemnification obligations related to the sale. Additionally, Titan had previously guaranteed performance on several customer contracts and leased a facility that was subleased to Cayenta Canada. Although the buyer agreed to indemnify Titan for performance on certain of these contracts and subleased the facility, Titan was not released from its obligations under these guarantees or under the facility lease. The face value of the performance guarantees is approximately $14 million at March 31, 2005. Substantially all of the guarantees were issued prior to December 31, 2003 and are therefore not required to be recognized and measured under the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." Titan has not had to make any payments with respect to performance guarantees provided to customers of this business since Titan acquired the business in 1999 and has not provided any reserves for these contingencies at March 31, 2005, based on management's assessment that such payments are not probable of being made.

        In October 2001, Titan adopted a definitive plan to spin off SureBeam in the form of a tax-free dividend to Titan stockholders within the next 12 months from that date. At the time Titan adopted the plan to spin-off SureBeam, in accordance with APB No. 30, Titan accounted for SureBeam as a discontinued operation. On August 5, 2002, Titan's remaining ownership interest in SureBeam was spun-off to Titan stockholders as a tax-free dividend. Prior to the adoption of the spin-off plan, Titan reported the SureBeam business as a separate segment.

        In January 2004, SureBeam began liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. During 2004, as a result of the bankruptcy proceedings, Titan assumed certain lease obligations and idle facilities which were previously guaranteed by Titan. Additionally, and since the time of the completion of the bankruptcy proceedings, Titan has incurred expenses and recorded charges related to these lease obligations and idle facilities that have been accounted for in discontinued operations, as such guarantees on the obligations of SureBeam existed at the time SureBeam was originally discontinued in October 2001. In the second and fourth quarters of 2004, the Company recorded charges aggregating $14.4 million to accrue the estimate of the shortfall between the amount of the SureBeam lease guarantees and the amount expected to be recovered by subleasing activities and for amounts to be incurred for facilities restoration costs.

        As of March 31, 2005, the total amount of the accrual remaining to cover the aforementioned costs was $13.4 million, reflecting an approximate $0.5 million use of the accrual for lease payments made on idle facilities in the quarter. To date, Titan has not yet subleased or otherwise transferred any of the guaranteed leases or lease obligations to third parties. The gross obligations under leases and lease guarantees is approximately $21.0 million.

        In relation to SureBeam's strategic alliance with Hawaii Pride, Titan has guaranteed repayment of Hawaii Pride's bank debt up to the greater of SureBeam's equity interest in Hawaii Pride (which is zero), or 19.9% of Hawaii Pride's $6.8 million, 15-year loan from its lender, WebBank. As of March 31, 2005, Titan has guaranteed approximately $1.1 million, or 19.9% of the current loan balance of $5.3 million. In the event that Hawaii Pride defaults on the loan, Titan currently expects to be obligated to cover any defaults on the entire outstanding balance of the loan if the default is not cured within 90 days. In late October 2003, Titan was notified by Hawaii Pride that Hawaii Pride had stopped receiving financial support from SureBeam and did not have sufficient cash resources to make its monthly principal and interest payments to WebBank. Titan subsequently extended a credit facility to Hawaii Pride of up to a maximum of $0.8 million in principal to cover shortfalls in debt service payments. This facility is secured by a second lien on the assets of Hawaii Pride, including a second mortgage on its facility. As of March 31, 2005, Titan has loaned approximately $0.6 million to Hawaii Pride and, to Titan's knowledge, Hawaii Pride is current in its debt service to WebBank. All amounts outstanding under the Titan credit facility are required to be repaid in twenty equal quarterly installments commencing on October 1, 2005.

Income Statement Summary

        Following is a summary of the income (loss) from discontinued operations for 2005 and 2004:

	Three months ended March 31,
	2005	2004
Loss from discontinued operations	$(636)	$(1,092)
Gain on subcontractor liability settlement	1,331	—
Change in estimated exit costs	484	—
Gain on sale of businesses, net	185	—

	1,364	(1,092)
Tax expense (benefit)	505	(520)

Net income (loss)	$859	$(572)

Balance Sheet Summary

        Following is a table of all related balance sheet categories for discontinued operations:

	As of March 31, 2005	As of December 31, 2004
Current assets of discontinued operations:
Accounts receivable, inventory and other	$—	$1,665

	$—	$1,665

Non-current assets of discontinued operations:
Accounts receivable	$23,387	$23,387
Fixed assets and other	—	3,082

	$23,387	$26,469

Current liabilities of discontinued operations:
Subcontractor contingency reserve	$—	$10,311
Lease obligations and facilities restoration	4,691	5,095
Exit costs	2,348	3,192
Other	2,043	2,397

	$9,082	$20,995

Non-current liabilities of discontinued operations:
Non-recourse loan	$23,387	$23,387
Lease obligations and facilities restoration	9,677	9,931

	$33,064	$33,318

Note (5) Debt

Senior Credit Facility

        On May 23, 2002, Titan entered into an agreement with Wachovia Bank, National Association and Wachovia Securities for a $485 million senior credit facility from a syndicate of commercial banks including Wachovia Securities acting as sole lead arranger and Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Comerica Bank as Co-Syndication Agents and Branch Banking and Trust Company and Toronto Dominion Bank as Co-Documentation Agents and other financial institutions. The senior credit facility is comprised of an aggregate credit commitment of $485 million, consisting of a seven-year term loan in an aggregate principal amount of $350 million and a six-year $135 million revolving credit facility. The seven-year term loan matures on June 30, 2009, and the senior revolver matures on May 28, 2008.

        At March 31, 2005, total borrowings outstanding under Titan's senior credit facility were $385.4 million at a weighted average interest rate of 5.34%. Commitments under letters of credit, which reduce availability under the senior credit facility, were approximately $4.2 million at March 31, 2005, resulting in approximately $85.8 million of borrowing availability on the senior revolver at March 31, 2005. Of the total outstanding borrowings, $3.5 million was short-term. At March 31, 2005, Titan was in compliance with all financial covenants under its various debt agreements; which are comprised of a maximum total debt to EBITDA ratio of 4.75 to 1.0, a maximum total senior debt to EBITDA ratio of 3.0 to 1.0, a minimum interest coverage ratio of 3.0 to 1.0; a minimum fixed charge coverage ratio of 1.35 to 1.0 and a minimum net worth of approximately $277.0 million at March 31, 2005. The remaining unamortized deferred costs and expenses of $6.6 million related to the senior credit facility, which were incurred primarily in 2002, are included in "Intangible Assets" at March 31, 2005 and will be amortized over the remaining term of the senior credit facility, assuming no prepayment is made.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with Titan's current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries, other than Cayenta, guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness (see Note 9).

        On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of substantially identical 8% senior subordinated notes due May 15, 2011 registered under the Securities Act.

        The remaining unamortized deferred costs and expenses of $4.8 million related to the Notes, which were incurred in May 2003, are included in "Intangible Assets" at March 31, 2005, and will be amortized over the term of the Notes, assuming no payment is made.

Note (6) Other Financial Information

Earnings Per Share

        Basic and diluted earnings per share were computed based on net income, less the regular quarterly dividend requirement for preferred stock and the accrued dividend to the date of redemption.

        The following data summarize information relating to the per share computations for income from continuing operations:

	Three months ended March 31, 2005
	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income from continuing operations	$18,153
Basic EPS:
Income from continuing operations available to common stockholders	$18,153	84,802	$0.21
Effect of dilutive securities:
Stock options and warrants	—	3,029	—

Diluted EPS:
Income from continuing operations available to common stockholders	$18,153	87,831	$0.21

	Three months ended March 31, 2004
	Income (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Income from continuing operations	$3,631
Less: preferred stock dividends	(190)

Basic EPS:
Income from continuing operations available to common stockholders	$3,441	82,767	$0.04
Effect of dilutive securities:
Stock options and warrants	—	4,117	—

Diluted EPS:
Income from continuing operations available to common stockholders	$3,441	86,884	$0.04

        In the three months ended March 31, 2005, options and warrants to purchase approximately 893,000 shares of common stock at prices ranging from $17.18 to $29.74 per share were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period. For the three month period ended March 31, 2004, options and warrants to purchase approximately 281,400 shares of common stock at prices ranging from $23.79 to $29.74 per share were not included in the computation of diluted EPS, as their effect was anti-dilutive due to the exercise price being higher than Titan's average market price in the period.

        Approximately 460,100 shares of common stock in the three month period in 2004 that could have been issued from the potential conversion of cumulative convertible preferred stock were not included in the computations of diluted EPS, as the effect would have been anti-dilutive. The change in potential dilution from 2004 to 2005 for the preferred stock is the result of its redemption on March 15, 2004 (see Note 3).

Select Statement of Operations Data

        Included in revenues for the three months ended March 31, 2005, are revenues related to a single contract with the U.S. Army to provide linguist services of $85.0 million, or 15.2% of total revenues, in the three month period. Revenues related to our enterprise information technology contract for U.S. Special Operations Command were $18.9 million, or 3.4%, of total revenues, during the first quarter of 2005. No other single contract accounted for more than 3% of total revenues in the first quarter of 2005.

        The net gain on sale of assets reflected in the consolidated statement of operations for the three months ended March 31, 2004 represents a gain on the sale of certain contracts and related assets and liabilities of $0.9 million, which sale was completed in order to mitigate concerns raised by one customer related to organizational conflict of interest issues arising from the terminated merger with Lockheed Martin. The aforementioned gain was partially offset by a loss of $0.3 million on another sale of certain contracts and related assets and liabilities, which were sold as part of Titan's ongoing strategy to divest non-core assets and operations.

Select Balance Sheet Data

        The following are details concerning certain balance sheet data:

	March 31, 2005	December 31, 2004
Accounts Receivable:
U.S. government—billed	$379,274	$415,889
U.S. government—unbilled	122,222	88,257
Trade	21,431	14,648
Less: Allowance for doubtful accounts	(3,447)	(3,408)

	$519,480	$515,386

Inventories:
Materials	$7,371	$6,988
Work-in-process	10,164	10,107
Finished goods	3,952	4,241

	$21,487	$21,336

        A summary of the utilization of exit and restructuring accruals during the three months ended March 31, 2005 is as follows:

	Balance December 31, 2004	Cash Paid	Change in Estimate	Balance March 31, 2005
Titan Systems restructuring:
Estimated facilities consolidation costs	$14,856	$(1,137)	$400	$14,119

Cayenta headquarters exit costs:
Lease commitment costs	383	(77)	—	306
Employee termination costs and other	45	(26)	—	19

	428	(103)	—	325

	$15,284	$(1,240)	$400	$14,444

        At March 31, 2005, $5.4 million of the exit and restructuring accruals are included in "Other Accrued Liabilities" on the consolidated balance sheet, and $9.0 million are included in "Other Non-current Liabilities." The remaining accrual balance is primarily comprised of amounts due under the excess facilities as a result of facilities consolidation actions, which requires lease payments and other lease costs, net of assumed sublease income, to be paid over the remaining lease terms, which expire in 2009.

  Supplemental Cash Flow Information

        Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2005	2004
Non-cash investing and financing activities:
Shares contributed to employee benefit plans	$3,099	$2,718
Shares tendered for stock option exercises	—	128
Cash paid for interest	$3,527	$4,761
Cash paid for (refunds of) income tax	401	(509)

Note (7) Commitments and Contingencies

Legal Matters

Foreign Corrupt Practices Act Related Investigations

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

        The internal review began with a focus on Titan's Datron World Communications unit, which was discontinued in June 2004 and sold in November 2004, but the internal review later was expanded to a number of Titan's international businesses, including Titan Wireless (which was discontinued in 2002 and was substantially wound down in 2003) and Titan's National ID Card contract in Saudi Arabia. Titan agreed to, and did, provide the Securities and Exchange Commission (SEC) and the Department of Justice (DoJ) with the results of the internal investigation on an ongoing basis. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the DoJ initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Tax Code.

        Titan recorded a provision of $3.0 million as of December 31, 2003 for resolution of the government FCPA investigations. Titan recorded an additional provision of $25.5 million in the second quarter of 2004 to reflect the change in its estimate of the cost of resolving these investigations.

        As a result of the investigation, Titan began to implement significant expanded FCPA and International Traffic in Arms Regulations (ITAR) policies. To lead and oversee those expanded policies, in September 2004, Titan created the position of Vice-President for Compliance and Ethics and hired an experienced executive to fill this position.

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

        On March 1, 2005, in connection with the FCPA settlement, Titan made total payments of $28.5 million, the same figure Titan reserved for this purpose during 2003 and 2004. The total includes a DoJ-recommended fine of $13 million, payments to the SEC consisting of disgorgement of $12.6 million and prejudgment interest of $2.9 million. The Hon. Roger T. Benitez, a judge of the Federal District Court in San Diego, imposed upon Titan a fine of $13 million and a three-year term of supervised probation, both of which are consistent with the DoJ's and Titan's agreed-upon recommendations to the Court. In addition, the sentence imposed by the Court incorporated Titan's agreement to implement a best-practices compliance program designed to detect and deter future violations of the FCPA.

        Further, as a result of Titan's plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this automatic statutory provision, but there is no assurance that Titan will be able to obtain new export licenses in the foreseeable future.

        The plea agreement requires Titan to file an amended corporate tax return for 2002 to correct deductions previously taken with respect to matters at issue in the investigations. The amended tax return will not result in additional taxes, but is estimated to reduce Titan's net operating loss carry forward benefit by approximately $1.3 million. The tax provision effect of the amended tax return was made in the fourth quarter of 2004. Under the Consent to Entry of Final Judgment with the SEC, Titan has retained a qualified independent consultant to review Titan's policies and procedures with respect to its compliance with the FCPA, and Titan has agreed to adopt the consultant's recommendations.

        On March 2, 2005, Titan and the Navy executed an administrative settlement agreement that will allow Titan to continue to conduct business under U.S. government contracts and receive U.S. government contracts. The agreement also provides for Navy monitoring of Titan's compliance activities for three years.

        Titan has an ongoing obligation under indemnity agreements with current and former employees to advance their costs of defense relating to the FCPA investigations and the related class action and derivative litigation described below, subject to the individuals undertaking to repay the costs of defense if it is ultimately determined that such individual is not entitled to be indemnified by Titan.

  Other Legal Matters

        Titan is involved in legal actions in the normal course of its business, including audits and investigations by various governmental agencies that result from its work as a defense contractor. Titan and its subsidiaries are named as defendants in legal proceedings from time to time and third parties, including the government, may assert claims against Titan from time to time. In addition, Titan has acquired companies from time to time that have legal actions pending against them at the time of acquisition. Based upon current information, including consultation with its lawyers, Titan does not believe that the ultimate liability arising from any of these actions, including those discussed below, will materially affect its consolidated financial position. However, the March 1, 2005 FCPA settlement payment materially impacted cash flow and Titan's borrowings under its senior revolver in the first quarter of 2005. Titan's evaluation of the likely impact of these actions, including those discussed below, could change in the future and Titan could have unfavorable outcomes that it does not expect. Any of these matters could have a material adverse effect on Titan's results of operations or cash flows in a future period and could have other adverse effects on Titan's business.

  Stockholder Class Actions

        Since April 2, 2004, two stockholder class action lawsuits have been filed against Titan and certain of its officers, asserting claims under the federal securities laws, which Titan refers to collectively as the "federal securities actions". On September 17, 2004, these class action lawsuits were consolidated as In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), a consolidated purported class action filed before the U.S. District Court for the Southern District of California. The federal securities action purports to be brought on behalf of all purchasers of Titan common stock during the period from July 24, 2003 through and including March 22, 2004. The complaint seeks an unspecified amount of damages. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On January 14, 2005, Titan and certain individual defendants jointly filed a motion to dismiss the complaint. The plaintiff intends to seek leave to amend the complaint. If the court allows the plaintiff to amend the complaint, Titan expects to file a motion to dismiss the amended complaint. Titan intends to defend the claims vigorously.

        Since April 7, 2004, two stockholder class action complaints have been filed against certain Titan officers, asserting that these officers breached their fiduciary duties to Titan's stockholders. The complaints, which Titan refers to as the "fiduciary duty actions", were filed in the Superior Court for the State of California in and for San Diego County. The cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. The fiduciary duty actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The fiduciary duty actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials. The complaints seek compensatory damages in respect of the loss of value sustained by Titan stockholders as a result of the reduction in merger consideration payable to them under the terms of the amendment to the merger agreement with Lockheed Martin delivered on April 7, 2004. The Berger and Garfield matters have been consolidated and are now treated, for all purposes, as the Garfield matter. Additionally, plaintiffs and defendants have agreed that defendants are not required to answer or otherwise respond to the Garfield complaint until the motions to dismiss in the federal securities action have been denied or granted with prejudice. Titan intends to defend the claims vigorously.

        Since June 28, 2004, four shareholder derivative lawsuits have been filed against Titan directors and certain Titan officers, naming Titan as a nominal defendant, which Titan refers to collectively as the "derivative actions". The derivative actions include Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County and Madnick v. Gene Ray, et al, No. 1215-N, which was filed in the Delaware Court of Chancery, New Castle County. The derivative actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented alleged FCPA violations or would have detected the FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to work performed by foreign nationals, and the loss of contracts with the government. The plaintiffs seek to recover the costs incurred in the internal and external investigations, penalties or damages paid to settle private litigation or government proceedings, and lost goodwill. The Weisgerber and Bildstein matters have been consolidated and are now treated, for all purposes, as the Weisgerber matter. The Ridgeway plaintiff intends to file an amended complaint which will include both derivative and direct claims. Titan intends to defend all claims made in the derivative actions vigorously.

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

        Since August 2003, Titan, certain corporate officers of SureBeam Corporation, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these class action lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR), a single class action for which an amended consolidated class action complaint was filed on March 24, 2004, with the U.S. District Court for the Southern District of California. The complaint seeks an unspecified amount of damages. The SureBeam class action complaint alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made not misleading. The SureBeam class action complaint also alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the amended consolidated complaint. The court granted plaintiffs 45 days leave to amend their complaint, which amended complaint has been filed. Titan intends to defend the claims vigorously.

        On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. As of the date of this report, the bankruptcy trustee has not served the complaint. Titan is not named as defendant in this litigation and received a prior release of claims from the bankruptcy trustee. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions.

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

        On August 16, 2002, Perimex International Corporation (Perimex) filed a complaint against Titan, Titan Wireless, Inc. (Titan Wireless) and a former Titan Wireless employee in San Diego Superior Court in San Diego, California. Perimex later dismissed its complaint voluntarily and filed a new complaint with substantially similar allegations in the United States District Court for the Southern District of California, NO. 03-CV-1037 IEG (WMC). The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with existing contractual relationships and prospective business advantage and violation of the California unfair competition law arising from an alleged failure of Titan Wireless to enter a joint venture with Perimex to develop a telecommunications network in Argentina and other related alleged misconduct. On April 25, 2005, the court dismissed the complaint with prejudice, and the case was terminated.

        On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, NO. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. Titan intends to defend its position vigorously.

        On March 14, 2005, Makram Majid Chams, a former consultant of Titan filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan's publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. Titan intends to defend its position vigorously.

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

Note (8) Guarantor Condensed Consolidating Financial Statements

        As discussed in Note 5, on May 15, 2003, Titan sold $200 million of 8% senior subordinated notes in a private placement. Titan used the net proceeds from the issuance of the 8% senior subordinated notes, plus borrowings of $50 million made under its revolving credit facility and additional cash on hand, to redeem all of the $250 million of the then-outstanding 5 3/4% HIGH TIDES convertible preferred securities. The redemption of HIGH TIDES occurred on June 4, 2003.

        Following are consolidating condensed balance sheets as of March 31, 2005 (unaudited) and December 31, 2004, and unaudited statements of operations for the three months ended March 2005 and 2004, and statements of cash flows for the three months ended March 31, 2005 and 2004 for the Guarantor Subsidiaries and the Non-guarantor Subsidiaries as defined below. The following consolidated condensed financial statements present financial information for:

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

        The classification of operating entities within each of the columns is based on the legal status of the entity as of March 31, 2005. Accordingly, certain legal entities that existed in prior years that have been merged into Titan as of March 31, 2005 have been reclassified in the prior year condensed financial statements to conform to the current year presentation.

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended March 31, 2005
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$541,672	$16,273	$1,941	$(893)	$558,993

Costs and expenses:
Cost of revenues	455,464	14,160	1,692	(821)	470,495
Selling, general and administrative	38,725	1,362	505	—	40,592
Research and development	3,359	232	—	—	3,591
Merger, investigation and settlement costs	5,818	—	—	—	5,818

Total costs and expenses	503,366	15,754	2,197	(821)	520,496

Operating profit (loss)	38,306	519	(256)	(72)	38,497
Interest expense	(9,971)	—	—	—	(9,971)
Interest income	287	—	2	—	289

Income (loss) from continuing operations before income taxes	28,622	519	(254)	(72)	28,815
Income tax provision (benefit)	10,590	192	(94)	(26)	10,662

Income (loss) from continuing operations	18,032	327	(160)	(46)	18,153
Income (loss) from discontinued operations, net of taxes	(11)	870	—	—	859

Earnings (loss) before equity in earnings of subsidiaries	18,021	1,197	(160)	(46)	19,012
Equity in losses of subsidiaries	1,037	—	—	(1,037)	—

Net earnings (loss)	$19,058	$1,197	$(160)	$(1,083)	$19,012

Condensed Consolidating Parent Company, Guarantor and Non-guarantor
Statement of Operations
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Revenues	$435,933	$12,048	$7,694	$(1,653)	$454,022

Costs and expenses:
Cost of revenues	364,898	10,744	8,233	(1,603)	382,272
Selling, general and administrative	33,308	1,227	1,354	—	35,889
Research and development	3,177	241	—	—	3,418
Merger, investigation and settlement costs	17,579	—	—	—	17,579

Total costs and expenses	418,962	12,212	9,587	(1,603)	439,158

Operating profit (loss)	16,971	(164)	(1,893)	(50)	14,864
Interest expense	(9,116)	—	—	—	(9,116)
Interest income	163	—	—	—	163
Gain (loss) on sale of assets	863	(300)	—	—	563

Income (loss) from continuing operations before income taxes	8,881	(464)	(1,893)	(50)	6,474
Income tax provision (benefit)	3,805	(185)	(757)	(20)	2,843

Income (loss) from continuing operations	5,076	(279)	(1,136)	(30)	3,631
Income (loss) from discontinued operations, net of taxes	(167)	(614)	209	—	(572)

Earnings (loss) before equity in earnings of subsidiaries	4,909	(893)	(927)	(30)	3,059
Equity in losses of subsidiaries	(1,820)	—	—	1,820	—

Net earnings (loss)	$3,089	$(893)	$(927)	$1,790	$3,059

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Balance Sheet

As of March 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$19,715	$(379)	$(14)	$—	$19,322
Accounts receivable—net	490,689	17,078	11,713	—	519,480
Inventories	21,487	—	—	—	21,487
Prepaid expenses and other	22,225	315	690	(71)	23,160
Deferred income taxes	84,441	—	—	—	84,441

Total current assets	638,557	17,015	12,389	(71)	667,890
Property and equipment—net	54,801	407	768	—	55,976
Goodwill	456,033	8,377	59	—	464,469
Other assets—net	56,445	24	72	—	56,541
Deferred income taxes	52,651	—	—	—	52,651
Non-current assets of discontinued operations	—	23,387	—	—	23,387
Intercompany investments, advances and liabilities—net	335,486	(182,671)	(152,815)	—	—

Total assets	$1,593,973	$(133,461)	$(139,527)	$(71)	$1,320,914

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	91,592	4,686	282	—	96,560
Current portion of long-term debt	36	—	—	—	36
Accrued compensation and benefits	75,973	1,571	367	—	77,911
Other accrued liabilities	92,152	2,551	724	—	95,427
Current liabilities of discontinued operations	6,655	2,427	—	—	9,082

Total current liabilities	269,908	11,235	1,373	—	282,516

Long-term portion of amounts outstanding under line of credit	381,875	—	—	—	381,875
Senior subordinated notes	200,000	—	—	—	200,000
Other long-term debt	479	—	—	—	479
Other non-current liabilities	50,415	—	624	—	51,039
Non-current liabilities of discontinued operations	9,677	23,387	—	—	33,064
Stockholders' equity (deficit)	681,619	(168,083)	(141,524)	(71)	371,941

Total liabilities and equity	$1,593,973	$(133,461)	$(139,527)	$(71)	$1,320,914

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Balance Sheet

As of December 31, 2004

(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Assets
Current Assets:
Cash and cash equivalents	$17,364	$(611)	$(81)	$—	$16,672
Accounts receivable—net	484,664	15,973	14,749	—	515,386
Inventories	21,336	—	—	—	21,336
Prepaid expenses and other	28,885	501	230	(577)	29,039
Deferred income taxes	95,390	—	—	—	95,390
Current assets of discontinued operations	—	1,665	—	—	1,665

Total current assets	647,639	17,528	14,898	(577)	679,488
Property and equipment—net	56,243	427	872	—	57,542
Goodwill	456,033	8,377	59	—	464,469
Other assets—net	61,325	21	72	—	61,418
Deferred income taxes	52,647	—	—	—	52,647
Non-current assets of discontinued operations	—	26,469	—		26,469
Intercompany investments, advances and liabilities—net	321,296	(171,744)	(149,552)	—	—

Total assets	$1,595,183	$(118,922)	$(133,651)	$(577)	$1,342,033

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of amounts outstanding under line of credit	$3,500	$—	$—	$—	$3,500
Accounts payable	107,991	7,296	745		116,032
Current portion of long-term debt	500	—	—	—	500
Accrued compensation and benefits	93,412	2,213	2,743	—	98,368
Other accrued liabilities	109,536	3,339	2,293	—	115,168
Current liabilities of discontinued operations	6,872	14,123	—	—	20,995

Total current liabilities	321,811	26,971	5,781	—	354,563

Long-term portion of amounts outstanding under line of credit	352,750	—	—	—	352,750
Senior subordinated debt	200,000	—	—	—	200,000
Other long-term debt	491	—	—	—	491
Other non-current liabilities	50,899	—	1,932	—	52,831
Non-current liabilities of discontinued operations	9,931	23,387	—	—	33,318
Stockholders' equity (deficit)	659,301	(169,280)	(141,364)	(577)	348,080

Total liabilities and equity	$1,595,183	$(118,922)	$(133,651)	$(577)	$1,342,033

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Cash Flows

For the Three Months Ended March 31, 2005

(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$18,350	$327	$(160)	$(364)	$18,153
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations	(33,038)	(4,714)	(3,027)	364	(40,415)

Net cash used by continuing operations	(14,688)	(4,387)	(3,187)	—	(22,262)

Income (loss) from discontinued operations	(11)	870	—	—	859
Adjustments to reconcile income (loss) from discontinued operations to cash used for discontinued operations	2,709	(7,033)	—	—	(4,324)

Net cash provided (used) by discontinued operations	2,698	(6,163)	—	—	(3,465)

Net cash used by operating activities	(11,990)	(10,550)	(3,187)	—	(25,727)

Cash Flows from Investing Activities:
Capital expenditures	(1,963)	(55)	(9)	—	(2,027)
Proceeds from sale of investments and net assets
Earnout payment related to prior year acquisition
Other investments
Proceeds (payments) on intercompany investments, advances and liabilities	(14,274)	11,011	3,263	—	—
Other	33	—	—	—	33

Net cash provided (used) by investing activities	(16,204)	10,956	3,254	—	(1,994)

Cash Flows from Financing Activities:
Retirement of debt	(476)	—	—	—	(476)
Additions to debt	29,125	—	—	—	29,125
Proceeds from exercise of stock options and other	1,732	—	—	—	1,732
Other	164	(174)	—	—	(10)

Net cash provided (used) by financing activities	30,545	(174)	—	—	30,371

Net decrease in cash and cash equivalents	2,351	232	67	—	2,650
Cash and cash equivalents at beginning of year	17,364	(611)	(81)	—	16,672

Cash and cash equivalents at end of period	$19,715	$(379)	$(14)	$—	$19,322

Condensed Consolidating Parent Company, Guarantor and Non-guarantor

Statement of Cash Flows

For the Three Months Ended March 31, 2004

(Unaudited)
(In thousands)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Reclassifications and Eliminations	The Titan Corporation and Subsidiaries
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$4,943	$(224)	$(1,060)	$(28)	$3,631
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operations	(24,119)	(5,080)	(136)	28	(29,307)

Net cash used by continuing operations	(19,176)	(5,304)	(1,196)	—	(25,676)

Income (loss) from discontinued operations	(167)	(614)	209	—	(572)
Adjustments to reconcile loss from discontinued operations to cash used for discontinued operations	2,362	(2,206)	(649)	—	(493)

Net cash used by discontinued operations	2,195	(2,820)	(440)	—	(1,065)

Net cash used by operating activities	(16,981)	(8,124)	(1,636)	—	(26,741)

Cash Flows from Investing Activities:
Capital expenditures	(3,260)	(5,595)	(8)	—	(8,863)
Proceeds from sale of investments and net assets	2,494	386	—	—	2,880
Earnout payment related to prior year acquisition	(1,781)	—	—	—	(1,781)
Other investments	(17)	—	—	—	(17)
Proceeds (payments) on intercompany investments, advances and liabilities	(12,831)	13,031	(200)	—	—
Other	563	—	—	—	563

Net cash provided (used) by investing activities	(14,832)	7,822	(208)	—	(7,218)

Cash Flows from Financing Activities:
Additions to debt	30,000	—	—	—	30,000
Retirement of debt	(26)	—	—	—	(26)
Preferred stock redemption	(12,518)	—	—	—	(12,518)
Proceeds from exercise of stock options and other	5,632	—	—	—	5,632
Dividends paid	(190)	—	—	—	(190)
Other	(25)	—	(5)	—	(30)

Net cash provided (used) by financing activities	22,873	—	(5)	—	22,868

Effect of exchange rate changes on cash	—	—	(131)	—	(131)

Net decrease in cash and cash equivalents	(8,940)	(302)	(1,980)	—	(11,222)
Cash and cash equivalents at beginning of year	25,861	(852)	1,965	—	26,974

Cash and cash equivalents at end of period	$16,921	$(1,154)	$(15)	$—	$15,752

Note (9) Subsequent Events

        On April 21, 2005, Titan completed the acquisition of 100% of the outstanding shares of Intelligence Data Systems, Inc. (IDS) for $42.5 million in cash, before considering the effect of cash acquired in the transaction. Of this amount, $6.3 million has been placed in escrow to satisfy any indemnification claims by Titan. IDS is a high-technology and professional services firm supporting the U.S. intelligence community through highly specialized expertise in data mining, high-performance computing, data analysis, information fusion, and information sharing. The acquisition was to further Titan's goal of acquiring government information technology companies that fit strategically with its government business, particularly within the intelligence community marketplace. The acquisition will be accounted for as a purchase in accordance with the provisions of SFAS No. 141, "Business Combinations", and accordingly, the results of operations of IDS will be included in Titan's results of operations beginning as of the date of acquisition.

THE TITAN CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, or as otherwise noted).

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

        In June 2004, our board of directors decided to sell or otherwise divest our Datron World Communications business (Datron World) and Titan Scan Technologies service business (Scan Services). Datron World and Scan Services were non-core operations that had not performed to management's expectations, and their divestiture would allow us to better focus on our National Security Solutions business. These businesses have been reported as discontinued operations in accordance with SFAS 144, and all periods presented have been restated accordingly to reflect these operations as discontinued. Subsequently, during the fourth quarter of 2004, Datron World was sold for approximately $4.7 million, resulting in a loss of approximately $2.0 million; and during the first quarter of 2005, Scan Services was sold for approximately $4.9 million, resulting in a gain of approximately $0.2 million.

RESULTS OF OPERATIONS

Revenues

        Consolidated revenues for the first quarter increased from $454.0 million in 2004 to $559.0 million in 2005, a 23.1% increase. Revenues in 2005 increased due to the increased work on a number of existing contracts as well as work on new contracts. Revenues in 2005 increased approximately $41.6 million on our linguist contract with the U.S. Army's Intelligence and Security Command, under which we are providing translators and linguists worldwide, and in Iraq in particular, due to increased needs in the security, intelligence and reconstruction efforts. Three other intelligence-related contracts contributed to revenue growth of approximately $16.3 million in the aggregate. These contracts include the Joint Deployable Intelligence Support Systems contract, the Intelligence and Information Technology Management contract for the U.S. Navy and our contract with the U.S. Air Forces in Europe. Three contracts providing Enterprise IT services contributed approximately $10.1 million of the revenue growth in the first quarter of 2005. The Enterprise Architecture and Decision Support contract for the National Security Agency contributed increased revenues of approximately $3.1million; the Enterprise Information Technology contract contributed increased revenues of approximately $3.6 million; and services provided under our Integration and Operational Information Technology Support contract for the North American Aerospace Defense Command and the U.S. Northern Command contract contributed approximately $3.4 million to the quarter over quarter revenue growth. In addition, revenues increased approximately $10.7 million from two U.S. Navy contracts to provide engineering services and support, systems integration, installation and life cycle support. Total revenues from our linguist contract were $85.0 million during the first quarter of 2005, or 15.2%, of total revenues. Total revenues related to our enterprise information technology contract for U.S. Special Operations Command were $18.9 million, or 3.4%, during the first quarter of 2005. No other single contract accounted for more than 3% of total revenue in the first quarter of 2005.

Selling, General and Administrative

        Our selling, general and administrative (SG&A) expenses increased from $35.9 million in the first quarter of 2004 to $40.6 million in the first quarter of 2005, a 13.1% increase. As a percentage of revenues, SG&A decreased from 7.9% of revenues in the quarter ended March 31, 2004 to 7.3% in the quarter ended March 31, 2005. The increase in SG&A expenses is due to increased management costs to support the significant growth in revenues and to staff administrative positions that were lost in the first quarter of 2004, which were not initially replaced because of the then-pending merger with Lockheed Martin. SG&A expenses also increased with the addition of newly established corporate functions, including Contracts and Ethics and Compliance, which were established in late 2004. Additionally, legal costs of approximately $0.3 million related to the SureBeam class action litigation were incurred in the first quarter of 2005 (see Note 7). SG&A expenses in the first quarter of 2004 included $1.4 million in legal and other professional fees related to the SureBeam bankruptcy proceedings.

Research and Development

        Our research and development (R&D) expenses for the first quarter increased from $3.4 million in 2004 to $3.6 million in 2005. As a percentage of revenues, R&D expenses remained at less than 1% in both years.

        R&D expenses in the first quarter of 2005 were incurred primarily from our continued development of high-speed modems and related antennas, including applications related to the family of Wideband SATCOM Terminals, secure communications devices, high frequency (HF) and very high frequency (VHF) manpack multiband radios, devices for Homeland Security applications, and the development of an enterprise security system that enables secure storage, transmission and access of information in a mobile environment.

Merger, Investigation and Settlement Costs

        In the three months ended March 31, 2004, Titan incurred approximately $17.6 million in legal, investment banking, accounting, printing, and other professional fees and costs related to the then-proposed merger with Lockheed Martin. Approximately $11.9 million of these costs were associated with the comprehensive internal review being conducted by Titan to evaluate whether payments involving international consultants for Titan or its subsidiaries were made in violation of applicable law. The legal, accounting and other professional fees incurred also supported the related inquiry by the Department of Justice and the investigation by the Securities and Exchange Commission. Also included in merger, investigation and settlement costs are approximately $5.7 million of costs, related to the then-proposed merger transaction itself, including the exchange offer and consent solicitation for Titan's senior subordinated notes and the redemption of Titan's preferred stock, both of which were conditions to close the then-proposed merger.

        On March 1, 2005, Titan entered into settlement agreements with the SEC and DoJ and paid $28.5 million to settle the matters related to the FCPA investigations. These payments were reserved for as of December 31, 2004 and did not impact Titan's results of operations for the three months ended March 31, 2005. These payments, however, impacted our cash flows from operations, our use of cash and our borrowings under our senior revolver during the quarter.

        In the three months ended March 31, 2005, merger, investigation and settlement costs of $5.8 million, in the accompanying consolidated income statements, include $5.4 million in legal costs related to the resolution of the FCPA investigation and $0.4 million in legal costs stemming from FCPA-related litigation and investigations (see Note 7).

Operating Profit

        Our operating profit increased from $14.9 million for the three months ended March 31, 2004 to $38.5 million for the three months ended March 31, 2005, or from 3.3% of revenues in 2004 to 6.9% of revenues in 2005. Included in the operating results for the quarter ended March 31, 2005 are merger, investigation and settlement costs of approximately $5.8 million, discussed above. Included in the operating results for the quarter ended March 31, 2004 are approximately $17.6 million in investigation costs and legal, investment banking, accounting, and other professional fees and services related to the then-pending merger with Lockheed Martin. The increase in overall operating profit and operating margin was a result of the profits earned on the increased revenues, improved performance on fixed price work and improved award fees, prior year completion or improvement in certain under-performing contracts, and the lower merger, investigation and settlement costs incurred in the first quarter of 2005 as compared to the first quarter of 2004.

Interest Expense, Net

        Our net interest expense increased from $9.0 million in the first quarter of 2004 to $9.7 million in the first quarter of 2005, due primarily to increased borrowings coupled with increases in LIBOR interest rates partially offset by reductions in the spread above LIBOR on the term loan in our senior credit facility based upon our credit rating from Moody's Investor Services and Standard & Poor's. As of September 2, 2004, the spread decreased by 50 basis points and as of March 10, 2005, the spread was reduced by an additional 25 basis points. Borrowings from our senior credit facility, excluding working capital lines from acquired companies, averaged $354.0 million for the three months ended March 31, 2004, at a weighted average interest rate of 4.8%, as compared to $367.5 million in the three months ended March 31, 2005, at a weighted average interest rate of 5.6%.

Gain on Sale of Assets

        The net gain on sale of assets in the first quarter of 2004 represents a gain on the sale of certain contracts and related assets and liabilities of our Communications & Software Solutions Division ("CSSD") of $0.9 million, and a loss of $0.3 million on the sale of certain assets of our Datacentric Automation business. The sale of certain assets of CSSD was completed in order to address concerns raised by CSSD's principal customer related to organizational conflict of interest issues arising from the then-pending merger with Lockheed Martin. The assets of our Datacentric Automation operations were sold as part of our ongoing strategy to divest non-core operations.

Income Taxes

        Consolidated income taxes reflect effective rates of 44% in the quarter ended March 31, 2004, and 37% in the quarter ended March 31, 2005. The rates in both years reflect the expected provision rates for each of the full fiscal years at the end of each of those periods. The expected tax provision rates are impacted by estimated changes in the annual book income and the estimated tax deductibility of certain operating expenses. The higher effective tax rate in 2004 primarily relates to non-deductible merger costs associated with the then-pending merger with Lockheed Martin.

        Titan has net operating loss carryforwards of approximately $274 million as of December 31, 2004, which are reflected at their net-of-tax amounts in current and non-current deferred tax assets in the accompanying consolidated balance sheets. Titan believes these net operating loss carryforwards will be fully realized before they expire, with such expirations starting in 2010 and ending in 2024. Titan expects to report taxable income for the year ending December 31, 2005 and therefore any 2005 taxable income will reduce prior period net operating losses.

Loss From Discontinued Operations

        In the quarter ended March 31, 2004, loss from discontinued operations was $0.6 million, net of a tax benefit of $0.5 million. The net loss was related to net operating losses of $0.9 million from Titan Wireless and $0.4 million primarily from Lincom Wireless, Datron World and Scan Services, offset by income of $0.2 million from Cayenta Canada, our commercial information technology business.

        In the quarter ended March 31, 2005, income from discontinued operations was $0.9 million, net of a tax provision of $0.5 million, primarily related to a gain of $1.3 million from the final settlement payment to a former Titan Wireless subcontractor, which was previously accrued at a higher estimated settlement amount. Also included in income from discontinued operations is a gain from the sale of Scan Services of $0.2 million, which was offset by net operating losses of $0.2 million related to the Company's shut down of the Titan Wireless business, $0.2 million in Scan Services, prior to the sale transaction, and $0.2 million in costs to maintain the SureBeam leased facilities.

Net Income

        In the quarter ended March 31, 2004, we reported net income of $3.1 million, as compared to net income of $19.0 million in the quarter ended March 31, 2005. Loss from discontinued operations was $0.6 million in the quarter ended March 31, 2004, as compared to income of $0.9 million in the quarter ended March 31, 2005. Included in the results for the quarters ended March 31, 2004 and 2005 are pre-tax merger, investigation and settlement costs of $17.6 million and $5.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our continuing operations during the three months ended March 31, 2005 used net cash of approximately $22.3 million, primarily resulting from the payment of $28.5 million for the FCPA settlements, reductions in our accrued compensation of $20.5 million, primarily related to payments of our annual incentive compensation plan and the reduction of accounts payable from December 31, 2004 of $19.5 million. Additionally, cash flow from continuing operations reflects an increase in receivables balances of approximately $4.1 million. While our days sales outstanding related to our linguist contract with the U.S. Army improved in the first quarter of 2005, it was offset by slower payments in the quarter on other contracts. These uses were offset by cash generated by profits from our core government business in the first quarter of 2005.

        Our investing activities used net cash of $2.0 million, which was primarily for capital expenditures.

        Financing activities provided $30.4 million, primarily from $29.1 million of borrowings under our revolving line of credit and $1.7 million from the exercise of stock options, partially offset by retirements of debt held by subsidiaries of $0.5 million.

        Discontinued operations used approximately $3.5 million, due primarily to the settlement payment to a former Titan Wireless subcontractor for $9.0 million in March 2005 (see Note 4 to the consolidated financial statements), and to a lesser extent to payments made on leases related to SureBeam and other exit costs. These amounts were substantially offset by proceeds of $4.9 million from the sale of Scan Services in February 2005 and an additional $2.6 million in the first quarter of 2005 from the sale of Datron World, which was sold in the fourth quarter of 2004.

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

        At March 31, 2005, total borrowings under our senior credit facility were $385.4 million at a weighted average interest rate of 5.34%. Commitments under letters of credit were $4.2 million at March 31, 2005, which reduces availability of our senior credit facility, resulting in $85.8 million of borrowing availability on the senior revolving credit facility at March 31, 2005. Of the total borrowings, $3.5 million was short-term.

        On September 2, 2004, we entered into an amendment of our senior credit facility, which ties our effective borrowing rate on our term loan within the facility, within a limited range, to changes in ratings from the two major agencies. The amendment immediately reduced the interest rate on our term loan by 50 basis points from LIBOR plus 325 basis points (or prime plus 200 basis points) to LIBOR plus 275 basis points (or prime plus 150 basis points). The interest rate was based on our current senior debt credit rating and outlook from Moody's Investor Services and Standard & Poor's. The amendment includes a provision that automatically increases or decreases the rate on the term loan to either LIBOR plus 300 basis points (or prime plus 175 basis points) or LIBOR plus 250 basis points (or prime plus 125 basis points), if our senior debt credit rating from Standard & Poor's or Moody's Investor Services changes, per the terms of the amendment. In March 2005, both rating agencies completed their credit reviews of us reflecting the resolution of the government FCPA investigation. Both agencies confirmed our existing ratings, but improved our credit outlook to "stable". As a result, effective March 10, 2005, the rate on our Senior Secured Term B loan of $340 million was reduced by 25 basis points to LIBOR plus 250 basis points (or prime plus 125 basis points).

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

        The terms of the senior credit facility require us to provide certain customary covenants for a senior credit facility, including certain financial covenants. As amended, these financial covenants, as set forth in the senior credit agreement, for the first quarter of 2005 are comprised of a maximum total debt to EBITDA ratio of 4.75 to 1.0, declining to 4.5 to 1.0 on June 30, 2005, 4.25 to 1.0 on December 31, 2005 and 4.0 to 1.0 on June 30, 2006; a maximum total senior debt to EBITDA ratio of 3.0 to 1.0, declining to 2.75 to 1.0 on June 30, 2005 and 2.5 to 1.0 on December 31, 2005; a minimum interest coverage ratio of 3.0 to 1.0; a minimum fixed charge coverage ratio of 1.35 to 1.0 and a minimum net worth of approximately $277.0 million at March 31, 2005. We were in compliance with all financial covenants as of March 31, 2005.

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

        In addition, on or prior to May 15, 2006, Titan may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price of 108% of the principal together with accrued and unpaid interest. The Notes are unsecured and rank or will rank equally with our current or future senior subordinated indebtedness. Each of Titan's domestic subsidiaries, other than Cayenta, guarantee the Notes. The guarantees are unsecured and rank equally with each guarantor's senior subordinated indebtedness. The Notes and the guarantees are junior to all of Titan's and each guarantor's senior indebtedness and senior to all of Titan's and each guarantor's subordinated indebtedness. On July 19, 2004, Titan completed the exchange of the existing Notes for a new series of 8% senior subordinated notes due May 15, 2011 registered under the Securities Act with terms substantially similar to the Notes.

        Except with respect to certain obligations related to divested and/or discontinued business, as discussed in Note 4 to the consolidated financial statements, there are no Titan guarantees of debt or performance for any third party, including any unconsolidated subsidiary. The standby letters of credit for Datron World disclosed as outstanding at December 31, 2004 were transferred to Datron World in the first quarter of 2005; as such, there are no outstanding Titan commitments or contingencies related to Datron World.

        In relation to our acquisition of International Systems in 2002, additional consideration may be payable through 2011 based upon earnings levels achieved. Approximately $0.6 million additional consideration was accrued for earnings generated in 2004 and was paid in April 2005.

        On April 21, 2005, we completed the acquisition of 100% of the outstanding shares of Intelligence Data Systems, Inc. for $42.5 million in cash, before considering the effect of cash acquired in the transaction. IDS is a high-technology and professional services firm supporting the U.S. intelligence community through highly specialized expertise in data mining, high-performance computing, data analysis, information fusion, and information sharing.

        We plan to finance our operations and working capital from a combination of sources—principally cash generation from our core businesses and our credit facility. Management believes that the combination of our existing cash, amounts available under our credit facility and cash flow expected to be generated from our operations will be sufficient to fund planned investments, the payment of additional consideration on acquisitions, settlement or other resolution of pending class action litigation and working capital requirements for at least the next twelve months. Our strategy is to use cash flow from operations generated by the business to pay down debt. However, we may use some or all available cash to fund additional strategic acquisitions relating to our national security business. We may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. Any additional issuance of equity or equity-linked securities may result in substantial dilution to our stockholders. In addition, our senior credit facility, as amended, contains a provision whereby the interest rate for the term loan under our senior credit facility will be automatically increased if our senior debt credit rating from Standard & Poor's or Moody's Investor Services is downgraded. The applicable margin for our term loans, currently at LIBOR plus 250 basis points (or prime plus125 basis points), will increase by 25 basis points to LIBOR plus 275 basis points

(or prime plus 150 basis points) if Titan's debt rating from S&P, currently at BB-, is put on a rating watch of "Negative Outlook", or if Titan's debt rating from Moody's, currently at Ba3, is put on a rating watch of "Watch-Possible Downgrade", further more, the current applicable margin for Titan's term loans will increase to LIBOR plus 300 basis points (or prime plus 175 basis points) if our debt rating from S&P is B+ or lower or if our debt rating from Moody's is B1 or lower. If the credit rating on Titan is downgraded by rating agencies, Titan's ability to raise additional funds under new credit facilities may be more difficult or altogether not possible. Management is continually monitoring and re-evaluating its level of investment in all of our operations and the financing sources available to achieve our goals.

BACKLOG

        Many of our contracts with the U.S. government are funded by the procuring agency from time to time, primarily based on its fiscal requirements and vagaries of government procurement funding. This results in two different categories of U.S. government backlog: funded and unfunded backlog. "Funded backlog" consists of the aggregate contract revenues expected to be earned by us from existing contracts at a given time, but only to the extent such amounts have been appropriated by Congress and allocated to a specific contract by the procuring government agency. Although funded backlog is appropriated by Congress, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential cancellation fees. "Unfunded backlog" consists of the aggregate contract revenues expected to be earned as our customers incrementally allot funding to existing contracts, awarded to us whether we are acting as a prime contractor or subcontractor. Unfunded backlog includes priced options on existing contracts, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award. Unfunded backlog also includes our estimate of aggregate contract revenues expected to be earned under existing unfunded Indefinite Delivery/Indefinite Quantity contracts and multiple-award contracts awarded to us. "Backlog" is the total of the government funded and unfunded backlog.

        As of March 31, 2005, our total backlog was $6.6 billion as compared to $6.2 billion as of December 31, 2004. The actual timing of receipt of revenues on contracts included in backlog could change because many factors affect the scheduling of contract work and the amount of funding on contracts by the customer. In addition, cancellations or adjustments to contracts may occur. Backlog may be subject to large variations from period to period as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government. No assurance can be given as to when and if revenue will be realized on projects included within our backlog.

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

        Benefit plans.    We provide for limited post-retirement medical benefits for former employees of operations discontinued in prior years and for our Chairman, President and Chief Executive Officer. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected mortality rates and estimated growth rates in medical and healthcare costs, which are all assumptions our actuaries rely upon in preparing their estimates for us. Any materially different valuations for actuarial assumptions that are different from our current expectations could impact our accruals for these post-retirement benefit obligations. As the population that participates in these plans is limited, we do not believe changes in valuations would have a material impact on our provisions for these post-retirement obligations.

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

        Principles of consolidation.    Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management's evaluation of the level of our ability to retain and exercise control through decision-making ability and to exercise significant influence, as well as our equity ownership interest. Management also considers whether its investments are variable interest entities in accordance with Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). In the event that our ability to obtain control and exercise significant influence changes materially from management's evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

        Litigation reserves.    Management evaluates its pending or threatened litigation, claims and assessments to determine whether to record a provision related to such items and the related disclosure in accordance with accounting principles generally accepted in the United States. For significant litigation matters, management obtains the opinion of counsel and to the extent that a loss is probable and estimable, the Company records a provision for such loss based on the best available estimate of possible outcomes, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." For matters in which a loss is determined to be probable but not estimable, Titan provides disclosure of such matters in the notes to its consolidated financial statements. An example of a matter requiring a provision for loss and disclosure of the contingency was the Company's disclosed dispute with a subcontractor related to the project in Benin, Africa, for which the Company provided a loss reserve for $10.3 million, as disclosed in Note 4 to the consolidated financial statements. Examples of matters that do not currently require a provision for loss but do require disclosure of the contingency are the numerous class-action lawsuits filed against the Company, as disclosed in Note 7 to the consolidated financial statements.

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

        During the three months ended March 31, 2005, $85.0 million of our revenue, or approximately 15.2% of our total revenues for this period, was from our linguist contract with the U.S. Army. During the third quarter of 2004, the U.S. Army extended our linguist contract for an initial period of six months through March 31, 2005, with two three-month options. In the first quarter of 2005, the U.S. Army exercised both options. Prior to the option exercises, and also in the first quarter of 2005, the U.S. Army also issued a cure letter to us. In response to this letter, we agreed upon a new schedule of services that requires us to accelerate the hiring of linguists. As of the date of this filing, we are meeting this requirement. During this period, we expect the U.S Army to issue a new competitive procurement strategy for future linguist services, on which we intend to bid. The U.S. Army may decide to procure linguist services from multiple sources instead of under a sole source contract, which would increase competition. We cannot be certain that we will be able to win the re-compete for this business.

        Approximately 87% of our total revenues in the first quarter of 2005 was for products and services under contracts with various parts of the Department of Defense or with prime contractors to the Department of Defense, including the linguist contract with the U.S. Army and our contract with the U.S. Special Operations Command, which represented approximately 3.4% of our total revenue during this period. Although these various parts of the Department of Defense are subject to common budgetary pressures and other factors, our various customers exercise independent purchasing decisions. Because of such concentration of our contracts, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our Department of Defense contracts and subcontracts are simultaneously delayed or canceled for budgetary performance or other reasons.

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

        While we expect the cost of our defense of some of the pending litigation, including costs of defense for directors or officers, and our potential liability to be covered under insurance we maintain, our insurance coverage will not eliminate the risks associated with the pending litigation. We have a $5 million deductible for each claim, or series of related claims, and a co-insurance premium under our director and officer liability insurance and we are subject to deductibles under other insurance policies that may cover certain claims. Each of our insurance policies also is subject to limitations on maximum coverage. Our insurance carriers may deny coverage or provide the costs of defense, subject to a reservation of the right to contest ultimate liability. We also may face liabilities that are not subject to insurance coverage, including punitive damages.

We are obligated to comply with our plea agreement and consent to entry of judgment and our failure to comply could expose us to further liability.

        We recently settled the DoJ and SEC FCPA investigations and a related Internal Revenue Service investigation against us by pleading guilty to three felony counts consisting of violations of the anti-bribery and books and records provisions of the FCPA, aiding and assisting in the preparation of a false tax return, and by entering into a consent to entry of a final judgment with the SEC. A federal judge imposed a $13 million fine and a three-year term of supervised probation. We agreed to make payments to the SEC of $15.5 million consisting of disgorgement of profits and prejudgment interest. As part of these agreements, we agreed to implement a best-practices compliance program designed to detect and deter future violations of the FCPA and we agreed to retain an independent consultant to review our policies and procedures with respect to FCPA compliance and to adopt the consultant's recommendations. If we fail to comply with our sentence or the final judgment in the SEC matter, we could be subject to additional criminal and civil fines or penalties and limitations on our ability to enter into or perform under U.S. government contracts.

        Further, as a result of our plea agreement, we are currently unable to obtain new export licenses from the U.S. Department of State. We have been working with the U.S. Department of State to obtain relief from this automatic statutory provision, but we do not know when, or if, we will be able to obtain relief from the statutory prohibition on issuing new licenses under the Arms Export Control Act. In addition, our privilege to export products or services under existing export licenses may also be suspended. If we were to be prevented from obtaining new licenses and/or exporting products or services under existing licenses for a significant period of time, we could breach our obligations under certain contracts and could suffer adverse consequences, including termination of contracts and/or claims for damages. Certain of our revenues are generated by contracts with international customers which require export licenses. All revenues requiring export licenses are included in the total international revenues which were $27 million for the year ended December 31, 2004 and $8.1 million for the three months ended March 31, 2005.

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

Performance on some of our U.S. government contracts requires us to do business internationally and subjects us to varying rules and regulations as well as the business risks associated with international operations.

        We must comply with certain international laws in connection with our performance on some of our U.S. government contracts that require us to provide services in international locations including, but not limited to, our linguist contract with the U.S. Army and our U.S. Air Forces in Europe contract. Our inability or other failure to comply with the applicable laws of the countries in which we do business could result in fines and penalties being imposed by foreign governments or the U.S. government. Additionally, non-compliance with laws could result in revenue and fee reductions, including fee reimbursements under contracts, contract terminations or non-renewals or the loss of contracts through the competitive rebidding process or suspension or debarment from contracting with the U.S. government, any or all of which could have a material adverse effect on our business, financial condition and results of operations. The laws and regulations, which vary from country to country, include local work-permitting requirements for foreign nationals working in-country, laws obligating us to use local sponsor organizations as representatives, consultants or sponsors, local labor and benefits laws and tax laws. We also face risks from the necessity of using foreign representatives, consultants or sponsors, including the need to comply with the provisions of the FCPA and ITAR. Our need to comply with applicable local and U.S. laws may also increase our costs of doing business and the costs of our internal compliance programs. Any changes in applicable laws could adversely affect our future financial condition and results of operations. In addition, we may incur costs denominated in a currency other than the currency billed under the contract, subjecting us to foreign currency fluctuations and foreign currency exchange risk.

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

        We cannot guarantee that we will be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, including the clearances required for work on intelligence-related contracts, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses. We currently have a large number of open positions and are engaging in intensive recruiting activities. The competition for these resources may drive up the compensation we pay to attract and retain qualified personnel. Our failure to hire and retain adequate numbers of required personnel may adversely affect our ability to perform under our existing contracts or to win new contracts.

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

We compete primarily for government contracts against many companies that are larger, better financed and better known than ourselves. If we are unable to compete effectively, our business and prospects will be adversely affected.

        Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than we do. In order to remain competitive, Titan must invest to keep our products and services capabilities technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

We have taken an impairment charge in connection with the assets we acquired from the SureBeam Corporation bankruptcy, and we may not be able to recover the estimated amounts from SureBeam's bankruptcy and we may be required to make net payments on lease and bank debt guarantees in excess of estimated amounts.

        As a result of SureBeam Corporation's voluntary filing on January 19, 2004 for liquidation under Chapter 7 of the United States Bankruptcy Code, we recorded estimated pre-tax impairment charges of $15.8 million in 2003, related to credit that we had extended to SureBeam and our assessment of our ability to recover a portion of the indebtedness from assets of SureBeam we received under a settlement agreement with the bankruptcy trustee. In 2004, we recorded $14.4 million to accrue the estimate of the shortfall between the amount of SureBeam lease guarantees and the amount expected to be recovered by subleasing activities and for amounts to be incurred for facilities restoration costs. The ultimate amount of impairment to be recognized is contingent upon the amount of actual proceeds recovered by us from the liquidation of these assets, and our ability to mitigate our obligations under the facilities lease guarantees, through subleases, and loan repayments from Hawaii Pride.

Realization of components of the net deferred tax assets is dependent upon our generating sufficient taxable income prior to expiration of tax loss and tax credit carryforwards.

        The federal net operating losses at December 31, 2004 to be carried forward to future years are approximately $274 million, which carryforwards will expire in periods from 2010 through 2024. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be fully realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully utilize the net operating loss carryforwards prior to the expiration dates, taxable income of $274 million needs to be generated. Also, under federal tax law, certain potential changes in ownership of Titan may limit annual future utilization of these carryforwards.

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

        Since 1998, we have pursued a strategy of acquiring other government contractors in the information technology sector. We may pursue acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        There have been no material changes during the three months ended March 31, 2005, to the information as of December 31, 2004, contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

  Changes in Internal Control Over Financial Reporting

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

PART II—OTHER INFORMATION

THE TITAN CORPORATION

Item 1. Legal Proceedings.

        See Note 7 of the Notes to Consolidated Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

Item 5.    Other Information.

        None

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
3.2
Amendment to the Bylaws of the Company, dated February 4, 2005, which was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K, is incorporated herein by this reference. Amendments to Bylaws of the Company, dated March 22, 2000 and August 16, 2000, which were Exhibit 3.4 to the Company's 2001 Annual Report on Form 10-K, filed on April 1, 2002, are incorporated herein by this reference. The Company's Bylaws, which were Exhibit 3.3 to the Company's 1999 Annual Report on Form 10-K/405 filed March 30, 2000, are incorporated herein by this reference.

10.1
Agreement and Plan of Merger, dated April 13, 2005 by and among The Titan Corporation, a Delaware corporation, IDS Acquisition, Inc., a Virginia corporation, Intelligence Data Systems, Inc., a Virginia corporation, and Mr. Mike Canney, which was filed as Exhibit 2.1 to the Company's Current Report of Form 8-K, filed on April 18, 2005, is incorporated herein by this reference.
10.2*	Summary of Titan's Annual Cash Incentive Program for Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

*
Filed herewith

THE TITAN CORPORATION
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2005	THE TITAN CORPORATION
	By:	/s/ GENE W. RAY Gene W. Ray Chief Executive Officer and Chairman of the Board
	By:	/s/ MARK W. SOPP Mark W. Sopp Senior Vice President and Chief Financial Officer

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
THE TITAN CORPORATION CONSOLIDATED INCOME STATEMENTS (Unaudited) (in thousands, except per share data)
THE TITAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share and per share data)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands of dollars)
THE TITAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (in thousands of dollars, except per share data)
THE TITAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (in thousands, except share and per share data, or as otherwise noted)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended March 31, 2005 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Operations For the Three Months Ended March 31, 2004 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of March 31, 2005 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Balance Sheet As of December 31, 2004 (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Three Months Ended March 31, 2005 (Unaudited) (In thousands)
Condensed Consolidating Parent Company, Guarantor and Non-guarantor Statement of Cash Flows For the Three Months Ended March 31, 2004 (Unaudited) (In thousands)
THE TITAN CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, or as otherwise noted).
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
THE TITAN CORPORATION SIGNATURES